Form 10-K
period 2004-12-31
ARBINET THEXCHANGE INC
filed 2005-03-31
CIK 1136655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 0-51063

ARBINET-THEXCHANGE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3930916
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Albany Street, Tower II, Suite 450, New Brunswick, New Jersey	08901
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 509-9100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of Class)

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on March 15, 2005, based on $23.50 per share, the last reported sale price on the NASDAQ National Market on that date, was $233,463,359.

The number of shares of common stock, $0.001 par value, of the registrant outstanding as of March 15, 2005 was 24,525,991 shares.

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

Overview

We are the leading electronic market for trading, routing and settling communications capacity. Members of our exchange, consisting primarily of communications services providers, anonymously buy and sell voice calls and Internet capacity through our centralized, efficient and liquid marketplace. Communications services providers that do not use our exchange generally individually negotiate and buy access to the networks of other communications services providers to send voice calls and Internet capacity outside of their networks. We believe that we provide a cost-effective and efficient alternative to these direct connections. With a single interconnection to our exchange, members have access to all other members’ networks. Members place orders through our easy-to-use web-based interface. Sellers on the exchange post sell orders to offer voice calls and Internet capacity for specific destinations, or routes, at various prices. We independently assess the quality of these routes and include that information in the sell order. Buyers enter buy orders based on route quality and price and are matched to sell orders by our fully automated trading platform and our proprietary software. When a buyer’s order is matched to a seller’s order, the voice calls or Internet capacity are then routed through our state-of-the-art facilities. We invoice and process payments for our members’ transactions and manage the credit risk of buyers primarily through our credit management programs with third parties.

Through our exchange, members have access to communications capacity in every country in the world. Our exchange has achieved increased liquidity, as we have continued to add new members and experience growth in the number of minutes of wireline and wireless voice calls traded on our exchange through both traditional communications networks and voice over Internet protocol, or VoIP, facilities. As of December 31, 2004, we had 360 members who subscribed to our voice trading services, including nine of the world’s ten largest communications services providers. The following table illustrates the growth and changing mix of the minutes traded on our exchange for voice calls:

Year ended December 31,	Minutes (billion)	% Increase to prior year	Wireline/Wireless Mix		Traditional Networks/VoIP
			Wireline	Wireless	Traditional	VoIP
2003	8.0	60%	63%	37%	89%	11%
2004	10.5	33%	62%	38%	83%	17%

Fee revenue attributable to domestic operations was $18.5 million, $25.9 million and $31.5 million for the years ended December 31, 2002, 2003 and 2004, respectively. Fee revenue attributable to foreign operations was $4.9 million, $8.1 million and $13.2 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Industry Background

The Global Communications Services Industry

The global communications services industry continues to evolve, providing significant opportunities and creating competitive pressures for the participants in the industry. The industry has been experiencing significant changes, including the proliferation of wireless and data products and services, increased voice and data volume, declining wireline unit pricing and the emergence of new participants due to deregulation and low-cost technologies. The growth in competition and associated fragmentation along with declining wireline unit pricing and an industry structure that is characterized by high fixed costs have resulted in increased pressure on communications services providers’ profitability.

Voice Industry

According to Ovum, a leading research organization for telecommunications, software and information technology services companies, total global telecommunications voice services revenues were estimated to be $858.0 billion in 2003, and are expected to grow to $979.0 billion by 2007. Ovum estimates that global voice traffic will increase 6% over wirelines and 55% over mobile lines between 2002 and 2007. According to the International Telecommunications Union, international voice calls aggregated an estimated 280.0 billion buy and sell minutes in 2003.

The voice industry is characterized by changes driven by deregulation in telecommunications markets around the world, an increase in and shift of minutes to wireless and the acceptance of VoIP as an alternative to wireline phone service.

•	Deregulation. According to TeleGeography, a leading industry source for current and historical telephone traffic statistics, in 1995 only 15 countries, accounting for less than half of the world’s international voice traffic, had opened their long-distance markets to competition. By 2002, more than 50 countries, accounting for 90% of the world’s international voice traffic, had liberalized their long-distance markets with new communications services providers gaining 32% of the world’s minutes. We believe that new communications services providers will continue to gain market share further fragmenting the industry. According to TeleGeography, the communications services market included over 4,726 service providers in 2002, an increase of 60% compared with 2000.

•	Shift to Wireless. Ovum estimates that through 2007, wireless voice traffic will increase by 55% compared to 6% for wireline voice traffic. By 2007, wireless traffic will account for over 30% of global voice traffic. In many countries, the per minute cost of a wireless call is up to ten times higher than the per minute cost of a wireline call. According to Ovum, in 2003 revenues of wireless carriers accounted for approximately 43% of the world’s telecommunications revenues on only 25% of the world’s calling minutes.

•	VoIP. VoIP permits a user to send voice, fax and other information over the Internet, rather than through a regular telephone network system based on switches, commonly referred to as a public switched telephone network, or PSTN. VoIP has been used as a low-cost solution to provide call completion, or termination, to telecommunications services providers. The low cost of launching a telecommunications business with VoIP, coupled with deregulation in telecommunications markets, has driven fragmentation of communications services markets. VoIP is now being used as a way to provide local and long-distance phone service to consumers and enterprises. Cable companies and VoIP service providers are driving current consumer adoption of VoIP and are expected to capture a significant share of the overall voice market. According to TeleGeography, there were 18.8 billion VoIP minutes sold in 2002 compared to 1.6 billion VoIP minutes sold in 1999. Ovum estimates that VoIP minutes will grow 606% from 2004 through 2008.

Data Industry

The Internet is a global collection of tens of thousands of interconnected computer networks. A network generally must connect with other networks in order to send and receive data. In addition, online businesses and Internet service providers that rely on high-quality Internet service currently must purchase Internet capacity from, and interconnect to, multiple Internet network owners and Internet capacity resellers. As with the voice industry, the data industry is characterized by management of multiple direct interconnections, which results in high operating and infrastructure costs.

According to IDC, a leading research organization and advisory firm in the information technology and telecommunications industries, the worldwide revenues for Internet access for businesses was $35.3 billion in 2003 growing to $54.9 billion by 2008, a 9.2% compounded annual growth rate.

Traditional Communications Services Industry Business Practices

Communications services providers must access other networks to send and receive voice and data traffic. As the industry continues to fragment, establishing, managing and maintaining many direct interconnections has become cumbersome and expensive.

We believe both voice and data communications services providers typically buy and sell capacity based on a labor-intensive, costly, time-consuming and highly negotiated contractual process which leads to higher installation, network management, selling, legal, billing and collection costs. A typical transaction in which one communications services provider buys and settles network capacity from another provider includes the following steps:

STEP 1:	A buyer identifies a seller with available communications capacity at an acceptable quality and required price level. Similarly, a seller identifies a buyer seeking the quality level and price offered by the seller;

STEP 2:	The seller evaluates the creditworthiness of the buyer;

STEP 3:	The parties negotiate a contract for the purchase and sale of the communications capacity;

STEP 4:	The buyer and seller establish interconnections with each other, typically requiring investment in equipment;

STEP 5:	Once interconnection is achieved, the buyer tests the quality of the seller’s network;

STEP 6:	The parties establish administrative procedures for the invoicing and payment;

STEP 7:	The buyer notifies the seller that traffic will be sent;

STEP 8:	Traffic is sent from the buyer to the seller where it is metered and routed to its final destination;

STEP 9:	The seller generates invoices and sends them to the buyer; and

STEP 10:	If undisputed, the buyer reconciles the invoices and eventually pays the seller. If disputed, the parties must research and settle the discrepancy.

We believe this traditional process can take from three to six months from initial contact through the time of interconnection. In addition, the negotiated prices between the buyer and seller may become obsolete by the time the interconnection has been established or as market conditions change. Further, this direct process burdens the parties with numerous interconnections that must be managed and maintained.

As a result of these problems, we believe the global communications services industry has a fundamental need for a centralized, efficient and liquid means of trading, routing and settling communications capacity in order to improve profitability and optimize network utilization.

Our Solution

We have created a global, automated, standardized, single center of commerce to trade, route and settle voice calls and Internet capacity. Our exchange-based trading system permits buyers and sellers to transact business in a broad, liquid, open and transparent market, rather than on a one-to-one basis, and incorporates the following attributes:

Trade

•	Global access. Our exchange provides members with access to capacity to every country in the world.

•

Single interconnection. We currently have exchange delivery points, or EDPs, in New York, Los Angeles, London, Frankfurt and Hong Kong. Our members connect their networks to our EDPs through a local network provider or over the Internet using VoIP. Through a single interconnection to one of our EDPs, our members can seamlessly trade with and route to all other members on our exchange.

Typically, the interconnection does not require a member to purchase new equipment or incur material expenses or time.

•	Easy-to-use. Our members place orders through our easy-to-use, web-based trading platform.

•	Customized ordering. The buyers on our exchange can prioritize their orders specifying the highest quality within their given price range, or the lowest price at their requested level of quality.

•	Market intelligence. We provide our members with daily reports that detail quality, price, volume and cost savings information by destination relating to their account and across our entire exchange.

•	Neutrality. Our exchange is neutral, which means that we favor neither buyers nor sellers and we do not take a position in the market.

•	Anonymity. Sales on our exchange are made on an anonymous basis thereby preserving the communications services provider’s flexibility with respect to pricing, quality and volume.

Route

•	Patented automated order matching. Using our proprietary software and patented processes, our trading platform automatically creates a routing table that prioritizes member orders based on the quality and price parameters entered into our web-based interface. This routing table is automatically downloaded into our switches.

•	Automated delivery process. When the buyer sends traffic to our exchange, our proprietary software automatically routes the traffic to the prioritized matched seller.

•	Standardized quality control. We independently measure the quality rating of each seller’s route and regularly update that rating.

Settle

•	Centralized settlement. We provide a single invoice for all transactions on our exchange by each seller and buyer in the relevant settlement period.

•	Credit risk management. We manage the credit risk of the buyers on our exchange through our arrangements with GMAC and Highbridge, prepayment programs, the netting of our members’ buying and selling activity, cash deposits and letters of credit. Every four hours, our CreditWatch system calculates a member’s net trading balance against its credit line and automatically alerts us and the affected member as the member approaches different percentages of its credit line. We can configure our CreditWatch system on a member-by-member basis. This enables us to monitor when a member approaches or reaches its credit limit and allows us to prevent a member from exceeding its pre-determined credit limit and prohibit that member from making additional purchases once the member reaches its credit limit.

The Benefits of our Solution to our Exchange Members

Our exchange provides many benefits to our members. By trading, routing and settling voice calls and Internet capacity through our exchange, members can access multiple buyers and sellers, increase network utilization, achieve better pricing and improve profitability and cash flow by reducing the number of interconnections, reducing selling, legal, billing and collection expenses and eliminating disputes and bad debt.

•

Benefits of a single interconnection. By establishing a single interconnection to one of our five EDPs, and executing a standard membership agreement with us, communications services providers can gain immediate targeted access to and a link with several hundred buyers and sellers. This replaces the lengthy, costly and highly negotiated process of searching for and interconnecting to other communications services providers on a one-to-one basis and managing these interconnections on an ongoing basis. Furthermore by aggregating traffic through a single interconnection to our exchange, we believe that our members can improve their network utilization by increasing the traffic they buy and sell through their existing infrastructure.

•	Benefits of our trading platform and automatic routing. We believe our buyers are able to lower their costs at their specified quality criteria for voice calls and Internet capacity because buyers have access to quality and price data of numerous sellers. We eliminate the need for buyers to independently assess the quality of each seller’s network by providing a centralized and up-to-date source of quality rating of sellers’ routes, enabling buyers to make quality comparisons between sellers’ routes.

•	Benefits of our settlement and credit risk management features. Our settlement procedures are standardized and centralized. We handle all invoicing for voice calls and Internet capacity sold on our exchange. Members receive a single payment or invoice from us reflecting net buying or selling activity on our exchange. This settlement reduces members’ administrative costs and improves their working capital. We eliminate bad debt exposure for sellers because we assume the credit risk of every transaction executed on our exchange. We pay our sellers regardless of whether we have collected payment from the buyers. We manage our credit risk through the netting of our members’ buying and selling activity, third-party credit underwriting arrangements, prepayment programs, cash deposits and letters of credit. We believe our standard settlement terms accelerate the payment and improve cash flow for our sellers.

Our Strategy

Our mission is to provide a trading platform where virtually any digital good can be traded. The key elements of our strategy are:

Expand our voice business through the following initiatives:

•	Increase participation on our exchange from existing members. We believe our members benefit from economies of scale as they send more voice calls through our exchange allowing them to further reduce their expenses and reallocate resources. By demonstrating the cost savings of our exchange to senior management of our members, we believe members will increase their participation on our exchange.

•	Increase membership on our exchange. We intend to continue to add members to our exchange in order to increase liquidity and volume. We are focusing our sales and marketing efforts on incumbent national carriers, regional Bell operating companies and competitive communications services providers in deregulated markets in Western Europe, Asia and Latin America. Additionally, we are focusing our sales efforts on communications services providers that we believe are best positioned to add market share as minutes shift to wireless and VoIP, including wireless communications services providers, cable companies and VoIP service providers. As our membership increases, we expect the network effect of our exchange to attract even more buyers and sellers, which will further increase liquidity.

•	Expand our global presence. We plan to expand our presence in the high-growth markets of Asia and Latin America and have expanded our sales and marketing capabilities to serve these markets.

•	Develop, market and expand complementary services. We plan to develop, market and expand services that are complementary to our existing offerings.

•

Leverage our trading platform, intellectual property and operations support systems to offer a trading platform for other digital goods. We believe that we can leverage our web-based trading systems, intellectual property portfolio and operations support systems to allow trading, routing and settlement of other digital goods and offer additional services. In July 2004, we launched an automated full service web-based trading platform for Internet capacity. Internet capacity can be bought or sold on our exchange in a manner similar to our voice offerings. Members are able to enter orders with quality and price specifications. We deliver the capacity over our proprietary platform and handle all billing and settlement functions. In September 2004, we acquired the Internet protocol trading exchange business of Band-X Limited, or Band-X, with operations located in New York, London and Edinburgh, Scotland for $4.0 million in cash, subject to certain working capital adjustments. In connection with the acquisition of the IP trading exchange business of Band-X, Band-X assigned or otherwise transferred to us the contracts of all 196 of its customers and its nine suppliers of Internet capacity. We have assumed certain colocation leases in New York, London and Edinburgh and seven employees have joined us from Band-X. We believe the acquisition will accelerate the growth of our exchange for Internet capacity.

Services

Overview of Products and Services

We offer the following voice, data, enhanced services and information products and services:

	Product/Service	Features
Voice	PrimeVoice	Spot marketplace where buy and sell orders are matched every four hours
	SelectVoice	Spot marketplace where buyers are matched with highest quality sellers
	OptimizedVoice	PrimeVoice or SelectVoice with guaranteed order matching
	DirectAxcess	A service which provides communications services providers a direct connection to fixed and mobile networks
	Mobile on thexchange	Managed solution for mobile interconnectivity

Data	PrimeIP	Internet transit automatically delivered via a seller’s network
	SelectIP	Customized access to any specific network of a buyer’s choice
	OptimizedIP	Highest performance Internet access that optimizes buyer’s traffic among participating sellers using proprietary route optimization

Enhanced Services	RapidClear	Accelerated settlement service allows members to collect receivable payments within as few as two business days
	SwitchAxcess	Customers use our switches to switch traffic between their service provider partners under their own commercial terms
	SoftSwitchAxcess	Customers use our VoIP equipment to switch traffic between their service provider partners under their own commercial terms.
	Caller Line Identification Screening	Call screening service that allows members to trade calls without Caller ID, at lower price points

Information	AxcessCode	Standard market reference tool for international calling code breakouts
	AxcessRate	Standard industry reference tool for voice pricing and quality

Voice on thexchange

Voice on thexchange is our voice trading marketplace where communications services providers trade, route and settle voice traffic. Our members can trade voice traffic in three unique ways:

PrimeVoice. PrimeVoice is our most dynamic service, rematching orders and updating a seller’s quality profile every four hours. PrimeVoice allows our buyers and sellers to take full advantage of changes in quality and prices of voice traffic on our exchange every four hours.

SelectVoice. SelectVoice allows quality sensitive buyers to trade only with the highest quality sellers. By requiring that the seller’s quality remain constant over a four-day period, SelectVoice offers stable supply to our buyers. Our Select +7 service allows buyers and sellers who use our SelectVoice service to trade at a seven-day fixed price.

OptimizedVoice. OptimizedVoice allows buyers who want to ensure every phone call routed to our exchange is successfully completed by electing to have any phone call that is not initially terminated through PrimeVoice or SelectVoice to be routed to one of our highest quality sellers who have demonstrated a high call completion rate.

DirectAxcess. Many members require non-anonymous termination for segments of their voice traffic. Launched in the first quarter of 2005, DirectAxcess gives members a direct connection to fixed and mobile networks. Buyers purchase routes directly from known network operators. Sellers earn a premium for selling direct access to their network or bilateral connections. Bid and ask orders remain matched, ensuring long-term termination to quality routes.

Mobile on thexchange. Mobile on thexchange, launched in the first quarter of 2005, is a managed solution for the trading, routing and settlement requirements of the mobile industry. Mobile operators’ voice calls are automatically routed to DirectAxcess sellers, ensuring the highest quality termination. Mobile operators are also able to increase revenues by selling direct access to their mobile subscribers over our exchange.

Data on thexchange

Data on thexchange is our marketplace where communications services providers trade, route and settle Internet capacity pursuant to our trading terms. Our members can trade Internet capacity measured in megabytes in three unique ways:

PrimeIP. Today, businesses purchase Internet capacity in a highly manual process involving requests for proposals. PrimeIP automates the buying and selling of Internet capacity, allowing our members to trade, route and settle standard Internet capacity through an automated system. Buyers simply place a bid on our exchange and can choose from responding seller offers. PrimeIP allows our members to purchase Internet capacity under four week, eight week and 12 week contracts.

SelectIP. Companies that sell Internet capacity do not deliver the same quality levels to every destination on the Internet. SelectIP allows members to trade, route and settle traffic directed to a specific destination on the Internet, or autonomous system number, or ASN. Buyers simply place ASN-specific bids on our exchange and choose from responding seller offers. SelectIP allows our members to purchase Internet capacity for specific ASNs under four week, eight week and 12 week contracts.

OptimizedIP. Businesses currently buy Internet capacity on a best efforts basis. By automatically measuring and selecting the best performing Internet routes from each seller, OptimizedIP supports our quality sensitive buyers that want to maximize the quality of their Internet traffic within their price requirements. Offered as an exchange-based route control and optimization service, buyers of OptimizedIP establish a price limit for their Internet capacity on our exchange and we optimize buyer’s traffic by dynamically routing traffic across all of the sellers that meet the buyers’ price criteria using our proprietary and patent pending route optimization technology.

Enhanced services

RapidClear. RapidClear is an accelerated settlement service we offer, where sellers, for a fee, can elect to be paid in advance of our standard settlement terms.

SwitchAxcess. Our SwitchAxcess service allows communications services providers, including non-members, to directly connect with each other through any of our five EDPs without connecting through our exchange. For example, a communications services provider connected to our London EDP will be able to connect, or partition, with any other provider connected to one of our five EDPs. Other switch partition providers have complex fee structures with separate fees for ports, cross-connects, management fees, testing, signaling and other fees. We bundle all of these services into a per-minute fee.

SoftSwitchAxcess. Our SoftSwitchAxcess service allows communications services providers, including non-members, to outsource switching and control routing. It also provides carriers with a secure platform to safeguard their commercial relationships and company information, and manage routes and rates simply with an advanced online interface. We charge customers a per-minute fee for this service.

Caller Line Identification Screening. Caller Line Identification, or CLI, commonly referred to as caller ID, makes it easier for wireless phone users to initiate follow-up outgoing wireless calls which in turn increases overall wireless usage. As a result, global wireless communications services providers are requesting that all calls sent to their wireless users include CLI. Not all communications services providers that sell wireless terminations, however, can guarantee that the CLI will be successfully sent with each initiated wireless call. Wireless phone calls that include CLI trade at a higher price than those without CLI. Our exchange can identify whether a wireless call contains CLI and will support the trading of both CLI and non-CLI calls.

Information Services

AxcessCode. AxcessCode is our extensive database of calling code information, providing over 10,000 country, city and mobile codes in approximately 1,000 markets worldwide. AxcessCode allows members to reduce costs associated with managing rapidly changing calling codes. AxcessCode is sold as a subscription service, and is emailed to subscribers twice per month.

AxcessRate. AxcessRate details the actual, average, high and low prices traded on our exchange for the previous day for the most active destinations traded on voice on thexchange, allowing buyers to avoid overpayment for termination fees and sellers to determine the actual market value of their quality-differentiated routes. AxcessRate is sold as a subscription service, and is emailed to subscribers daily.

Pricing

We charge our members a variety of fees based on their membership, usage and their subscriptions to our complementary services. Our members pay the following fees:

•	Capacity-based access fees. Members of our exchange and our SwitchAxcess customers are assessed minimum access fees, payable monthly in advance, based on the size of their connections to our EDPs. These minimum access fees provide our members with a fixed amount of trading volume at no additional charge. When a member trades above the allotted trading volume associated with its minimum fee, the member then pays an incremental per minute or per megabyte fee on all traffic above the minimum usage. We offer volume-based discounts on both the minimum capacity fees and per minute and per megabyte fees.

•	Credit risk management fee. We charge our sellers a fixed percentage of their gross sales volumes for centralized invoicing, shorter settlement period and outsourced credit risk management services.

•	Membership fee. New members pay a membership fee to join our exchange.

•	Additional service fees. In addition to the membership fee and access fees for using the standard solution package, a portion of our members pay fees for using additional value-added services. Currently, these fees include:

•	Inter-EDP. Buyers located within one of our EDPs pay an additional fee if they trade with a seller located in another EDP.

•	SelectRouting. Members pay an additional per minute or per megabyte fee for traffic traded through our SelectVoice and SelectIP services.

•	OptimizedRouting. Members pay an additional per minute or per megabyte fee for traffic traded through our OptimizedVoice and OptimizedIP services.

•	DirectAxcess. Members pay an additional per minute fee for traffic traded through our DirectAxcess service.

•	Mobile on thexchange. Members pay an additional per minute fee for traffic traded through our Mobile on thexchange service.

•	RapidClear. Members who elect to be paid prior to our standard settlement terms pay an additional service fee based on the amount they have sold on our exchange.

•	Information products. Our AxcessCode and AxcessRate subscribers pay an annual subscription fee.

Sales and Marketing

We market and sell our products and services through our direct sales force. We seek to expand the utilization of our exchange by our current members through account managers who are dedicated to specific customer accounts. Our sales team has extensive sales experience with a broad range of communications and technology companies and is located throughout the United States, England, Frankfurt, Peru, Spain and Hong Kong. Our sales process frequently involves a trial, where our members trade a small volume of traffic prior to trading larger volumes through our centralized exchange. Within our larger members, sales efforts are directed at multiple decision makers, frequently including senior corporate executives, chief information officers and vice presidents of procurement. We target our voice services sales efforts at the telecommunications industry, and, in particular, the market for international wireline, wireless and VoIP minutes. We have commenced similar direct sales efforts for our data services.

Our marketing efforts are designed to drive awareness of our exchange and our service offerings. Our marketing activities include seminar programs, trade shows, web-site programs, public relations events and direct mailings. We are also engaged in an on-going effort to maintain relationships with key communications industry analysts.

Technology

Our technology consists of an easy-to-use, web-based interface through which our members place buy and sell orders and an automated, scalable, patented and integrated trading platform to match, route and settle our members’ trades. The software platform we use to provide for the delivery of traded capacity is proprietary to us and we have patented the process that matches buy and sell orders on our exchange and effects the delivery of traded capacity. We integrate our state-of-the-art database, financial, and customer-care software, server hardware and communications switches and VoIP gateways acquired from leading manufacturers with our proprietary trading platform. Our technology consists of:

Customer interface

Our members access our exchange through an easy-to-use, web-based interface that allows them to place buy and sell orders that include quality and price parameters. Each member has its own dedicated, customizable trading platform that includes individualized traffic reports and online invoice access. Our member facing applications are run on state-of-the-art servers.

Automated trading and delivery platform

Our system automatically matches buy and sell orders on voice on the exchange every four hours. In December 2004, we matched an average of 2.2 million orders on voice on the exchange six times daily. Our trading platform automatically creates a routing table that prioritizes member orders based on the quality and price parameters entered into our web-based interface. This routing table is automatically downloaded into our switches and VoIP gateways. When a buyer sends a voice call or Internet traffic to our exchange, our systems automatically determine which seller best meets the buyer’s quality and price requirements and routes the traffic to the appropriate seller. If the seller cannot terminate the voice call or receive the Internet traffic, our systems automatically forward that traffic to the next seller that meets the buyer’s quality and price requirements. If no seller is able to accept the buyer’s traffic, our systems automatically return the traffic to the buyer.

Our systems automatically measure the seller’s route quality based on traffic the seller has received through our exchange. When we match the buy and sell orders, our systems automatically update the seller’s route quality rating. If the quality has declined below the buyer’s requirements, the seller will be unmatched from that buyer. Our proprietary routing software automatically directs a buyer’s traffic to the seller with the highest quality or lowest priced minutes within the parameters selected by the buyer for the designated route.

Our systems automatically generate reports that summarize the total activity on our exchange and the buy and sell activity for specific members. These reports are useful to our members in determining the parameters within which they buy and sell minutes or Internet capacity on our exchange.

State-of-the-art switches and VoIP gateways

Our members physically connect their networks to our state-of-the-art, packet-based and data switches and VoIP gateways. This physical interconnection enables us to route all traffic that is traded on our exchange.

Standardized and centralized billing system

We use our proprietary operating support system to manage our billing and settlement functions. Our switches generate traffic records that are automatically sent to our proprietary rating software that adds the economic parameters of each minute or megabyte of capacity to the traffic detail record. The traffic detail record is then automatically sent to our billing system that generates invoices that are posted on our website and notification is automatically emailed to our members.

Members

Our members consist primarily of communications services providers seeking to buy or sell communications capacity and include national, multinational and regional telecommunications carriers, wireless carriers, resellers and VoIP service providers. As of December 31, 2004, we had 360 members of voice on thexchange, compared to 285 members as of December 31, 2003, representing approximately a 26% increase. Our members include nine of the world’s ten largest international communications services providers. Our members traded approximately 8.0 billion minutes in 2003 and approximately 10.5 billion minutes in 2004, representing an increase of approximately 31%. No member in 2004 represented over 5% of our revenue and our top ten members represented, in the aggregate, approximately 29% of our revenue. As of December 31, 2004, approximately 52% of our members were located in North America, 31% were located in Europe and 17% were located in other regions of the world, including Asia. As of December 31, 2004, 51% of our members used VoIP to connect to our voice on thexchange. As of December 31, 2004, we had 236 members of data on thexchange. In connection with the acquisition of the IP trading exchange business of Band-X, Band-X assigned or otherwise transferred to us the contracts of all 196 of its customers and its nine suppliers of Internet capacity. Many of such customers and suppliers have subsequently become members of our data exchange.

Competition

Our members trade, route and settle voice calls and Internet capacity based on route quality and price through our automated trading platform, proprietary software and state-of-the-art facilities. We believe that we currently do not have any direct competitors who offer communications services providers the ability to trade, route and settle capacity based on quality and price in a liquid marketplace similar to ours. Although historically a number of companies attempted to provide similar functionality to communications services providers, many of these companies have either ceased related operations, including Ratexchange Corporation, AIG Telecom, the GTX and Asia Capacity Exchange, or have become resellers of voice calls and/or Internet capacity, including Band-X Ltd., Tradingcom Europe, ITCC and European Telco Exchange AG. Although we believe that the network effect of our exchange and our intellectual property are significant barriers to entry into this business, new competitors may be able to create centralized trading solutions that replicate our business model.

Our voice and data businesses both compete with the legacy processes through which communications services providers buy, sell, route and settle their communications traffic. These processes include, but are not limited to, existing interconnection agreements and physical interconnections with other communications services providers and incumbent relationships. Many of these companies have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may have the ability to better attract and retain the same customers that we are targeting as members. Once communications services providers have established these business relationships, it could be extremely difficult to convince them to utilize our exchange or replace or limit their existing ways of conducting business. In addition, since our exchange provides full disclosure of prices offered by participating sellers on an anonymous basis, buyers may choose to purchase network capacity through our exchange instead of sending traffic to their existing suppliers at pre-determined, and often higher, contract prices. If suppliers of communications capacity fear or determine that the price disclosure and spot market limit order mechanisms provided by our exchange will “cannibalize” the greater profit-generating potential of their existing businesses, they may choose to withdraw from our exchange. If participants withdraw from our exchange in significant numbers, it could cause our exchange to fail and materially harm our business.

New technologies and the expansion of existing technologies may also increase competitive pressures on us. We cannot be certain that we will be able to compete successfully against current processes and future competitors, and competitive pressures faced by us could adversely affect our business.

Intellectual Property

Our success depends in part on our proprietary rights and technology. We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect our proprietary rights.

We have been issued 25 domestic and international patents, and have 22 further pending patent applications related, among others, to a process for clearing telecommunications trading transactions. These patents relate, among other things, to a process that collects requests to purchase and offers to sell blocks of telecommunications services from buyers and sellers of such services, matches the offers and requests and delivers the traded telecom services between matched sellers and buyers.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of our patent applications will result in the issuance of any patents. Moreover, any issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product or service. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products or services and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or the length of the term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our exchange.

We rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology, in part, by confidentiality agreements with our corporate partners, employees, consultants, advisors and others. These agreements may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our corporate partners, employees, consultants, advisors and others use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Arbinet® and Arbinet-thexchange® are registered trademarks of Arbinet-thexchange, Inc. ThexchangeSM, voice on thexchangeSM, OptimizedVoiceSM, SelectVoiceSM, PrimeVoiceSM, DirectAxcessSM, Mobile on thexchangeSM, data on thexchangeSM, OptimizedIPSM, SelectIPSM, PrimeIPSM, SwitchAxcessSM, RapidClearSM, SoftSwitchAxcessSM, AxcessCodeSM, AxcessRateSM, and CreditWatchSM are service marks of Arbinet-thexchange, Inc. Our logo, trademarks and service marks are the property of Arbinet.

Employees

As of December 31, 2004, we had 122 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Our Executive Officers

The following table identifies our current executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
J. Curt Hockemeier(1)	56	President and Chief Executive Officer and Director	April 2000

John J. Roberts(2)	38	Chief Financial Officer	April 2004

Peter P. Sach(3)	44	Chief Information Officer and Senior Vice President of Operations	April 2004

Chi K. Eng(4)	45	General Counsel and Secretary	October 2002

(1)	J. Curt Hockemeier has been a director since April 2000 and our President and Chief Executive Officer since August 2000. From April 2000 to August 2000, he served as our President and Chief Operating Officer. Before joining us, from June 1999 to April 2000, Mr. Hockemeier served as Executive Vice President and Chief Operating Officer of Telephony Operations for AT&T Broadband Services. Prior to that, from January 1993 to June 1999, he served as a Senior Vice President for Teleport Communications Group, Inc., where he was responsible for affiliate services, construction of its newly developing markets and relationships with the cable industry. Mr. Hockemeier received a B.J. degree from the University of Missouri. He completed the Program for Management Development at Harvard Business School.

(2)	John J. Roberts has been our Chief Financial Officer since April 2004. From March 2003 to April 2004, Mr. Roberts served in various private consulting roles. From April 2000 to February 2003, he served as Chief Financial Officer of Razorfish, Inc., a provider of services designed to enhance communications and commerce through the use of digital technologies. Prior to that, from July 1988 to April 2000, Mr. Roberts served in various positions at PricewaterhouseCoopers LLP, including the position of Audit Partner from July 1998 to April 2000. Mr. Roberts received a B.S. degree from Boston College.

(3)	Peter P. Sach has been our Chief Information Officer and Senior Vice President of Operations since April 2004. From July 2001 to April 2004, he served as our Chief Administrative Officer and Treasurer. From March 2001 to July 2001, he served as Managing Director for Reo Consulting Group, LLC, a management consulting company. Prior to that, from March 2000 to March 2001, he served as Chief Operating Officer for OnTera Broadband, Inc., where he was responsible for day to day operations and geographic development. From June 1999 to March 2000, he served as Senior Vice President, Systems Development and Administration for AT&T Broadband Services, where he was responsible for all information technology operations, developments and business administration. From August 1998 to June 1999, Mr. Sach was the Vice President Strategic Sales for AT&T Business Services where he was responsible for the sale and delivery of integrated telecommunications solutions to Fortune 100 accounts. Prior to that, from August 1986 to August 1998, Mr. Sach held various positions at Teleport Communications Group. Mr. Sach received a B.S. degree from State University College of New York at Fredonia.

(4)	Chi K. Eng has been our General Counsel since October 2002 and our Corporate Secretary since November 2001. From April 2000 to October 2002, he served as our Deputy Counsel for Intellectual Property and Patent Licensing. Prior to joining Arbinet, from April 1994 to April 2000, he was an associate at the law firm of Cohen, Pontani, Lieberman & Pavane. Prior to that, from February 1983 to August 1990 Mr. Eng served as an engineer at AT&T Bell Labs developing communications systems. Mr. Eng received a B.S degree and an M.S degree from State University of New York at Buffalo and a J.D. degree from Fordham Law School.

None of our executive officers is related to any other executive officer or to any of our Directors. Our executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

Available Information

We make available the following public filings with the Securities and Exchange Commission (the “SEC”) free of charge through our Web site at www.arbinet.com as soon as reasonably practicable after we electronically file such material with, or furnish such material to the SEC:

•	our Annual Reports on Form 10-K and any amendments thereto;

•	our Quarterly Reports on Form 10-Q and any amendments thereto; and

•	our Current Reports on Form 8-K and any amendments thereto.

In addition, we make available our code of business conduct and ethics free of charge through our Web site. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the Nasdaq National Market by filing such amendment or waiver with the Securities and Exchange Commission and posting it on our Web site.

No information on our Internet Web site is incorporated by reference into this Form 10-K or any other public filing made by us with the SEC.

Additional Factors That May Affect Future Results

If any of the following risks occur, our business, financial condition, results of operations or prospects could be materially adversely affected. In such case, the trading price of our Common Stock could decline.

We have a limited operating history as a company and as an exchange for communications services providers. If we are unable to overcome the difficulties frequently encountered by early stage companies, our business could be materially harmed.

We began our operations in November 1996. In October 1999, we discontinued some of our previous operations, which involved the sale and rental of telecommunication equipment and operating international routes, and modified our business strategy to focus exclusively on our Internet-based exchange for long-distance voice calls. In the second quarter of 2004, we introduced our exchange-based system for buying and selling Internet capacity.

We have experienced, and expect to continue to experience, risks and difficulties frequently encountered by companies in an early stage of commercial development in new and rapidly evolving markets. In order to overcome these risks and difficulties, we must, among other things:

•	generate sufficient usage of our exchange by our members;

•	maintain and attract a sufficient number of members to our exchange to sustain profitability;

•	execute our business strategy successfully, including successful execution of our Internet capacity business;

•	manage our expanding operations; and

•	upgrade our technology, systems and network infrastructure to accommodate increased traffic and transaction volume and to implement new features and functions.

Our failure to overcome these risks and difficulties and the risks and difficulties frequently encountered by early stage companies could impair our ability to raise capital, expand our business or continue our operations.

We have incurred a cumulative loss since inception and if we do not maintain or generate significant revenues, we may not remain profitable.

We have incurred significant losses since our inception in November 1996. At December 31, 2004, our accumulated deficit was approximately $99.1 million. Although we achieved net income of $7.9 million in the year ended December 31, 2004, we expect to incur significant future expenses, particularly with respect to the development of new products and services, deployment of additional infrastructure and expansion in strategic global markets. To remain profitable, we must continue to increase the usage of our exchange by our members and attract new members in order to improve the liquidity of our exchange. We must also deliver superior service to our members, mitigate the credit risks of our business and develop and commercialize new products and services. We may not succeed in these activities and may never generate revenues that are significant or large enough to sustain profitability on a quarterly or annual basis. A large portion of our fee revenues is derived from fees that we charge our members on a per-minute and per-megabyte basis. Therefore, a general market decline in the price for voice calls and Internet capacity may adversely affect the fees we charge our members in order to keep or increase the volume of member business and could materially impact our future revenues and profits. Our failure to remain profitable would depress the market price of our common stock and could impair our ability to expand our business, diversify our product and service offerings or continue our operations.

Our members may not trade on our exchange or utilize our other services due to, among other things, the lack of a liquid market, which may materially harm our business. Volatility in trading volumes may have a significant adverse effect on our business, financial condition and operating results.

Traditionally, communications services providers buy and sell network capacity in a direct, one-to-one process. Our members may not trade on our exchange unless it provides them with an active and liquid market. Liquidity depends upon the number of buyers and sellers that actively trade on a particular communications route. Our ability to increase the number of buyers that actively trade on our exchange will depend on, among other things, the willingness and ability of prospective sellers to satisfy the quality criteria imposed by prospective buyers, and upon the increased participation of competing sellers from which a buyer can choose in order to obtain favorable pricing, achieve cost savings and consistently gain access to the required quality services. Our ability to increase the number of sellers that actively trade on our exchange will depend upon the extent to which there are sufficient numbers of buyers available to increase the likelihood that sellers will generate meaningful sales revenues. Alternatively, our members may not trade on our exchange if they are not able to realize significant cost savings. This may also result in a decline in trading volume and liquidity of our exchange. Declines in the trading volume on our exchange would result in lower revenues to us and would adversely affect our profitability because of our predominantly fixed cost structure. Volatility in trading volumes may have a significant adverse effect on our business, financial condition and operating results.

Our members may not trade on our exchange, because such members may conclude that our exchange will replace their existing business at lower margins.

If our exchange continues to be an active, liquid market in which lower-priced alternatives are available to buyers, sellers may conclude that further development of our exchange will erode their profits and they may stop offering communications capacity on our exchange. Since our exchange provides full disclosure of prices offered by participating sellers, on an anonymous basis, buyers may choose to purchase network capacity through our exchange instead of sending traffic to their existing suppliers at pre-determined, and often higher, contract prices. If suppliers of communications capacity fear or determine that the price disclosure and spot market limit order mechanisms provided by our exchange will “cannibalize” the greater profit-generating potential of their existing business, they may choose to withdraw from our exchange, which ultimately could cause our exchange to fail and materially harm our business.

Our member enrollment cycle can be long and uncertain and may not result in revenues.

Our member enrollment cycle can be long, and may take up to 12 months or even longer from our initial contact with a communications services provider until that provider signs our membership agreement. Because we offer a new method of purchasing and selling international long-distance voice calls and Internet capacity, we must invest a substantial amount of time and resources to educate services providers regarding the benefits of our exchange. Factors that contribute to the length and uncertainty of our member enrollment cycle and that may reduce the likelihood that a member will purchase or sell communications traffic through our exchange include:

•	the strength of pre-existing one-to-one relationships that prospective members may already have with their communications services providers;

•	existing incentive structures within our members’ organizations that do not reward decision-makers for savings achieved through cost-cutting;

•	the experience of the trial trading process by prospective members; and

•	any aversion to new methods for buying and selling communications capacity.

If we fail to enroll new members, we may not increase our revenues which would adversely affect our business, financial condition and results of operations.

Until recently, our operations have been cash flow negative and we have depended on equity financings and credit facilities to meet our cash requirements, which may not be available to us in the future on favorable terms, if at all. We may require substantial additional funds to execute our business plan and, if additional capital is not available, we may need to limit, scale back or cease our operations.

Until the year ended December 31, 2002, we experienced negative operating cash flow and have depended upon equity financings, as well as borrowings under our credit facilities, to meet our cash requirements in each annual period since we began our operations in November 1996. We expect to meet our cash requirements for the next 12 months through a combination of cash flow from operations, existing cash, cash equivalents and short-term investments and net proceeds from our initial public offering consummated in December 2004. If our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from our business, we may be required to borrow under our credit facilities or seek additional financing sooner than anticipated.

Our current credit facility with Silicon Valley Bank expires in May 2006. We may default under this facility or may not be able to renew this credit facility upon expiration or on acceptable terms. In addition, we may seek additional funding in the future and intend to do so through public or private equity and debt financings. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product or service candidates or products or services which we would otherwise pursue on our own. Additional funds may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may not be able to execute our business plan. As a result, our business, results of operations and financial condition could be adversely affected and we may be required to significantly curtail or cease our operations.

Our settlement procedures subject us to financial risk on all receivables not accepted by GMAC or Highbridge under our credit arrangements or covered by our other methods of managing our credit risk. In addition, we may elect to forego potential revenues to avoid certain credit risks.

Under our settlement procedures, we pay a seller on our exchange the net sales price, or the total amount sold by a member less the amount purchased by that member in a given period, for its trading activity. We may not, however, collect the net sales price from the buyers on our exchange until after we have paid the sellers. We have established credit risk assessment and credit underwriting services with each of GMAC and SCM Telco Finance, or SCM Telco, that provide us with a level of credit risk protection. In August 2004, SCM Telco assigned our credit agreement to Highbridge/Zwirn Special Opportunity Fund, LP, or Highbridge, which assumed all of SCM Telco’s obligations under the credit agreement. We are subject to financial risk for any nonpayment by our buyers for receivables that GMAC and/or Highbridge do not accept. We seek to mitigate that risk by evaluating the creditworthiness of each buyer prior to its joining our exchange, as well as requiring either deposits, letters of credit or prepayments from our buyers. We also manage our credit risk by reducing the amount owed to us by our buying members by netting the buy amount and the sell amount for each member on our exchange. In 2004, approximately 97% of our trading revenues were covered by GMAC and Highbridge credit lines, netting, prepayments or other cash collateral, of which 48% were covered by GMAC and Highbridge credit lines. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the future, we may elect to increase the amount of credit we extend to our customers we deem creditworthy in order to reduce our credit underwriting costs. If buyers fail to pay us for any reason and we have not been able or have elected not to secure credit risk protection with respect to these buyers, our business could be adversely affected. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues that could materially affect our results of operations.

We may not be able to find a replacement for GMAC or Highbridge which could materially harm our business.

We currently rely on GMAC and Highbridge to bear a significant portion of the credit risk exposure to us with respect to transactions executed on our exchange. The second anniversary of our credit risk agreement with GMAC was February 2005. Upon the second anniversary, our contract with GMAC automatically extends on a month-to-month basis. We are in discussions with GMAC to revise this agreement and we are exploring options with other credit providers. Although we have an alternative arrangement with Highbridge to provide supplemental credit risk protection, if we cannot renew our contract with GMAC at the end of its term, if GMAC terminates the contract upon an event of default or if we are unable to identify a suitable alternative credit risk provider on acceptable terms, we may be unable to mitigate the credit risk associated with our business. Our agreement with Highbridge expires on December 12, 2005. Additionally, the agreement is terminable upon 60 days’ notice, with a $250,000 termination fee, if the agreement is cancelled by us in the first year. For the year ended December 31, 2004, approximately 48% of our trading revenues were covered by GMAC and Highbridge credit lines. The failure to find a replacement for either GMAC or Highbridge on terms acceptable to us, if at all, could subject us to significant losses and materially harm our business.

We are exposed to the credit risk of our members not covered by our credit management programs with third parties which could result in material losses to us.

There have been adverse changes in the public and private equity and debt markets for communications services providers that have affected their ability to obtain financing or to fund capital expenditures. In some cases, the significant debt burden carried by certain communications services providers has adversely affected their ability to pay their outstanding balances with us and some of our members have filed for bankruptcy as a result of their debt burdens, making us an unsecured creditor of the bankrupt entity. Although these members may emerge from bankruptcy proceedings in the future, a bankruptcy proceeding can be a slow and cumbersome process and creditors often receive partial or no payment toward outstanding obligations. Furthermore, because we are an international business, we may be subject to the bankruptcy laws of other nations which may provide us limited or no relief. Even if these members should emerge from bankruptcy proceedings, the extent and timing of any future trading activity is uncertain.

In addition, because we generally pay the sellers on our exchange and then seek payment from the buyers on our exchange, a bankruptcy court may require us to return the funds received from a buyer if we, and not our sellers, are deemed to have received a preferential payment prior to bankruptcy. Although we have credit risk programs in place to monitor and mitigate the associated risks, including our arrangements with GMAC and Highbridge and our policy of netting a member’s buy and sell transactions on our exchange, we do not always utilize these programs for certain members and, in such instances, these programs are not effective in eliminating or reducing these credit risks to us.

We have experienced losses due to the failure of some of our members to meet their obligations and then subsequently seeking protection of applicable bankruptcy laws. Although these losses have not been significant to date, future losses, if incurred, could be significant and could harm our business and have a material adverse effect on our operating results and financial condition.

If we are not able to retain our current senior management team or attract and retain qualified technical and business personnel, our business will suffer.

We are dependent on the members of our senior management team, in particular, J. Curt Hockemeier, our President and Chief Executive Officer, for our business success. Our employment agreements with Mr. Hockemeier and our other executive officers are terminable on short notice or no notice. We do not carry key man life insurance on the lives of any of our key personnel. The loss of any of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could significantly affect our current and future growth. In addition, our growth will require us to hire a significant number of qualified technical and administrative personnel. There is intense competition from numerous communications services companies for human resources, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful operation and growth of our exchange. The loss of the services of key personnel or the inability to attract new employees when needed could severely harm our business.

The market for our services is competitive and if we are unable to compete effectively, our financial results will suffer.

We face competition for our voice trading services from communications services providers’ legacy processes and new companies that may be able to create centralized trading solutions that replicate our voice trading platform or circumvent our intellectual property. These companies may be more effective in attracting voice traffic than our exchange.

We face competition for our data trading services from Internet service providers and Internet capacity resellers. In addition, software-based, Internet infrastructure companies focused on Internet protocol route control products may compete with us for business. Furthermore, Internet network service providers may make technological advancements, such as the introduction of improved routing protocols to enhance the quality of their services, which could negatively impact the demand for our data services.

Some of our current and potential competitors may have greater financial resources than we do and may have the ability to adopt aggressive pricing policies. In addition, many of these companies have longer operating histories and may have significantly greater technical, marketing and other resources than we do and may be able to better attract the same potential customers that we are targeting. Once customers have established business relationships, it could be extremely difficult to convince them to utilize our exchange or replace or limit their existing ways of conducting business.

We expect competition to intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully. Our competitors may be able to develop services or processes that are superior to our services or processes or that achieve greater industry acceptance or that may be perceived by buyers and sellers as superior to ours.

Future governmental regulations may adversely affect our business.

The communications services industry is highly regulated in the United States and in foreign countries. Our business may become subject to various United States, United Kingdom and other foreign laws, regulations, agency actions and court decisions. The Federal Communications Commission, or FCC, has jurisdiction over interstate and international communications in the United States. The FCC currently does not regulate the services we offer. If, however, the FCC determined, on its own motion or in response to a third party’s filing, that it should regulate our services and that certain of our services or arrangements require us to obtain regulatory authorizations, the FCC could order us to make payments into certain funds supported by regulatory entities, require us to comply with reporting and other ongoing regulatory requirements and/or fine us. We are currently not regulated at the state level, but could be subjected to regulation by individual states as to services that they deem to be within their jurisdiction.

In addition, like many businesses that use the Internet to conduct business, we operate in an environment of tremendous uncertainty as to potential government regulation. We believe that we are not currently subject to direct regulation of the services that we offer other than regulations generally applicable to all businesses. However, governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations may be introduced and court decisions reached that affect the Internet or other web-based services, covering issues such as member pricing, member privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, because we offer our services internationally, foreign jurisdictions may claim that we are subject to their regulations. Any future regulation may have a negative impact on our business by restricting our method of operation or imposing additional costs. Further, as a company that conducts a portion of our business over the Internet, it is unclear in which jurisdictions we are actually conducting business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties, and could result in our inability to enforce contracts in that jurisdiction.

Any of these government actions could have a material adverse effect on our business.

Expanding and maintaining international operations will subject us to additional risks and uncertainties.

We expect to continue the expansion of our international operations, which will subject us to additional risks and uncertainties. Although we have established EDPs in New York City, Los Angeles, London, Frankfurt and Hong Kong, we intend to expand our presence in the markets of Asia and Latin America. Foreign operations are subject to a variety of additional risks that could have an adverse effect on our business, including:

•	difficulties in collecting accounts receivable and longer collection periods;

•	changing and conflicting regulatory requirements;

•	potentially adverse tax consequences;

•	tariffs and general export restrictions;

•	difficulties in integrating, staffing and managing foreign operations;

•	political instability;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	the impact of local economic conditions and practices;

•	potential non-enforceability of our intellectual property and proprietary rights in foreign countries; and

•	fluctuations in currency exchange rates.

Our inability to manage these risks effectively could adversely affect our business, financial condition and operating results.

If we are unable to establish new EDPs, or do not adequately control expenses associated with the establishment of new EDPs, our results of operations could be adversely affected.

As part of our expansion strategy, we intend to establish new EDPs, particularly in new geographic markets. We will face various risks associated with identifying, obtaining and integrating attractive EDP sites, cost estimation errors or overruns, interconnection delays, material delays or shortages, our inability to obtain necessary permits on a timely basis, if at all, and other factors, many of which are beyond our control and all of which could delay the establishment of any new EDP. We may not be able to establish and operate new EDPs on a timely or profitable basis. Establishment of new EDPs will increase our operating expenses, including expenses associated with hiring, training, retaining and managing new employees, purchasing new equipment, implementing new systems and incurring additional depreciation expense. If we are unable to control our costs as we establish additional EDPs and expand in geographically dispersed locations, our results of operations could be adversely affected.

The future market for web-based trading of Internet capacity, and therefore the revenues of our data business, cannot be predicted with certainty.

We face the risk that the market for web-based trading of Internet capacity might develop more slowly or differently than we currently anticipate, if at all. In addition, if the Internet becomes subject to a form of central management, or if Internet network service providers establish an economic settlement arrangement regarding the exchange of traffic between Internet networks, the demand for web-based trading of Internet capacity could be adversely affected.

Even if the market for web-based trading of Internet capacity develops, our data service offerings may not achieve widespread acceptance. We may be unable to successfully and cost-effectively market and sell the services we offer to a sufficiently large number of members. In addition, a number of communications services providers and Internet service providers have been offering or expanding their network services, and the ability of these providers to bundle other services and products with their network services could place us at a competitive disadvantage. The failure of a significant market for web-based trading of Internet capacity to develop or the inability to increase membership in our data business could materially affect our revenues and, consequently, the results of our operations.

Acquisitions, including our acquisition of the Internet protocol trading exchange business of Band-X, present many risks, and we may not realize the anticipated financial and strategic goals of any of our acquisitions.

We may in the future acquire complementary companies, products and technologies. Such acquisitions, including the Band-X acquisition, involve a number of risks, which may include the following:

•	we may find that the acquired company or assets do not further our business strategy, or that we overpaid for the company or assets, or that economic conditions have changed, all of which may result in a future impairment charge;

•	we may have difficulty integrating the operations and personnel of the acquired business and may have difficulty retaining the customers and/or the key personnel of the acquired business;

•	we may have difficulty incorporating and integrating acquired technologies into our business;

•	we may face patent infringement risks associated with the sale of the acquired company’s products;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing diverse locations;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	an acquisition may subject us to additional telecommunications regulations;

•	an acquisition may result in litigation from terminated employees of the acquired business or third parties; and

•	we may experience significant problems or liabilities associated with technology and legal contingencies of the acquired business.

These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time. From time to time, we may enter into negotiations for acquisitions that are not ultimately consummated. Such negotiations could result in significant diversion of management time from our business as well as significant out-of-pocket costs.

In September 2004, we acquired the Internet protocol trading exchange business of Band-X Limited. In connection with the acquisition of the IP trading exchange business of Band-X, Band-X assigned or otherwise transferred to us the contracts of all 196 of its customers and its nine suppliers of Internet capacity. Many of such customers and suppliers have become members of our exchange. If we fail to successfully integrate this business or fail to obtain or retain the Band-X customers or suppliers, we may not achieve the intended benefits of this acquisition, including any increase in our revenues and profitability.

The consideration that we pay in connection with an acquisition could affect our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate such acquisitions. To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, our existing stockholders may experience dilution in their share ownership in our company and their earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs (such as of acquired in-process research and development costs) and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. Any of these factors may materially and adversely affect our business and operations.

Risks Relating to Our Technology

System failures, human error and security breaches could cause us to lose members and expose us to liability.

The communications services providers that use our exchange depend on us to accurately track, rate, store and report the traffic and trades that are conducted over our exchange. Software defects, system failures, natural disasters, human error and other factors could lead to inaccurate or lost information or the inability to access our exchange. From time to time, we have experienced temporary service interruptions. These interruptions may occur in the future. Our systems could be vulnerable to computer viruses, physical and electronic break-ins and third party security breaches. In a few instances, we manually input trading data, such as bid and ask prices, at the request of our members, which could give rise to human error and miscommunication of trading information and may result in disputes with our members. Any loss of information or the delivery of inaccurate information due to human error, miscommunication or otherwise or a breach or failure of our security mechanisms that leads to unauthorized disclosure of sensitive information could lead to member dissatisfaction and possible claims against us for damages. Our failure to maintain the continuous availability of our exchange for trading, to consistently deliver accurate information to members of our exchange or to maintain the security of their confidential information could expose us to liability and materially harm our business.

Undetected defects in our technology could adversely affect our operations.

Our technology is complex and is susceptible to errors, defects or performance problems, commonly called “bugs.” Although we regularly test our software and systems extensively, we cannot ensure that our testing will detect every potential error, defect or performance problem.

Any such error, defect or performance problem could have an adverse effect on our operations. Members and potential members of our exchange may be particularly sensitive to any defects, errors or performance problems in our systems because a failure of our systems to accurately monitor transactions could adversely affect their own operations.

If we do not adequately maintain our members’ confidential information, we could be subject to legal liability and our reputation could be harmed.

Any breach of security relating to our members’ confidential information could result in legal liability to us and a reduction in use of our exchange or cancellation of our services, either of which could materially harm our business. Our personnel often receive highly confidential information from buyers and sellers that is stored in our files and on our systems. Similarly, we receive sensitive pricing information that has historically been maintained as a matter of confidence within buyer and seller organizations.

We currently have practices, policies and procedures in place to ensure the confidentiality of our members’ information. However, our practices, policies and procedures to protect against the risk of inadvertent disclosure or unintentional breaches of security might fail to adequately protect information that we are obligated to keep confidential. We may not be successful in adopting more effective systems for maintaining confidential information, so our exposure to the risk of disclosure of the confidential information of our members may grow as we expand our business and increase the amount of information that we possess. If we fail to adequately maintain our members’ confidential information, some of our members could end their business relationships with us and we could be subject to legal liability.

We may not be able to keep pace with rapid technological changes in the communications services industry.

The communications services industry is subject to constant and rapid technological changes. We cannot predict the effect of technological changes on our business. In addition, widely accepted standards have not yet been developed for the technologies that we employ. New services and technologies may be superior to our services and technologies, or may render our services and technologies obsolete.

To be successful, we must adapt to and keep pace with rapidly changing technologies by continually improving, expanding and developing new services and technologies to meet customer needs. Our success will depend, in part, on our ability to respond to technological advances, meet the evolving needs of members and prospective members and conform to emerging industry standards on a cost-effective and timely basis, if implemented. We will need to spend significant amounts of capital to enhance and expand our services to keep pace with changing technologies. Failure to do so may materially harm our business.

Any failure of our physical infrastructure could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Our business depends on providing members with highly reliable service. We must protect our infrastructure and the equipment of our members located in our EDPs. Our EDPs and the services we provide are subject to failure resulting from numerous factors, including:

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood and other natural disasters;

•	water damage;

•	power loss; and

•	terrorism, sabotage and vandalism.

Problems at one or more of our EDPs, whether or not within our control, could result in service interruptions or significant equipment damage. Any loss of services, equipment damage or inability to terminate voice calls or supply Internet capacity could reduce the confidence of our members and could consequently impair our ability to obtain and retain members, which would adversely affect both our ability to generate revenues and our operating results.

Our business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or general availability of electrical resources.

Our EDPs are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages caused by these shortages, such as those that occurred in California during 2001 and in the Northeast in 2003, and limitations, especially internationally, of adequate power resources. The overall power shortage in California has increased the cost of energy, which costs we may not be able to pass on to our members. We attempt to limit exposure to system downtime by housing our equipment in data centers, and using backup generators and power supplies. Power outages, which last beyond our backup and alternative power arrangements, could harm our members and our business.

The inability to expand our systems may limit our growth.

We seek to generate a high volume of traffic and transactions on our exchange. The satisfactory performance, reliability and availability of our processing systems and network infrastructure are critical to our reputation and our ability to attract and retain members. Our revenues depend primarily on the number and the volume of member transactions that are successfully completed. We need to expand and upgrade our technology, systems and network infrastructure both to meet increased traffic and to implement new features and functions. We may be unable to project accurately the rate or timing of increases, if any, in the use of our services or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely fashion.

We use internally developed systems to process transactions executed on our exchange, including billing and collections processing. We must continually improve these systems in order to accommodate the level of use of our exchange. In addition, we may add new features and functionality to our services that may result in the need to develop or license additional technologies. Our inability to add additional software and hardware or to upgrade our technology, transaction processing systems or network infrastructure to accommodate increased traffic or transaction volume could have adverse consequences. These consequences include unanticipated system disruptions, slower response times, degradation in levels of member support, impaired quality of the members’ experiences of our service and delays in reporting accurate financial information. Our failure to provide new features or functionality also could result in these consequences. We may be unable to effectively upgrade and expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to expand our business.

Our business is dependent on the development and maintenance of the Internet infrastructure.

The success of our exchange will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. If the Internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by an increased number of users or bandwidth requirements or by “viruses,” “worms” and similar programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic and the processing of transactions on our exchange.

Risks Relating to Patents and Proprietary Information

If we are not able to obtain and enforce patent protection for our methods and technologies, our ability to successfully operate our exchange and commercialize our product and service candidates will be harmed and we may not be able to operate our business profitably.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. However, we may not hold proprietary rights to some of our current or future methods and technologies. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in industry-related literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patent applications. As a result, we may be required to obtain licenses under third-party patents. If licenses are not available to us on acceptable terms, or at all, we will not be able to operate our exchange or commercialize our product and services candidates.

Our strategy depends in part on our ability to rapidly identify and seek patent protection for our discoveries. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The issuance of a patent does not guarantee that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. In addition, the issuance of a patent does not guarantee that we have the right to practice the patented invention. Third parties may have blocking patents that could be used to prevent us from marketing our own patented product and practicing our own patented technology.

Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and/or opposition proceedings and the risk of such claims being invalidated by infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, once they have been issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

Others may allege that we are infringing their intellectual property, forcing us to expend substantial resources in resulting litigation, the outcome of which would be uncertain. Any unfavorable outcome of such litigation could have a material adverse effect on our business, financial position and results of operations.

If any parties successfully claim that our creation, offer for sale, sale, import or use of technologies infringes upon their intellectual property rights, we might be forced to incur expenses to litigate the claims, pay damages, potentially including treble damages, if we are found to have willfully infringed such parties’ patents or copyrights. In addition, if we are unsuccessful in litigation, a court could issue a permanent injunction preventing us from operating our exchange or commercializing our product and service candidates for the life of the patent that we have been deemed to have infringed. Litigation concerning patents and other forms of intellectual property and proprietary technologies is becoming more widespread and can be protracted and expensive, and can distract management and other key personnel from performing their duties for us. For example, Nortel Networks Inc. and Nortel Networks Limited, or collectively Nortel, filed a complaint against us on April 12, 2004, alleging that we infringed copyrights held by Nortel, misappropriated Nortel trade secrets and breached certain contractual obligations related to our purchase of hardware, services and licensed software from Nortel.

Any legal action against us claiming damages and seeking to enjoin commercial activities relating to the affected methods, processes, products and services could, in addition to subjecting us to potential liability for damages, require us to obtain a license in order to continue to operate our exchange or market the affected product and service candidates. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to effectively operate our exchange or market some of our technology and products, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

If we become involved in patent litigation or other proceedings to enforce our patent rights, we could incur substantial costs, substantial liability for damages and be required to cease operation of our exchange or our product and services commercialization efforts.

We may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third-party proprietary rights. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation could divert our management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations, including the commercialization of our products and services.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology, processes and methods, we also rely in part on confidentiality agreements with our corporate partners, employees, consultants, advisors and others. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such party. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Item 2.	Properties

Our headquarters are located at 120 Albany Street, Tower II, Suite 450, New Brunswick, New Jersey, where we lease approximately 8,770 square feet of office space.

Our leased properties:

Location	Approximate Area (in sq. feet)	Use	Lease Expiration Date
New Brunswick, New Jersey	8,770	Administrative Office	April 30, 2008

New York, New York	22,896	EDP	July 31, 2015

Los Angeles, California	16,089	EDP	December 9, 2007

Herndon, Virginia	36,463	Operations Center	June 1, 2010

London, United Kingdom	7,418	EDP and Sales Site	June 11, 2009

We also lease facilities in Riverside, California and Chicago, Illinois, to support our sales staff. In addition, we lease circuit capacity from other communications services providers to support our EDPs in Frankfurt, Germany and Hong Kong, China. As part of our agreements with these communications services providers, they provide us with our physical connection point in those markets.

As part of the Band-X acquisition, we assumed colocation leases in New York, London and Edinburgh, Scotland.

We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

Settled

In April, 2004, Nortel Networks, Inc. filed a complaint in the United States District Court for the Eastern District of Virginia, Alexandria Division, alleging that we have infringed copyrights held by Nortel, misappropriated Nortel trade secrets and breached certain contractual obligations related to our purchase of hardware, services and licensed software from Nortel. In particular, the complaint alleges that we failed to purchase certain telecommunication switches and/or hardware from or certified by Nortel, in order to use Nortel copyrighted and proprietary software at our Los Angeles, London, and New York EDPs. The complaint sought injunctive relief restraining us from use of Nortel software, actual and exemplary damages and attorneys fees and costs estimated in the letter which total approximately $6.0 million plus certain software fees. On November 5, 2004, we settled the dispute with Nortel. Our settlement agreement with Nortel includes a mutual release and an agreement by both parties to dismiss all outstanding claims. We paid Nortel $850,000 in 2004 as per the terms of the settlement agreement. Nortel also agreed to license us software for our use of Nortel switches in our New York, Los Angeles and London EDPs.

On December 20, 2002, Robert A. Marmon, a common stockholder, brought a proceeding against us in the Court of Chancery of the State of Delaware pursuant to Section 220 of the Delaware General Corporation Law to compel the inspection of our stock ledger, books and records. Marmon’s stated purposes in seeking such inspection were to value his shares of our common stock and to investigate, among other alleged misconduct, allegations being made by Marmon of possible mismanagement and alleged breaches of fiduciary duty at Arbinet. On July 9, 2003, the Court of Chancery ruled that Marmon was entitled to inspect our stock ledger, books and records for the limited purpose of valuing his shares of our common stock. We signed a protective order with Marmon and produced certain information to Marmon in accordance with the Court’s July 9 ruling. On March 11, 2004, the Court of Chancery ordered production of all documents reflecting representations made to potential investors in connection with certain of our equity financings. On April 28, 2004, the Court of Chancery granted Marmon the right to inspect our books and records with respect to specifically enumerated document categories. We provided Marmon with certain books and records as directed by the Court of Chancery. On June 30, 2004, Marmon filed a petition in the 220 proceeding seeking recovery of his attorneys’ fees and litigation expenses incurred in that proceeding. In addition, Marmon had threatened litigation against us and certain members of our board of directors allegedly on behalf of himself and three other common stockholders of Arbinet. Marmon alleged, among other misconduct, breach of fiduciary duty in connection with certain of our financings and misconduct in connection with the prior settlement of a dispute with Marmon and three other common stockholders. On November 17, 2004, we settled the dispute with Marmon and three common stockholders on behalf of us and certain of our current and former directors and officers. The settlement agreement includes a mutual release as of the date of the settlement agreement of all existing and potential claims by Marmon and the other three stockholders, including claims against us or our former or current directors and officers, in exchange for the issuance by Arbinet of a total of 156,250 shares of our common stock to Marmon and the three other stockholders and certain of their affiliates. The issuance of shares as a result of this settlement was approved by the holders of our preferred stock.

Pending

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group, or collectively the Debtors, filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855,000. The Debtors claim that such payments were a preferential payment under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued while the Debtors sort out their administrative problems. In September 2004, the Debtors have confirmed a Plan of Liquidation which created a trust to proceed with liquidating avoidance actions.

On May 27, 2003, we received a demand letter from counsel for Octane Capital Management and its affiliate, Octane Capital Fund I, L.P., or collectively Octane, demanding the right to purchase up to $2.8 million of our shares of series E preferred stock on the same terms as originally set forth in a Securities Purchase Agreement dated as of July 3, 2001. Additionally, the letter demanded the right to convert Octane’s investment in shares of our series D preferred stock into shares of series D-1 preferred stock pursuant to the terms of such purchase agreement. The Octane demand letter also alleged violations of Octane’s rights under a Second Amended and Restated Investors’ Rights Agreement dated as of March 7, 2000, or the Investors’ Rights Agreement, including, among other allegations, the allegation that Octane did not receive proper advance notice of the complete terms of our series E preferred stock offering. On May 28, 2003, we sent notice to all stockholders, including Octane, indicating our plan to defend against these claims.

On September 1, 2004, after no contact with us for over a year, Octane contacted our representatives to renew its demand against us. We responded to Octane’s demand, denying all allegations of wrongdoing.

On December 10, 2004, we received a complaint filed that day by Octane and Amerindo Technology Growth Fund II Inc., or ATGF, another investor of the Company, in the United States District Court for the Southern District of New York, entitled Octane Capital Fund, L.L.P. et al. v. Arbinet-thexchange, Inc., Civil Action No. 04-CV-9759 (KMW). Octane and ATGF filed an amended complaint with the court on December 13, 2004, amending and replacing the December 10, 2004 complaint. The amended complaint alleges, among other things, that we breached terms of the Investors’ Rights Agreement by failing to give Octane and ATGF proper advance notice of the complete terms of our series E preferred stock offering. The amended complaint seeks money damages for both Octane and ATGF for the alleged breach of contract. On February 11, 2005, we filed our answer to the amended complaint, denying all liability, and filed counterclaims against Octane and ATGF for, among other claims, breach of the Investors’ Rights Agreement in connection with their conduct seeking additional shares of stock and other relief.

It is our position that Octane waived the right to participate in the Series E Financing and to receive notice from us relating to such offering, and that, in addition, sufficient notice was provided to Octane and ATGF. Prior to the Series E Financing, we received notice from a representative of Octane indicating that Octane was planning not to exercise its rights to participate in the Series E Financing due to its capital constraints. In such notice, Octane did not reference that any potential terms would impact its decision not to participate in the Series E Financing. We believe, however, that sufficient notice of the terms of the Series E Financing was given to Octane and ATGF. In that regard, on June 15, 2001, we sent Octane and ATGF, along with other potential investors, notice of the general terms of the Series E Financing. Consistent with its earlier notice informing us that it did not intend to participate in the Series E Financing, Octane did not respond to this notice and contends that there was no waiver. ATGF did not indicate an interest in participating in the Series E Financing under the terms of the June 15, 2001 notice. The June 15, 2001 notice included a statement that we might change the pre-investment capitalization in order to incent previous investors to purchase series E preferred stock. However, Octane and ATGF allege that the notice was insufficient because it failed to disclose different and more favorable terms ultimately included in the Securities Purchase Agreement dated July 3, 2001. We intend to defend vigorously against the claims in the amended complaint. There can be no assurance that an adverse result in this litigation will not have a material adverse effect on the Company or its financial position.

On December 13, 2004, we received a letter from legal counsel to Zarick Schwartz and his company, ATOS, with respect to his alleged intellectual property rights relating to telecommunications operating system technology. Among other matters, Mr. Schwartz and ATOS claimed that Mr. Schwartz is the sole inventor of technology that was subsequently claimed by Arbinet as the subject matter of certain of our patents. Arbinet denies all of the allegations. On December 14, 2004, we reached an agreement with Mr. Schwartz and ATOS to submit this dispute to binding arbitration. The parties have agreed that in the event the arbitrator determines that Mr. Schwartz is in fact the sole inventor of the subject matter claimed in at least one of Arbinet’s patents listed in the December 13, 2004 letter, and the operation of Arbinet’s business comes within the scope of such claim, then Arbinet shall pay Mr. Schwartz or ATOS an aggregate of $1.5 million over five years. In the event the arbitrator determines that Mr. Schwartz is not the sole inventor of the subject matter of any of the listed Arbinet patents, then Arbinet shall pay Mr. Schwartz or ATOS an aggregate of $500,000. Mr. Schwartz released all other claims against Arbinet, other than the inventorship claims to be arbitrated in the binding arbitration. Mr. Schwartz has agreed to assign any and all of his rights in the Arbinet patents, if it is determined that he has any rights, to Arbinet, and Mr. Schwartz will cooperate in executing any documents needed to perfect Arbinet’s interests in its patents worldwide. Each of the parties shall bear its own costs and expenses, including legal fees. Arbinet intends to vigorously defend itself during the arbitration to ensure that inventorship is properly determined.

Item 4.	Submission of Matter to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Our Common Equity, Related Stockholder Matters and Purchases of Equity Securities

Our common stock is quoted on the Nasdaq National Market under the symbol “ARBX.” We began trading on the Nasdaq National Market on December 16, 2004. The following table sets forth the range of high and low sale prices for our common stock as reported on the Nasdaq National Market for the period indicated below.

Quarter Ended	High	Low	Cash Dividend Per Share
December 31, 2004	$29.90	$24.06	N/A

As of March 15, 2005, the approximate number of holders of record of our common stock was 160.

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth of the business and, therefore, do not currently anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders	2,024,298	$6.88	1,346,250

There are no equity compensation plans that have not been approved by security holders.

Recent Sales of Unregistered Securities

For the year ended December 31, 2004, we granted stock options pursuant to our Amended and Restated 1997 Stock Incentive Plan and First Amended and Restated Non-Employee Directors’ and Advisors’ Stock Option Plan which were not registered under the Securities Act of 1933, as amended, or the Securities Act. All of such option grants were granted at the then current fair value of the common stock. The following table sets forth certain information regarding such grants during the year:

Number of Options Granted	Weighted Average Exercise Price
919,958	$14.56

We did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under either (i) Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Securities Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about us.

Use of Proceeds from Registered Securities

On December 21, 2004, we sold 4,233,849 shares of our common stock in connection with the closing of our initial public offering. The Registration Statement on Form S-1 (Reg. No. 333-117278) we filed to register our common stock in the offering was declared effective by the Securities and Exchange Commission on December 16, 2004. The initial public offering price was $17.50 per share and the aggregate purchase price was approximately $74.1 million.

The managing underwriters for the offering were Merrill Lynch & Co., Lehman Brothers, SG Cowen & Co., William Blair & Company and Advanced Equities, Inc. We incurred direct expenses in connection with the offering of approximately $7.5 million, which consisted of: (i) approximately $2.0 million in legal, accounting and printing fees; (ii) approximately $5.2 million in underwriters’ discounts, fees and commissions; and (iii) approximately $0.3 million in miscellaneous expenses.

After deducting expenses of the offering, we received net offering proceeds of approximately $66.6 million. We used approximately $15.2 million of our net proceeds to redeem the outstanding shares of our Series B and Series B-1 preferred stock and approximately $10.0 million to repay principal and interest outstanding under our credit facility with Silicon Valley Bank. Except with respect to the redemption of our Series B and Series B-1 preferred stock, none of the net proceeds were directly or indirectly paid to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. Approximately $40 million of the net proceeds of the offering have been invested into investment-grade marketable securities within the guidelines defined in our investment policy. The remaining proceeds have been used for working capital purposes. We regularly assess the specific uses and allocations for the remaining funds.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial information for 2002, 2003 and 2004 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except share and per share data)
Statements of Operations Data:
Trading revenues	$6,510	$96,316	$256,253	$369,990	$475,231
Fee revenues	1,928	10,189	23,389	33,959	44,734

Total revenues	8,438	106,505	279,642	403,948	519,966
Cost of trading revenues	6,531	96,264	256,212	369,972	474,916

	1,907	10,241	23,430	33,976	45,049
Costs and expenses:
Operations and development	11,125	14,034	11,851	10,882	13,438
Sales and marketing	3,710	5,445	4,223	4,713	5,674
General and administrative	9,514	9,250	11,340	9,588	9,345
Depreciation and amortization	3,927	8,150	9,558	7,204	9,266
Restructuring costs, asset impairments and litigation settlements	—	5,584	19,464	—	3,675

Total costs and expenses:	28,276	42,463	56,436	32,386	41,398

Income (loss) from operations	(26,369)	(32,222)	(33,006)	1,590	3,652
Loss on extinguishment of debt	—	(305)	—	—	—
Interest income	2,604	937	545	342	288
Interest expense	(330)	(797)	(1,241)	(1,968)	(2,792)
Other income (expense)	—	(1,446)	(581)	32	6,718

Net income (loss) from continuing operations	$(24,095)	$(33,833)	$(34,284)	$(5)	$7,865

Preferred stock dividends and accretion	$(5,740)	$(5,053)	$(7,371)	$(8,005)	$(6,679)

Net income (loss) attributable to common stockholders	$(30,011)	$(38,886)	$(41,655)	$(8,010)	$1,186

Net income (loss) per common share:
Basic	$(20.60)	$(26.07)	$(23.28)	$(4.13)	$0.35
Diluted	$(20.60)	$(26.07)	$(23.28)	$(4.13)	$0.21
Pro forma diluted					$0.36
Other Data:
EBITDA(1)	$(22,442)	$(25,823)	$(24,030)	$8,825	$19,635
Adjusted net income (loss)(2)	$(24,095)	$(28,249)	$(14,820)	$(5)	$6,488

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$18,341	$4,028	$6,343	$17,147	$53,533
Working capital	7,283	1,914	4,230	10,203	52,132
Total assets	59,637	59,893	46,710	63,528	114,867
Loans payable and capital lease obligations	6,472	4,240	13,796	17,636	3,643
Redeemable preferred stock	—	15,120	19,266	20,838	—
Redeemable convertible preferred stock	36,008	57,747	66,646	82,964	—
Accumulated deficit	(38,818)	(70,462)	(106,934)	(106,939)	(99,074)
Total stockholders’ equity (deficit)	(1,220)	(39,884)	(79,037)	(86,530)	75,238

(1)	EBITDA is defined as net income before (i) depreciation and amortization, (ii) interest income and expense and (iii) income taxes. Management believes that the presentation of EBITDA included in this annual report provides useful information to investors regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business. EBITDA included in this annual report should be considered in addition to and not as a substitute for, net income as calculated in accordance with GAAP as a measure of performance.

A reconciliation of EBITDA to net income (loss) follows:

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Net income (loss)	$(24,095)	$(33,833)	$(34,284)	$(5)	$7,865
Depreciation and amortization	3,927	8,150	9,558	7,204	9,266
Interest income	(2,604)	(937)	(545)	(342)	(288)
Interest expense	330	797	1,241	1,968	2,792

EBITDA	$(22,442)	$(25,823)	$(24,030)	$8,825	$19,635

(2)	To supplement our consolidated financial statements in accordance with generally accepted accounting principles (GAAP), Arbinet uses adjusted net income which is adjusted from net income to exclude certain items. The adjusted net income is provided to enhance an overall understanding of our current financial performance. We have excluded items which are either non-recurring or unusual in nature. Adjusted net income is not intended to be considered in isolation from, or as a substitute for, financial results prepared in accordance with GAAP.

A reconciliation of adjusted net income (loss) to net income (loss) follows:

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Net income (loss)	$(24,095)	$(33,833)	$(34,284)	$(5)	$7,865
Restructuring costs, asset impairments and litigation settlements	—	5,584	19,464	—	3,675
Legal expenses associated with litigation settlements	—	—	—	—	561
Gain on redemption of Series B/B-1 preferred stock	—	—	—	—	(7,224)
Series B/B-1 preferred stock noncash interest expense	—	—	—	—	1,611

Adjusted net income (loss)	$(24,095)	$(28,249)	$(14,820)	$(5)	$6,488

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

We are the leading electronic market for trading, routing and settling communications capacity. Members of our exchange, consisting primarily of communications services providers, anonymously buy and sell voice calls and Internet capacity through our centralized, efficient and liquid marketplace. Communications services providers that do not use our exchange generally individually negotiate and buy access to the networks of other communications services providers to send voice calls and Internet capacity outside of their networks. We believe that we provide a cost-effective and efficient alternative to these direct connections. With a single interconnection to our exchange, members have access to all other members’ networks. Members place orders through our easy-to-use web-based interface. Sellers on the exchange post sell orders to offer voice calls and Internet capacity for specific destinations, or routes, at various prices. We independently assess the quality of these routes and include that information in the sell order. Buyers enter buy orders based on route quality and price and are matched to sell orders by our fully automated trading platform and our proprietary software. When a buyer’s order is matched to a seller’s order, the voice calls or Internet capacity are then routed through our state-of-the-art facilities. We invoice and process payments for our members’ transactions and manage the credit risk of buyers primarily through our credit management programs with third parties.

Revenue

We generate revenues from both the trading which members conduct on our exchange, which we refer to as trading revenues, and the fees we charge members for the ability to trade on our exchange, which we refer to as fee revenues. Our trading revenue represents the aggregate dollar value of the calls which are routed through our switches at the price agreed to by the buyer and seller of the capacity. For example, if a 10-minute call is originated in France and routed through our facilities to a destination in India for $0.11 per minute, we record $1.10 of trading revenue for the call. Generally, we do not generate any profit or incur any loss from trading revenues because in most cases we pay the seller the same amount that we charge the buyer. We occasionally offer our members contracts to buy and sell minutes to specific markets at fixed rates. We may generate profit or incur losses associated with trading revenue on these contracts. Historically, this profit or loss has not been material to our operating results. Our system automatically records all traffic terminated through our switches.

We record trading revenues because:

•	all traffic traded on our exchange is routed through one of our switches; and

•	we are obligated to pay sellers for the minutes they sell on our exchange regardless of whether we ultimately collect from buyers.

•	Our fee revenues represent the amounts we charge buyers and sellers for the following:

•	a monthly minimum fee based on the amount of capacity that members have connected to our switches and overage fees for the number of minutes or megabytes which are routed through our switches in excess of amounts allowed under the monthly minimum, or collectively referred to as access fees, which comprised approximately 80% of fee revenues for the year ended December 31, 2004;

•	a credit risk management fee, which is a charge for the credit management, clearing and settlement services we provide;

•	a membership fee to join our exchange; and

•	additional services as utilized by our members for items such as premium service offerings and accelerated payment terms.

Costs and Expenses

Our cost of trading revenues consists of the cost of calls which are routed through our switches at the price agreed to by both the buyer and seller of the capacity. In the preceding example, we would record cost of trading revenues equal to $1.10, an amount which we would pay to the seller.

Operations and development expense consists of costs related to supporting our exchange, such as salaries, benefits, bonuses and related costs of engineering, technical support, product and software development and system support personnel, as well as facilities and interconnect costs. Sales and marketing consists of salaries, benefits, commissions, bonuses and related costs of sales and marketing personnel, trade shows and other marketing activities. General and administrative costs consist of salaries, benefits, bonuses of corporate, finance and administrative personnel, bad debt expense and outside service costs, such as legal and accounting fees.

Our operations and development, sales and marketing, and general and administrative costs are predominantly fixed in nature. We have grown, and believe we will be able to continue to grow, fee revenues significantly faster than these operating costs and expenses. For example, these costs and expenses increased approximately 13% from $25.2 million for the year ended December 31, 2003 to $28.5 million for the year ended December 31, 2004, while our fee revenues grew approximately 31.7% over the same period.

Business Development

We will continue to seek to increase our trading volume. We aim to achieve this by increasing participation on our exchange from existing members, increasing membership on our exchange, expanding our global presence, developing and marketing complementary services and leveraging our platform to allow the trading, routing and settling of other digital goods, such as Internet capacity. We currently have EDPs in New York, Los Angeles, London, Frankfurt and Hong Kong. We plan to expand our presence in the high-growth markets of Asia through our EDP in Hong Kong and Latin America with a new EDP in Miami, Florida or South America. We can initially establish an EDP in a new market without any additional capital by directly connecting the new EDP to one of our existing EDPs through a leased network, as we have accomplished for our EDPs in Hong Kong and Frankfurt. Once we have sufficient business in a new market, we may install a new switch for the EDP in that market for a cost of approximately $1.0 million. We plan to develop, market and expand services that are complementary to our existing offerings, including enhanced trading, credit and clearing services and switch partitioning. We may not be successful in doing so due to many factors, including the business environment in which we operate. For a further discussion of regulatory, technological and other changes relevant to our business, see “Business—Industry Background.”

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this prospectus.

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and often involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates these estimates, including those related to bad debts, income taxes, long-lived assets, restructuring, contingencies and litigation on an ongoing basis. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates because we did not estimate correctly.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Long-lived assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business; and

•	significant industry, economic or competitive trends.

•	Income taxes. At December 31, 2004, we had net deferred tax assets of $42.7 million, reflecting net operating loss carryforwards and other deductible differences, which may reduce our taxable income in future years. These net deferred tax assets were fully offset by a valuation allowance. Accordingly, we did not record any tax benefit periodically because it is not more likely than not to be recognized. We are required to periodically assess the realization of our deferred tax assets and changes in circumstances may require adjustments in future periods. The amount of net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If it becomes more likely than not that we will recognize future tax benefit from the deferred tax assets, we may need to reverse some or all of our valuation allowance.

•	Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of members on our exchange to make required payments. The amount of our allowance is based on our historical experience and an analysis of our outstanding accounts receivable balances. If the financial condition of our members deteriorates, resulting in additional risk in their ability to make payments to us, then additional allowances may be required which would result in an additional expense in the period that this determination is made. While credit losses have historically been within our range of expectations and our reserves, we cannot guarantee that we will continue to experience the same level of doubtful accounts that we have in the past.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data for the three years ended December 31, 2004:

	Year Ended December 31,
	2002	2003	2004
	(in thousands, except percentages)
Statements of Operations Data:
Trading revenues	$256,253	$369,990	$475,231
Fee revenues	23,389	33,959	44,734

Total revenues	279,642	403,948	519,966
Cost of trading revenues	256,212	369,972	474,916

	23,430	33,976	45,049
Costs and expenses:
Operations and development	11,851	10,882	13,438
Sales and marketing	4,223	4,713	5,674
General and administrative	11,340	9,588	9,345
Depreciation and amortization	9,558	7,204	9,266
Restructuring costs, asset impairments and litigation settlements	19,464	—	3,675

Total costs and expenses:	56,436	32,386	41,398

Income (loss) from operations	(33,006)	1,590	3,652
Interest income	545	342	288
Interest expense	(1,241)	(1,968)	(2,792)
Other income (expense)	(581)	32	6,718

Net income (loss)	$(34,284)	$(5)	$7,865

Statements of Operations Data:
Fee revenues	100.0%	100.0%	100.0%

Costs and expenses:
Operations and development	50.7%	32.0%	30.0%
Sales and marketing	18.1%	13.9%	12.7%
General and administrative	48.4%	28.2%	20.9%
Depreciation and amortization	40.9%	21.2%	20.7%
Restructuring costs and asset impairments and litigation settlement	83.1%	—	8.2%

Total costs and expenses:	241.3%	95.4%	92.5%

Income (loss) from operations	(141.1)%	4.7%	8.2%
Interest income	2.3%	1.0%	0.6%
Interest expense	(5.3)%	(5.8)%	(6.2)%
Other income (expense)	(2.5)%	0.1%	15.0%

Net income (loss)	(146.6)%	—	17.6%

Comparison of Fiscal Years Ended December 31, 2004 and 2003

Trading revenues and cost of trading revenues

Trading revenues increased 28.4% from $370.0 million for the year ended December 31, 2003 to $475.2 million for the year ended December 31, 2004. The increase in trading revenues was due to both an increase in the volume traded by our members on our exchange and an increase in the number of members trading on our exchange. Specifically, the volume traded by our members increased approximately 31% from the year ended

December 31, 2003 to the year ended December 31, 2004. Additionally, the number of members trading on our exchange increased from 285 on December 31, 2003 to 360 on December 31, 2004. As a result of increases in trading revenue, cost of trading revenue increased 28.4% from $370.0 million for the year ended December 31, 2003 to $474.9 million for the year ended December 31, 2004.

Fee revenues

Fee revenues increased 31.7% from $34.0 million for the year ended December 31, 2003 to $44.7 million for the year ended December 31, 2004. Fee revenues increased as a result of trading revenues increasing 28.4% for the comparable period.

Operations and development

Operations and development costs increased 23.5% from $10.9 million for the year ended December 31, 2003 to $13.4 million for the year ended December 31, 2004. This increase was primarily the result of increased rent and related utilities of $1.2 million, increased compensation-related expense of $0.6 million and increased interconnect costs of $0.3 million which is associated with increased trading volume on our exchange. Most of the increase in compensation-related expenses is the result of increased headcount to support our data business.

Sales and marketing

Sales and marketing expenses increased 20.4% from $4.7 million for the year ended December 31, 2003 to $5.7 million for the year ended December 31, 2004. This increase primarily resulted from eight additional personnel within the sales function.

General and administrative

General and administrative expenses decreased 2.5% from $9.6 million for the year ended December 31, 2003 to $9.3 million for the year ended December 31, 2004. This decrease resulted from lower bad debt expense.

Depreciation and amortization

Depreciation and amortization increased 28.6% from $7.2 million for the year ended December 31, 2003 to $9.3 million for the year ended December 31, 2004. This resulted from additional capital expenditures of approximately $10.6 million which were made during 2004.

Litigation settlements

During the year ended December 31, 2004 the Company settled its litigation with the Marmon group. The settlement required the Company to issue 156,250 shares of its common stock resulting in a charge of $2.35 million. Also in 2004, the Company settled the litigation with Nortel and paid Nortel $850,000. Lastly, the Company recorded a charge of $500,000 related to the Schwartz Settlement.

Interest and other income/expense

Interest expense increased 41.9% from $2.0 million for the year ended December 31, 2003 to $2.8 million for the year ended December 31, 2004. This increase resulted from $1.6 million of non-cash interest expense recorded on Series B and B-1 Preferred Stock as a result of the adoption of SFAS 150, partially offset by our repayment of approximately $14 million in outstanding loans during 2004. Interest income decreased 15.8% from $342,000 for the year ended December 31, 2003 to $288,000 for the year ended December 31, 2004. This decrease was a result of lower average cash balances during fiscal year 2004. Other income, net in 2004 includes a one-time gain of approximately $7.2 million related to the redemption of Series B/B-1 Preferred Stock.

Comparison of Fiscal Years Ended December 31, 2003 and 2002

Trading revenues and cost of trading revenues

Trading revenues increased 44.4% from $256.3 million for the year ended December 31, 2002 to $370.0 million for the year ended December 31, 2003. The increase in trading revenues was due to both an increase in the volume traded by our members on our exchange and an increase in the number of members trading on our exchange. Specifically, the volume traded by our members increased approximately 57% from the year ended December 31, 2002 to the year ended December 31, 2003. Additionally, the number of members trading on our exchange increased from 240 on December 31, 2002 to 285 on December 31, 2003. As a result of increases in trading revenue, cost of trading revenue increased 44.4% from $256.2 million for the year ended December 31, 2002 to $370.0 million for the year ended December 31, 2003.

Fee revenues

Fee revenues increased 45.2% from $23.4 million for the year ended December 31, 2002 to $34.0 million for the year ended December 31, 2003. Fee revenues increased as a direct result of trading revenues increasing 44.4% for the comparable period.

Operations and development

Operations and development costs decreased 8.2% from $11.9 million for the year ended December 31, 2002 to $10.9 million for the year ended December 31, 2003. This decrease was due to lower equipment lease costs as a result of $1.5 million of our leases being reclassified to capital leases from operating lease after those leases were amended and generally accepted accounting principles required the reclassification. This was offset by increased interconnect costs related to increased trading volume on our exchange.

Sales and marketing

Sales and marketing expenses increased 11.6% from $4.2 million for the year ended December 31, 2002 to $4.7 million for the year ended December 31, 2003. This increase resulted from two additional personnel within the sales function and increased marketing expenses of $0.2 million related to trade show expenses and advertising.

General and administrative

General and administrative expenses decreased 15.4% from $11.3 million for the year ended December 31, 2002 to $9.6 million for the year ended December 31, 2003. This decrease resulted from lower bad debt expense and lower rent.

Depreciation and amortization

Depreciation and amortization decreased 24.6% from $9.6 million for the year ended December 31, 2002 to $7.2 million for the year ended December 31, 2003. This was a result of a write-off of certain telecommunications equipment to fair value as of December 31, 2002, which resulted in the lower depreciation expense during fiscal year 2003.

Restructuring costs, asset impairment and litigation settlement

During the year ended December 31, 2002, the Company recorded a charge of $17.1 million related to the impairment of certain telecommunications equipment and $2.3 million related to the future lease obligations of a vacated facility. The impairment adjusted the recorded value to its estimated fair value in accordance with SFAS 144.

Interest and other income/expense

Interest income decreased 37.3% from $545,000 for the year ended December 31, 2002 to $342,000 for the year ended December 31, 2003. This decrease was a result of lower average cash balances during fiscal year 2003.

Liquidity and Capital Resources

Our primary source of liquidity had historically been cash received through the sale and issuance of equity and debt securities. We received equity investments between April 1999 and May 2003 in an aggregate amount of approximately $125.0 million. Our principal liquidity requirements have been for working capital, capital expenditures and general corporate purposes. On December 21, 2004, we completed our initial public offering and raised net proceeds of approximately $66.6 million.

Our capital expenditures in 2003 and 2004 related primarily to developing our trading platform, which included investments in software development and hardware and the purchase of computer and telecommunications switching equipment. During 2005, we expect to make approximately $12 million of capital expenditures related to enhancements to our trading platform, including software development and hardware and the development of our trading platform for Internet capacity which we believe we can fund primarily from cash on hand and cash generated through operations. At December 31, 2004 we had cash and cash equivalents of $53.5 million. We also are party to a $25.0 million lending facility with Silicon Valley Bank, under which we can borrow against our accounts receivable and general corporate assets. As of December 31, 2004, we had the full $25.0 million available to us as no amounts were outstanding under this facility. We believe that our current cash balances, including the net proceeds from our initial public offering, and cash flows from operating activities, should be sufficient for us to fund our current operations for the foreseeable future. To the extent we require additional capital to fund our working capital or capital expenditures, we intend to seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all.

The following table sets forth components of our cash flows for the following periods:

	Year Ended December 31,
	2002	2003	2004
Net cash provided by operating activities	$2,001	$6,407	$11,578
Net cash used in investing activities	(4,357)	(6,946)	(14,906)
Net cash provided by financing activities	3,686	10,576	39,172

Cash provided by operating activities

Cash provided by operations for the year ended December 31, 2004 was attributable to depreciation and amortization of $9.3 million and non-cash interest expense of $1.6 million. Cash provided by operations for the year ended December 31, 2003 was attributable to depreciation and amortization of $7.1 million. Cash provided by operating activities for the year ended December 31, 2002 was attributable to a net loss of $34.3 million, offset by depreciation and amortization and other non-cash charges of $26.9 million and a decrease in operating net assets of $9.4 million.

Cash used in investing activities

Total capital expenditures for the year ended December 31, 2004 were $10.6 million related primarily to the purchase of computer equipment and telecommunications switching equipment. Total capital expenditures for the years ended December 31, 2002 and 2003 were $4.5 million and $8.3 million, respectively. The purchases in 2002 and 2003 relate primarily to computer equipment, related software and leasehold improvements. In addition, during fiscal years ended December 31, 2002 and 2003, the sale of certain equipment generated cash proceeds of $0.2 million and $1.3 million, respectively. In September 2004, we acquired the Internet protocol trading exchange business of Band-X Limited, or Band-X, with operations located in New York, London, and Edinburgh, Scotland for approximately $4.3 million in cash.

Cash provided by financing activities

In December, 2004, we completed our initial public offering and raised net proceeds of approximately $66.6 million and subsequently we redeemed all outstanding shares of our Series B Preferred Stock and Series B-1 Preferred Stock for approximately $15.2 million. We used a portion of the remaining net proceeds to: (i) repay approximately $10 million in outstanding amounts under our lending facility with Silicon Valley Bank.

During fiscal year 2003, we issued and sold 32,046,146 shares of our Series E-1 preferred stock for net proceeds of approximately $9.9 million.

During fiscal year 2002, we borrowed approximately $7.0 million from Orix Merchant Banking LLC, or Orix. We repaid the full amount of this loan in May 2004.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on our exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on our exchange. As part of managing the credit risk associated with buyers on our exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

•	Netting. We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the year ended December 31, 2004, 34% of our trading revenues were offset by selling activity.

•	Credit risk assessment and underwriting. GMAC and Highbridge provide us with credit risk assessment and credit underwriting services. In August 2004, Highbridge assumed our credit agreement with SCM Telco. Under the terms of our agreements with GMAC and Highbridge, GMAC and Highbridge assume the credit risk of selected members so that they may purchase voice calls or Internet capacity on our exchange.

•	Self underwriting. Members can self-finance a credit line with us by prepaying, posting a cash deposit or letter of credit or by placing money in escrow.

•	CreditWatch system. We enter a credit line for each member into our CreditWatch system. This credit line is the sum of the GMAC credit line, Highbridge credit line, selling activity, other cash collateral and internal credit. The CreditWatch system regularly monitors a member’s net trading balance and sends email alerts to each member who surpasses 50%, 75% and 90% of its available credit limit and is able to automatically suspend a member’s ability to buy as its net balance reaches its total credit line.

•	Frequent settlement. We have two trading periods per month. Payments from buyers are due fifteen days after the end of each trading period. This frequent settlement reduces the amount outstanding from our buyers. The frequent clearing of trading balances, together with the ability to net buy and sell transactions, allows our members to trade large dollar volumes while minimizing the outstanding balance that needs to be underwritten by additional sources of credit.

We occasionally issue internal credit lines to our members based on our review of a member’s financial statements and payment history with us. Typically, these internal credit lines are in excess of the credit lines issued by GMAC or Highbridge. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. While there are no written procedures regarding the extension of credit lines, we have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. In 2004, approximately 97% of our trading revenues were covered by GMAC and Highbridge credit lines, netting, prepayments or other cash collateral, of which 48% were covered by GMAC and Highbridge credit lines. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the future, we may elect to increase the amount of our credit we extend to our customers we deem creditworthy in order to reduce our credit underwriting costs. If buyers fail to pay us for any reason and we have not been able or have elected not to secure credit risk protection with respect to these buyers, our business could be adversely affected. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues that could materially affect our results of operations.

We have certain minimum annual commissions due pursuant to the terms of our agreements with each of GMAC and Highbridge. Pursuant to the terms of our agreement with GMAC we are required to pay a minimum annual commission of $725,000 and pursuant to the terms of our agreement with Highbridge we are required to pay a minimum quarterly commission of $150,000.

The second anniversary of our credit risk agreement with GMAC was February 1, 2005. Upon the second anniversary, our contract with GMAC automatically extends on a month-to-month basis. We currently are in preliminary discussions with GMAC to revise this agreement. We also are exploring options with other credit providers.

Summary Disclosure about Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2004:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Loans payable	$1,676	$766	$910	$—	$—
Capital lease obligations	2,139	1,296	843	—	—
Operating leases	26,589	3,793	7,825	7,067	7,904

Total Contractual Obligations	$30,404	$5,855	$9,578	$7,067	$7,904

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company had elected to follow the disclosure only provisions of Statement No. 123 and, accordingly, continues to account for share based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense in only disclosed in the footnotes to the financial statements. The Company will be required to adopt Statement No. 123(R) no later than the quarter beginning July 1, 2005. Since the Company is currently in the process of evaluating the option valuation methods and adoption transition alternatives available under Statement 123(R), it has not yet determined the impact Statement 123(R) will have on its consolidated results of operations, financial position and cash flows.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The scope of this pronouncement includes mandatorily redeemable equity instruments. Application to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle (application by retroactive restatement is precluded). Exceptions to the transition requirements were provided for mandatorily redeemable instruments of non-public companies. Subsequent to the issuance of Statement 150, the FASB issued FSP 150-3, which further deferred the transition requirements for nonpublic companies that also are not SEC registrants for instruments that are mandatorily redeemable on fixed dates that are for fixed amounts. The adoption of SFAS No. 150 requires that the Company’s Series B and B-1 preferred stock be classified as debt in the Company’s consolidated balance sheet as it is redeemable at a fixed and determinable date (upon or after the earlier of the occurrence of a qualified IPO or March 30, 2006). Dividends and accretion related to the Series B and B-1 preferred stock, which previously had been recorded below net income (loss) as a charge in determining net income (loss) available to common stockholders has been charged to interest expense in the accompanying consolidated statement of operations and comprehensive loss since the January 1, 2004 adoption of this standard. While the Company’s Series A-1, C, C-1, E and E-1 preferred stock are redeemable at the option of the holders upon or after the earlier of the occurrence of a qualified IPO or May 30, 2006, the preferred shares may be converted into common shares at the option of the holders; therefore, SFAS No. 150 is not applicable to the Company’s Series A-1, C, C-1, E and E-1 preferred stock.

Forward Looking Statements

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the section entitled “Additional Factors That May Affect Future Results.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exposure

The financial position and results of operations of our U.K. subsidiary are measured using GBP as the functional currency. The foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. The percentage of fee revenues denominated in British Pounds was approximately 19% for the year ended December 31, 2003 and approximately 20% for the year ended December 31, 2004.

Interest rate exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Assuming an average investment level in short-term interest bearing securities of $53.5 million, which is the cash balance at December 31, 2004, a one-percentage point decrease in the applicable interest rate would result in a $535,000 decrease in interest income.

Under the terms of our credit agreement with Silicon Valley Bank, our borrowings bear interest at the prime rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10,000 assuming $1 million of borrowings. At December 31, 2004, we had no outstanding borrowings under this agreement.

Item 8.	Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at “Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Our Directors and Executive Officers

The information relating to our directors and nominees for election as directors under the heading “Election of Directors” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information relating to our executive officers in response to this item is contained in part under the caption “Our Executive Officers” in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our definitive proxy statement for the 2005 Annual Meeting of Stockholders.

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We will make available our code of business conduct and ethics free of charge through our Web site which is located at www.arbinet.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the Nasdaq National Market by filing such amendment or waiver with the Securities and Exchange Commission and by posting it on our Web site.

Item 11.	Executive Compensation

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions

The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accountant Fees and Services

The discussion under the heading “Independent Auditors Fees and Other Matters” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K

(a) (1)	Consolidated Financial Statements.

Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(a) (2)	Consolidated Financial Statement Schedule.

Reference is made to the Index to Financial Statement Schedule on Page F-1.

(a) (3)	Exhibits.

Reference is made to the Index to Exhibits on Page 49.

Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 2005.

ARBINET-THEXCHANGE, INC.

By:	/s/ J. CURT HOCKEMEIER
J. Curt Hockemeier, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY L. CRAIG Anthony L. Craig	Chairman of the Board and Director	March 31, 2005

/s/ J. CURT HOCKEMEIER J. Curt Hockemeier	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

/s/ JOHN J. ROBERTS John J. Roberts	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005

/s/ MICHAEL L. DEROSA Michael L. DeRosa	Director	March 31, 2005

/s/ WILLIAM G. KINGSLEY William G. Kingsley	Director	March 31, 2005

/s/ MATHEW J. LORI Mathew J. Lori	Director	March 31, 2005

/s/ DEBORAH D. RIEMAN, PH.D. Deborah D. Rieman, Ph.D.	Director	March 31, 2005

/s/ MICHAEL J. RUANE Michael J. Ruane	Director	March 31, 2005

/s/ ROLAND A. VAN DER MEER Roland A. Van der Meer	Director	March 31, 2005

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Asset Purchase Agreement, dated September 2, 2004, by and among Band-X Limited, Arbinet-thexchange Limited and the Registrant (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

3.1	Amended and Restated Certificate of Incorporation which became effective upon the closing of the Company’s initial public offering (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

3.2	Amended and Restated By-laws which became effective upon the closing of the Company’s initial public offering (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

4.1	Specimen Certificate evidencing shares of common stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated May 30, 2003, by and among the Holders listed therein, the Founder listed therein and the Registrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.1*	Amended and Restated 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.2*	First Amended and Restated Non-employee Directors’ and Advisors’ Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.3*	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.4†	Factoring Agreement, dated February 1, 2003, by and between GMAC Commercial Finance LLC and the Registrant; Export Receivable Rider to Factoring Agreement, dated February 10, 2003, by and between GMAC Commercial Finance LLC and the Registrant; and Amendment to Factoring Agreement, dated December 12, 2003, by and between GMAC Commercial Finance LLC and the Registrant (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.5†	Interfactor and Subordination Agreement, dated December 12, 2003, by and between SCM Telco Finance LLC, GMAC Commercial Finance LLC and the Registrant; Guaranty Agreement, dated December 12, 2003, by and between Highbridge/Zwirn Special Opportunities Fund, L.P. and the Registrant; Letter Agreement, dated December 12, 2003, by and among SCM Telco Finance LLC, Silicon Valley Bank, ORIX Venture Finance LLC and the Registrant; and Factoring Agreement, dated December 12, 2003, by and between SCM Telco Finance LLC and the Registrant (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.6	Accounts Receivable Financing Agreement, dated February 3, 2003, by and between Silicon Valley Bank and the Registrant; Intercreditor Agreement, dated February 3, 2003, by and between

Exhibit No.	Description of Exhibit

Silicon Valley Bank and ORIX Merchant Banking LLC; Letter Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC, GMAC Commercial Finance LLC and the Registrant; Letter Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC and the Registrant; Securities Account Control Agreement, dated February 3, 2003, by and between SVB Securities, ORIX Merchant Banking LLC, Banc of America Securities LLC and the Registrant; Securities Account Control Agreement, dated February 3, 2003, by and between SVB Securities, Silicon Valley Bank, Banc of America Securities LLC and the Registrant; Deposit Account Control Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC and the Registrant; First Amendment to Accounts Receivable Financing Agreement, dated October 27, 2003, by and between Silicon Valley Bank and the Registrant; and Second Amendment to Accounts Receivable Financing Agreement, dated May 28, 2004, by and between Silicon Valley Bank and the Registrant (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.7	Master Lease Agreement, dated as of June 5, 2003, by and between ATEL Ventures, Inc. and the Registrant; and Notification of Rental Adjustment and Amendment to Equipment Schedule No. 1 to Master Lease Agreement, dated June 24, 2003, by and between ATEL Venture Fund, LLC, ATEL Capital Equipment Fund IX, LLC and the Registrant (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.8	Master Equipment Lease, dated as of March 1, 2002, by and between Pentech Financial Services, Inc. and the Registrant; Acceptance Supplement No. 1 to Master Equipment Lease, dated May 1, 2002, by and between Pentech Financial Services, Inc. and the Registrant; Amendment to Master Equipment Lease, dated July 1, 2002, by and between Pentech Financial Services, Inc. and the Registrant; Hold Harmless Agreement, dated May 1, 2002, by and between Pentech Financial Services, Inc. and the Registrant; and Acceptance Supplement No. 2, dated May 1, 2003, by and between Pentech Financial Services, Inc. and the Registrant (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.9*	Settlement and Release Agreement dated July 8, 2004, by and between J. Curt Hockemeier and the Registrant (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.10*	Employment Offer Letter, dated as of April 4, 2000, by and between J. Curt Hockemeier and the Registrant (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.11*	Employment Offer Letter, dated as of July 12, 2001, by and between Peter P. Sach and the Registrant (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.12*	Employment Offer Letter, dated as of March 15, 2000, by and between Chi K. Eng and the Registrant (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.13*	Settlement Agreement, dated July 9, 2004, by and between Alex Mashinsky and the Registrant (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.14*	Employment Offer Letter, dated March 31, 2004, by and between John J. Roberts and the Registrant (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

Exhibit No.	Description of Exhibit

10.15	Albany Street Office Lease, dated February 6, 2003, by and between Albany Street Plaza Real Estate Management Company and the Registrant; Lease, dated June 11, 1999, by and between AMEC Properties Limited and Pacific Gateway Exchange (U.K.) Limited; AT&T Center Office Lease, dated December 9, 1997, by and between Mitsui Fudosan (U.S.A.), Inc. and Pacific Gateway Exchange; Office Lease, by and between Bruce Goodman and the Registrant; Lease Agreement by and between Auda Properties, L.P. and the Registrant; and Office lease, dated January 20, 2000, by and between 75 Broad, LLC, and the Registrant (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.16*	Settlement and Release Agreement dated July 30, 2004, by and between Anthony L. Craig and the Registrant (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.17	Master Rental Agreement dated May 18, 2001, by and between Lombard GATX Technology Limited and the Registrant; Addendum to Master Rental Agreement, dated May 18, 2001, by and between Lombard Network Services Limited and the Registrant; and Letter Agreement, dated June 17, 2004, by and between Lombard GATX Technology Limited and the Registrant (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.18*	Form of Incentive Stock Option Agreement under 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.19*	Form of Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.20	Standard Purchase Agreement, dated May 19, 2003, by and between Tekelec and the Registrant (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.21	Master Procurement Agreement, dated March 7, 2003, by and between Tekelec (f/k/a Santera Systems Inc.) and the Registrant; Amendment No. 1 to the Master Procurement Agreement, dated September 5, 2003, by and between Tekelec (f/k/a Santera Systems Inc.) and the Registrant; Amendment No. 2 to the Master Procurement Agreement, dated December 31, 2003, by and between Tekelec and the Registrant; Amendment No. 3 to the Master Procurement Agreement, dated March 31, 2004, by and between Tekelec and the Registrant; Amendment No. 4 to the Master Procurement Agreement, dated May 10, 2004, by and between Tekelec and the Registrant (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.22	Assignment and Acceptance Agreement, dated August 31, 2004, by and between Highbridge/Zwirn Special Capital Opportunities Fund, LP and the Registrant (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

21.1**	Subsidiaries of the Registrant

31.1**	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

Exhibit No.	Description of Exhibit

31.2**	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1**	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2**	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

*	A management contract and compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

†	Confidential treatment has been requested and granted for a portion of this exhibit.

**	Filed herewith.

I NDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Arbinet-thexchange, Inc.

We have audited the accompanying consolidated balance sheets of Arbinet-thexchange, Inc. and subsidiaries as of December 31, 2003 and 2004 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index on Page F-1 for each of the three years in the period ended December 31, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbinet-thexchange, Inc. and subsidiaries as of December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the three years in the period ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

New	York, New York
March	15, 2005

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2003 AND 2004

	As of December 31,
	2003	2004
ASSETS

Current Assets:
Cash and cash equivalents	$17,147,245	$53,532,660
Trade accounts receivable (net of allowances of $357,000 and $900,000 at December 31, 2003 and 2004, respectively)	19,177,272	27,351,810
Other current assets	1,882,732	2,369,746

Total current assets	38,207,249	83,254,216
Property and equipment, net	22,072,904	24,689,053
Security deposits	2,562,396	2,469,970
Intangible assets, net	—	1,862,772
Goodwill	—	2,170,236
Other assets	685,318	420,693

Total Assets	$63,527,867	$114,866,940

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Loan payable-current portion	$4,214,277	$765,658
Capital lease obligations-current portion	2,736,693	1,158,365
Accounts payable	10,966,151	15,645,826
Deferred revenue	3,609,494	4,314,006
Accrued expenses and other current liabilities	6,477,995	9,445,247

Total current liabilities	28,004,610	31,329,102
Loan payable—long-term	8,717,640	910,321
Capital lease obligations—long-term	1,967,277	808,860
Other long-term liabilities	7,566,225	6,580,791

Total Liabilities	46,255,752	39,629,074

Mandatorily Redeemable Preferred Stock:
Series A-1, Convertible Preferred Stock-redeemable, $0.001 par value, 15,000,000 and 0 shares authorized, 5,124,985 and 0 shares issued and outstanding, respectively	8,213,275	—
Series B, Cumulative Redeemable Senior Preferred Stock, $0.001 par value, 38,000,000 and 0 shares authorized, 9,910,016 shares and 0 issued and outstanding, respectively	17,236,739	—
Series B-1, Cumulative Redeemable Senior Preferred Stock, $0.001 par value, 8,000,000 and 0 shares authorized, 2,070,545 shares and 0 issued and outstanding, respectively	3,601,351	—
Series C, Cumulative Convertible Senior Preferred Stock-redeemable, $0.001 par value, 38,000,000 and 0 shares authorized, 9,910,017 shares and 0 issued and outstanding, respectively	17,236,739	—
Series C-1, Cumulative Convertible Senior Preferred Stock-redeemable, $0.001 par value, 8,000,000 and 0 shares authorized, 2,070,545 shares and 0 issued and outstanding, respectively	3,601,351	—
Series E, Convertible Preferred Stock-redeemable, $0.001 par value, 124,000,000 and 0 shares authorized, 117,295,611 shares and 0 issued and outstanding, respectively	43,536,702	—
Series E-1, Convertible Preferred Stock-redeemable, $0.001 par value, 43,000,000 and 0 shares authorized, 32,046,146 shares and 0 issued and outstanding, respectively	10,375,854	—
Commitments and contingencies	—	—
Stockholders’ Equity (Deficit)
Preferred Stock, 5,000,000 shares authorized:
Series D, Cumulative Convertible Preferred Stock, $0.001 par value 8,000,000 and 0 shares authorized, 1,196,264 shares and 0 issued and outstanding, respectively (liquidation value of $31,014,977 and 0, respectively)	1,196	—
Series D-1, Cumulative Convertible Preferred Stock, $0.001 par value 58,000,000 and 0 shares authorized, 57,234,620 shares and 0 issued and outstanding, respectively (liquidation value of $23,955,173 and 0, respectively)	57,235	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 2,187,541 and 24,584,574 shares issued, respectively	2,188	24,584
Additional paid-in capital	22,453,176	176,073,297
Stockholders’ loans	(1,426,272)	—
Treasury stock, 68,673 shares	—	(1,274,549)
Deferred compensation	(244,838)	(160,707)
Accumulated other comprehensive loss	(433,751)	(350,571)
Accumulated deficit	(106,938,830)	(99,074,188)

Total Stockholders’ Equity (Deficit)	(86,529,896)	75,237,866

Total Liabilities and Stockholders’ Equity (Deficit)	$63,527,867	$114,866,940

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

	Years Ended December 31,
	2002	2003	2004
Trading revenues	$256,253,301	$369,989,619	$475,231,245
Fee revenues	23,388,806	33,958,652	44,734,469

Total revenues	279,642,107	403,948,271	519,965,714
Cost of trading revenues	256,212,245	369,972,234	474,916,419

	23,429,862	33,976,037	45,049,295
Costs and expenses
Operations and development	11,851,469	10,881,862	13,437,734
Sales and marketing	4,222,966	4,712,839	5,673,789
General and administrative	11,339,591	9,588,015	9,344,634
Depreciation and amortization	9,557,877	7,203,682	9,266,416
Restructuring costs, asset impairments and litigation settlements	19,464,359	—	3,675,021

Total costs and expenses	56,436,262	32,386,398	41,397,594

Income (loss) from operations	(33,006,400)	1,589,639	3,651,701
Interest income	545,493	341,786	287,671
Interest expense (including $1,610,574 of interest on redeemable preferred stock for the year ended December 31, 2004)	(1,241,361)	(1,967,795)	(2,792,323)
Other income (expense), net	(581,317)	31,779	6,717,593

Net income (loss)	(34,283,585)	(4,591)	7,864,642
Preferred stock dividends and accretion	(7,371,429)	(8,005,573)	(6,678,541)

Net income (loss) attributable to common stockholders	$(41,655,014)	$(8,010,164)	$1,186,101

Basic net income (loss) per share	$(23.28)	$(4.13)	$0.35

Diluted net income (loss) per share	$(23.28)	$(4.13)	$0.21

Shares used in computing basic net income (loss) per share	1,789,323	1,940,835	3,367,848

Shares used in computing diluted net income (loss) per share	1,789,323	1,940,835	5,630,964

Pro forma diluted net income per share			$0.36

Pro forma shares used to compute diluted net income per share			21,925,740

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

	Common Stock		Series D and Series D-1 Preferred		Additional Paid-In Capital	Stockholders’ Loans	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2001	1,492,245	$1,493	58,430,884	$58,431	$36,604,700	$(1,585,387)		$(53,834)	$58,104	$(72,650,654)	$(37,567,147)
Exercise of options	481,575	481			75,816						76,297
Amortization of deferred compensation								53,834			53,834
Forgiveness of shareholder loans						141,001					141,001
Issuance of stockholders loans, including interest thereon						(170,447)					(170,447)
Issuance of warrants					323,651						323,651
Accretion of preferred stock and warrants					(982,754)						(982,754)
Dividends on preferred stock					(6,388,675)						(6,388,675)
Foreign currency translation adjustment									(238,755)		(238,755)
Net loss										(34,283,585)	(34,283,585)

Balance December 31, 2002	1,973,820	1,974	58,430,884	58,431	29,632,738	(1,614,833)		—	(180,651)	(106,934,239)	(79,036,580)
Exercise of options	82,142	82			20,083						20,165
Deferred Compensation on options and restricted stock grants	131,579	132			279,076			(279,208)			—
Amortization of deferred compensation								34,370			34,370
Net payment of stockholders loans, including interest thereon						188,561					188,561
Issuance of warrants					526,852						526,852
Accretion of preferred stock and warrants					(675,164)						(675,164)
Dividends on preferred stock					(7,330,409)						(7,330,409)
Foreign currency translation adjustment									(253,100)		(253,100)
Net loss										(4,591)	(4,591)

Balance December 31, 2003	2,187,541	2,188	58,430,884	58,431	22,453,176	(1,426,272)		(244,838)	(433,751)	(106,938,830)	(86,529,896)

Exercise of options	598,660	599			164,530						165,129
Exercise of warrants	391,480	391			1,264,555						1,264,946
Restricted stock grants	31,250	31			259,969						260,000
Restricted stock grant retirement	(5,590)	(6)			6						—
Amortization of deferred compensation					(12,996)			84,131			71,135
Legal settlement (see Note 12)	156,250	156			2,349,844						2,350,000
Net payment of stockholders loans, including interest thereon						151,723					151,723
Repayment of stockholder loans with common stock						1,274,549	(1,274,549)				—
Accretion of preferred stock and warrants					(410,162)						(410,162)
Dividends on preferred stock					(6,268,379)						(6,268,379)
Issuance of common stock in Initial Public Offering, net	4,233,849	4,234			66,588,852						66,593,086
Conversion of Preferred Stock	16,991,134	16,991	(58,430,884)	(58,431)	89,683,902						89,642,462
Foreign currency translation adjustment									83,180		83,180
Net income										7,864,642	7,864,642

Balance December 31, 2004	24,584,574	$24,584	—	$—	$176,073,297	$—	$(1,274,549)	$(160,707)	$(350,571)	$(99,074,188)	$75,237,866

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

	Years Ended December 31,
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,283,585)	$(4,591)	$7,864,642
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,558,897	7,070,956	9,266,416
Impairment of long-lived assets	17,136,419	—	—
Amortization of deferred compensation	53,834	34,370	71,135
Loss on sale of property and equipment	157,362	166,895	—
Non-cash interest on redeemable preferred stock	—	—	1,610,574
Gain on redemption of Series B/B-1 preferred stock	—	—	(7,223,766)
Common stock issued for litigation settlement	—	—	2,350,000
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,576,876)	(2,125,104)	(7,319,481)
Other current assets, security deposits and other assets	1,531,913	(862,663)	(1,984,588)
Accounts payable	2,107,382	1,364,460	4,550,303
Deferred revenue, accrued expenses and other current liabilities	3,232,642	2,248,066	3,378,621
Other long-term liabilities	5,082,837	(1,485,269)	(985,434)

Net cash provided by operating activities	2,000,825	6,407,120	11,578,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of certain assets of Band-X	—	—	(4,266,528)
Proceeds on sale of equipment	170,000	1,309,051	—
Purchases of property and equipment	(4,527,027)	(8,255,449)	(10,639,266)

Net cash used in investing activities	(4,357,027)	(6,946,398)	(14,905,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of indebtedness, net	4,763,004	2,874,977	(11,255,938)
Redemption of Series B and Series B-1 preferred stock	—	—	(15,224,898)
Issuance of common stock, net of costs	76,297	20,165	68,283,161
Issuance of preferred stock, net of issuance costs	—	9,918,651	—
Loans made to stockholders, net of repayments	(29,446)	188,561	151,723
Net payments on obligations under capital leases	(1,124,310)	(2,426,332)	(2,782,006)

Net cash provided by financing activities	3,685,545	10,576,022	39,172,042
Effect of foreign exchange rate changes on cash	985,053	767,795	540,745

Net increase in cash and cash equivalents	2,314,396	10,804,539	36,385,415
Cash and cash equivalents, beginning of year	4,028,310	6,342,706	17,147,245

Cash and cash equivalents, end of period	$6,342,706	$17,147,245	$53,532,660

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases	$3,933,080	$3,228,899	$—

Cash paid for interest	$1,178,069	$1,933,683	$1,281,712

Repayment of stockholders’ loans with common stock	$—	$—	$1,274,549

Conversion of preferred stock into common stock	$—	$—	$89,683,902

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Arbinet-thexchange, Inc. and subsidiaries (“Arbinet” or the “Company”) operates an electronic market for trading, routing and settling communications capacity. Members of the Company’s exchange can anonymously buy and sell voice calls and Internet capacity based on route quality and price through the Company’s centralized, efficient and liquid market. Through the Company’s web-based interface and fully-automated trading platform, members’ orders are automatically matched using the Company’s proprietary software and delivered through its state-of-the-art facilities.

On December 16, 2004, the Company sold 4,233,849 shares of common stock in its initial public offering (the “IPO”) at an offering price of $17.50 per share. The net proceeds of the IPO were $66.6 million after deducting underwriting discounts, commissions and offering expenses.

Principles of Consolidation

The consolidated financial statements include the accounts of Arbinet and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation for leasehold improvements is computed using the straight-line method over the shorter of the term of the lease or estimated useful lives of the assets. Expenditures for repairs and maintenance are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in the acquisition of certain assets of Band-X Limited completed in September 2004 (See Note 14). Intangible assets consist of purchased existing technology, customer relationships and other intangible assets, all of which are generally amortized over periods ranging from two to ten years. Intangible assets are stated at cost, less accumulated amortization.

The Company follows the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which requires that business combinations be accounted for using the purchase method of accounting and acquired intangible assets meeting certain criteria be recorded apart from goodwill. In addition, the Company follows the guidance of SFAS No. 142. “Goodwill and Other Intangible Assets” which requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead goodwill is subject to an annual assessment for impairment by applying a fair value approach.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software Capitalization

The Company accounts for the costs of computer software developed or obtained for internal use pursuant to Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, which requires the capitalization of internal use software and other related costs under certain circumstances. External direct costs of materials and services and payroll costs of employees working solely on the application development stage of the project have been capitalized in accordance with SOP 98-1. Capitalized costs of the project are amortized on a straight-line method over the estimated useful life of five years from the point when the systems are placed in service.

Impairment of Goodwill and Long-Lived Assets

The Company assesses impairment of other long-lived assets in accordance with the provisions of SFAS No, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include, but are not limited to, significant underperformances relative to expected historical or projected future operating results; significant underperformances relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the Company determines that the carrying value of a long-lived asset, other than goodwill, may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not.

In 2002, the Company recorded a charge of approximately $17.1 million to reflect the writedown of certain telecommunications equipment, software and certain leasehold improvements to their fair market value, which was measured using discounted cash flows and quoted market prices.

In addition, the Company tests goodwill for impairment as of the first day of its fiscal fourth quarter using a two-step process prescribed in SFAS No. 142, “Goodwill and Other Intangible Assets”. The first step of the goodwill impairment test compares the fair value of the Company’s net assets with their carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired. If the carrying value exceeds the fair value, the Company compares the fair value of goodwill with its carrying value and recognizes an impairment loss for the amount by which the carrying amount exceeds the fair value. Fair value is determined based on comparable market multiples or discounted cash flows where applicable. To date, the Company has not had an impairment of goodwill.

Revenue Recognition

The Company recognizes trading revenues from minutes traded on its exchange, and fee revenues from capacity-based access fees, credit risk premium fees, collocation service fees, annual membership fees and other value-added service fees. Revenues from minutes traded represent the price per minute multiplied by the number of minutes of network capacity purchased by buyers through the Company’s exchange. The Company recognizes trading revenues on a gross basis because the Company acts as a principal in the transactions and not in a broker or agent capacity. Additionally, the Company has the risks and rewards of ownership since the Company collects directly from the buyer and pays directly to the seller. The Company bears the credit risk of the transactions and

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any potential default by the buyer does not absolve the Company from paying the seller. Revenues from access fees represent the amounts the Company charges sellers and buyers based on the capacity they make available to buy and sell with other customers (which the Company defines as “Members”). This capacity is measured by the size of the interconnection between the Member’s network and the Company’s exchange delivery point. The Company realizes revenue for such capacity based on a monthly minimum fee. To the extent the Member trades in excess of this minimum, the Company charges additional fees based on the additional minutes traded.

Revenues from credit risk premium fees represent the amount the Company charges Members based on each Member’s gross selling activity on our exchange for that period. Revenues from colocation service fees represent the amount the Company charges Members in order for the Member-owned equipment to be placed in the Company’s premises. For capacity-based access fees, credit risk premium fees and colocation service fees, the Company recognizes revenue as the service is provided. Annual membership fees are recognized over a period of one year. Deferred revenue includes the portion of membership fees not yet recognized and fees billed in advance of the month when services are provided.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.

Concentration of Credit Risk

Financial instruments which subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivables. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company’s U.K. subsidiary accounted for approximately 21%, 24% and 29% of total fee revenues for the periods ended December 31, 2002, 2003 and 2004, respectively.

The Company performs ongoing credit evaluations of its Members and, in certain cases, requires collateral from Members in the form of a cash deposit. For those Members that are both sellers and buyers for the minutes traded for a specific trading period, the Company offsets the amounts receivable against the amounts payable by the Company to such Member in accordance with the respective Membership agreements. The Company has the legal right of offset according to its standard trading terms with Members.

The Company has an agreement with a finance company that provides the Company with global credit risk management services. Under the agreement, a finance company provides credit protection on certain of the Company’s Members in the event of their insolvency.

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. Where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to it and thereby reduces the net receivable to the amount the Company reasonably believes is likely to be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and its historical experience. If the financial condition of the Company’s customers deteriorates or if economic conditions worsen, additional allowances may be required.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The Company’s financial instruments at December 31, 2004 consist of accounts receivable, accounts payable and debt. For the year ended December 31, 2004, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximates fair value, based upon the short-term nature of these accounts. The fair value of the Company’s loan agreements approximated carrying value at December 31, 2004 as each of the loans bears interest at a floating rate.

Stock-Based Compensation

The Company has elected under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to account for its employee stock options in accordance with Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), using an intrinsic value approach to measure compensation expense, if any. Companies that account for stock-based compensation arrangements for its employees under APB No. 25 are required by SFAS No. 123 to disclose the pro forma effect on net income (loss) as if the fair value based method prescribed by SFAS No. 123 had been applied. The Company plans to continue to account for stock-based compensation using the provisions of APB No. 25 and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

Option valuation models require the input of highly subjective assumptions including the expected life of the option and the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Had the compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant, the Company’s pro forma net income (loss) would have been as shown below.

	Year Ended December 31,
	2002	2003	2004
Net income (loss) attributable to common stockholders, as reported	$(41,655,014)	$(8,010,164)	$1,186,101
Add: Stock-based compensation expense as reported	53,834	34,370	71,135
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(48,261)	(58,403)	(474,234)

Pro forma net income (loss)	$(41,649,441)	$(8,034,197)	$783,002

Income (loss) per share:
Basic—as reported	$(23.28)	$(4.13)	$0.35

Diluted—as reported	$(23.28)	$(4.13)	$0.21

Basic—pro forma	$(23.28)	$(4.14)	$0.23

Diluted—pro forma	$(23.28)	$(4.14)	$0.14

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair market value of each option grant for all years presented has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	2002	2003	2004
Expected option lives	4 years	4 years	4 years
Risk-free interest rates	4.26%	2.40%	3.29%
Expected volatility	28.5%	33.5%	35.0%
Dividend yield	0%	0%	0%

Foreign Currency Translation

The financial position and results of operations of the Company’s United Kingdom subsidiary is measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at year-end. Income statement accounts and cash flows are translated at the average rate of exchange prevailing during the period. Translation adjustments, arising from the use of differing exchange rates, are included in accumulated other comprehensive income (loss). Net gains resulting from foreign currency transactions were approximately $389,000, $721,000 and $576,000 for the years ended December 31, 2002, 2003 and 2004 and are included in other income (expense), net in the consolidated statements of operations and comprehensive loss.

Unaudited Pro Forma Information

Upon closing of the IPO, each of the outstanding shares of mandatorily redeemable convertible preferred stock converted into shares of common stock. The pro forma basic and diluted net income per share reflect the conversion of all of the outstanding shares of mandatorily redeemable convertible preferred stock into shares of common stock as of the beginning of the year.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates.

Accretion of Preferred Stock Issuance Costs

The Company incurred approximately $0, $116,000 and $0 of issuance costs during the years 2002, 2003 and 2004 respectively, in connection with the issuance of various classes of its preferred stock. Such costs have been recorded as a reduction of the carrying amount of the preferred stock and were being accreted through a charge to additional paid-in capital up to the date of their conversion using the effective interest method.

Effects of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company had elected to follow the disclosure only provisions of Statement No. 123 and, accordingly, continues to account for share based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense in only disclosed in the footnotes to the financial statements. The Company will be required to adopt Statement No. 123(R) no later than the quarter beginning July 1, 2005. Since the Company is currently in the process of evaluating the option valuation methods and adoption transition alternatives available under Statement 123(R), it has not yet determined the impact Statement 123(R) will have on its consolidated results of operations, financial position and cash flows.

Adoption of SFAS No. 150

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The scope of this pronouncement includes mandatorily redeemable equity instruments. Application to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle (application by retroactive restatement is precluded). Exceptions to the transition requirements were provided for mandatorily redeemable instruments of non-public companies. Subsequent to the issuance of Statement 150, the FASB issued FSP 150-3, which further deferred the transition requirements for nonpublic companies that also are not SEC registrants for instruments that are mandatorily redeemable on fixed dates that are for fixed amounts. The adoption of SFAS No. 150 requires that the Company’s Series B and B-1 preferred stock be classified as debt in the Company’s consolidated balance sheet as it is redeemable at a fixed and determinable date (upon or after the earlier of the occurrence of a qualified IPO or March 30, 2006). Dividends and accretion related to the Series B and B-1 preferred stock, which previously had been recorded below net income (loss) as a charge in determining net income (loss) available to common stockholders has been charged to interest expense in the accompanying consolidated statement of operations and comprehensive loss since the January 1, 2004 adoption of this standard. While the Company’s Series A-1, C, C-1, E and E-1 preferred stock are redeemable at the option of the holders upon or after the earlier of the occurrence of a qualified IPO or May 30, 2006, the preferred shares may be converted into common shares at the option of the holders; therefore, SFAS No. 150 is not applicable to the Company’s Series A-1, C, C-1, E and E-1 preferred stock.

Earnings Per Share

Basic earnings per share are computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of convertible preferred stock, options and warrants as if they were exercised. During a loss period, the effect of the convertible preferred stock and the potential exercise of stock options and warrants was not considered in the diluted earnings per share calculation since it would be antidilutive.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common share equivalent shares outstanding:

	Year Ended December 31,
	2002	2003	2004
Basic number of common shares outstanding	1,789,323	1,940,835	3,367,848
Dilutive effect of stock options and warrants	—	—	2,263,116

Dilutive number of common and common share equivalents	1,789,323	1,940,835	5,630,964

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net loss per share would have been antidilutive:

	Year Ended December 31,
	2002	2003	2004
Redeemable convertible preferred stock	14,988,316	16,991,134	—
Stock options	1,743,141	1,752,041	—
Preferred stock warrants	337,256	407,164	—
Common stock warrants	29,366	169,006	—

	17,098,079	19,319,345	—

The shares used in calculating the pro forma net income (loss) per share assume the conversion of the following mandatorily redeemable convertible preferred shares and warrants outstanding:

Year Ended December 31, 2004
Net income/(loss)	$7,864,642

Weighted average common shares outstanding	3,367,848
Less weighted average of conversion of mandatorily redeemable convertible preferred stock in amount above	(696,358)
Plus conversion of mandatorily redeemable convertible preferred stock	16,991,134

Total weighted average shares outstanding used in computing pro forma net income (loss) per share	19,662,624

Dilutive effect of stock options and warrants	2,263,116

Total common stock and common stock equivalents	21,925,740

Pro forma basic net income (loss) per share	$0.40

Pro forma diluted net income (loss) per share	$0.36

All earnings per share amounts and number of shares outstanding have been retroactively adjusted to give effect to a 1-for-16 reverse split of the Company’s common stock that was affected in November 2004.

Additionally, the Company amended its certificate of incorporation to decrease the amount of authorized common stock, par value $0.001 per share, from 518,000,000 to 60,000,000 shares.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

As described in Note 1, the Company recorded charges in 2001 and 2002 to reflect the write-down of certain equipment. Additionally, during 2001 and 2002, the Company exited two separate facilities and accordingly recorded charges for the future lease obligations, net of estimated sub-lease income. The table below shows the amount of the charges and the cash payments related to those liabilities.

	Facilities	Asset Impairment	Total
Balance at December 31, 2001	$3,224,527	$—	$3,224,527
Fiscal year 2002 expense	2,327,940	17,136,419	19,464,359
Asset write-off	—	(17,136,419)	(17,136,419)

Balance at December 31, 2002	5,552,467	—	5,552,467
Cash payments	(263,111)	—	(263,111)

Balance at December 31, 2003	5,289,356	—	5,289,356

Cash payments	(713,685)	—	(713,685)

Balance at December 31, 2004	$4,575,671	$—	$4,575,671

As of December 31, 2004, $0.9 million of the $4.6 million balance is recorded in accrued liabilities and $3.7 million is recorded in other long-term liabilities.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2003 and 2004:

	2003	2004	Estimated Useful Life
Telecommunications equipment and software	$38,555,975	$48,839,736	5 to 7 years
Furniture and fixtures	3,421,433	4,527,946	5 to 7 years
Leasehold improvements	8,098,384	8,115,845	Shorter of term of lease or useful life

	50,075,792	61,483,527
Less accumulated depreciation and amortization	(28,002,888)	(36,794,474)

Property and equipment, net	$22,072,904	$24,689,053

Property and equipment, net, includes equipment under capital leases of $4,659,918 and $3,657,952 (net of accumulated depreciation of $2,117,774 and $3,273,160) at December 31, 2003 and 2004, respectively.

In 2003, the Company sold certain fixed assets to an equipment finance company who leased these assets back to the Company. This lease is recorded as a capital lease and the Company realized an approximate $0.2 million loss on the sale in 2003.

4.	STOCKHOLDER LOANS

In 2000, the Company issued loans receivable in connection with the exercise of options to two principal stockholders which each bore interest at 8% per annum and were due on the earlier of (i) the third anniversary date of the note, or (ii) 60 days following the termination of the stockholder’s employment agreement with the

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company. In 2001, the Company issued a loan to a principal stockholder which bore interest at 6.5% per annum and was due on the earlier of (i) the fifth anniversary date of the note or (ii) a date subsequent to certain triggering events (as described in the promissory note). In 2002, the Company issued a loan in the amount of $74,207 to a principal stockholder which bore interest at 4.75% per annum and was due on the earlier of (i) the fourth anniversary date of the note or (ii) a date subsequent to certain triggering events (as described in the promissory note). These loans were secured by shares issued to these stockholders. In 2002, two of the aforementioned loans totaling approximately $141,000 were forgiven and charged to general & administrative expense.

During July 2004, each of the outstanding stockholder loans was repaid in full. The total amount of the loans repaid was approximately $1.3 million including principal and accrued interest until the day of repayment. The loans were repaid through the surrender of 68,673 shares of common stock held by the stockholders, which was determined to be fair value.

5.	INDEBTEDNESS

Indebtedness consisted of the following at December 31, 2003 and 2004:

	2003	2004
Orix Loan	$5,541,665	$—
GECC Loan	2,390,252	1,675,979
Silicon Valley Bank Loan	5,000,000	—

	12,931,917	1,675,979
Less current portion	(4,214,277)	(765,658)

Loan payable—long term	$8,717,640	$910,321

Orix Loan During January 2002, the Company borrowed approximately $7,000,000 from Orix Merchant Banking LLC (“Orix”). This loan was governed by a Loan and Security Agreement between the Company and Orix (the “Orix Loan Agreement”). Under the terms of the Orix Loan Agreement, borrowings by the Company bore interest at the prime rate plus a margin (this rate was approximately 8.5% per annum for 2002 and 2003). The loan was secured by substantially all of the assets of the Company. As part of this borrowing, the lender also received warrants to purchase 3,250,000 shares of Series E Preferred Stock of the Company at $0.31205 per share. These warrants were exercised in December 2004. The warrants were valued at $292,500 based on an estimate made using the Black-Scholes Option Pricing Model. These warrants were recorded as deferred financing costs, which were being amortized over the term of the related debt using the effective interest method.

The Orix Loan Agreement was amended in February 2003. As part of the amendment, the lender received warrants to purchase 750,000 shares of Series E Preferred Stock of the Company at $0.31205 per share and 46,875 shares of Common Stock of the Company at $0.16 per share. The warrants are exercisable at any time prior to February 25, 2010. The warrants were valued at $105,000 based on an estimate made using the Black-Scholes Option Pricing Model. These warrants were recorded as deferred financing costs, which were being amortized over the term of the related debt. During May 2004, the Company repaid all amounts outstanding under the Orix Agreement.

GECC Loan Under the terms of the agreement, borrowings by the Company bear interest at 7% per annum and are payable in monthly payments of approximately $72,000 with the final scheduled payment due in January 2007.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Silicon Valley Bank Loan The Company entered into an Agreement with Silicon Valley Bank (“SVB”) whereby SVB provides the Company with receivables financing on certain of the Company’s trade accounts receivables of up to $25 million (the “SVB Agreement”). Interest is accrued on the daily outstanding loan balance at a rate equal to the prime rate (5.25% at December 31, 2004). This agreement contains a financial covenant requiring the Company to maintain a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) among other matters. For the year ended December 31, 2004, the Company was in compliance with all covenants under this loan agreement. As of December 31, 2004, the full $25.0 million was available to the Company as no amounts were outstanding under this facility.

The aggregate repayments required per the respective loan agreements are:

Year ending December 31:
2005	$765,658
2006	820,587
2007	89,734

$1,675,979

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2003	2004
Compensation and related benefits	$1,094,283	$1,331,898
Security deposits from Members	1,084,773	1,682,206
Rent	1,039,971	967,046
Prepayments from Members	1,058,833	2,277,158
Value added tax	362,234	728,331
Professional fees	393,786	520,381
Litigation settlement	—	500,000
Capital expenditures	670,359	227,929
Other	773,756	1,210,298

	$6,477,995	$9,445,247

7.	PREFERRED STOCK

The holders of shares of each class of preferred stock (other than Series A-1 preferred Stock) were entitled to a cumulative dividend at a rate of 8% per annum; dividends on Series A-1 preferred stock were non-cumulative.

On April 15, 1999, the Company issued, in a private placement, an aggregate of 5,124,985 shares of Series A-1 preferred stock at an aggregate price of $6,000,000. The Series A-1 shares were redeemable at the option of the holders upon or after the earlier of (i) the closing of the Company’s qualified public offering or (ii) May 30, 2006. Series A-1 shares were also convertible into two shares of common stock, which were subject to adjustment, at any time at the option of the holder and were automatically convertible into shares of common stock upon a qualified public offering. The conversion price was subject to an antidilution adjustment per the Company’s articles of incorporation.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 30, 1999, the Company issued in a private placement 1,259,659 shares of Series A-2 preferred stock at an aggregate price of $2,350,000. In connection with the preferred stock issuance, the Company issued warrants to purchase 96,520 of the Company’s common stock at $0.40 per share. On November 24, 1999, the Company entered into a restructuring agreement with the Series A-2 stockholders, according to which the Company repurchased the aforementioned securities. Under the restructuring agreement, the Company issued the A-2 stockholders warrants to purchase 23,116 shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants were exercised in November 2004. The fair value of such warrants was included in the evaluation of the overall value of the transaction and deemed to be insignificant.

On November 24, 1999, the Company issued 11,980,561 shares of Series B preferred stock and 11,980,562 shares of Series C preferred stock at an aggregate price of $30,449,796. The Series B and Series C shares were redeemable at the option of the holders upon or after the earlier of (i) the closing of a qualified public offering or (ii) May 30, 2006; the Series B shares were also redeemable at the Company’s option at any time upon or after a qualified public offering. Series C shares were also convertible into 0.125 shares of common stock, which was subject to adjustment, at any time at the option of the holder and were automatically convertible into shares of common stock upon a qualified public offering. The conversion price of the Series C preferred stock was subject to an antidilution adjustment per the Company’s certificate of incorporation.

On March 7, 2000, the Company issued 2,120,228 shares of Series D preferred stock for an aggregate price of approximately $41.0 million. Series D shares were convertible into 0.125 shares of common stock, which was subject to adjustment, at any time after the date of issuance at the option of the holder and were automatically convertible into shares of common stock upon a qualified public offering. The conversion price of the Series D preferred stock is subject to an antidilution adjustment per the Company’s articles of incorporation. The Series D preferred stock was classified in the Stockholders’ Deficit section of the accompanying consolidated balance sheet at December 31, 2003 because, unlike the other classes of preferred stock, the Series D did not have a mandatory redemption provision.

On July 3, 2001, the Company issued 117,295,611 shares of Series E preferred stock for an aggregate price of approximately $36.6 million. Each Series E share was convertible into 0.0625 shares of common stock, which was subject to adjustment, at any time at the option of the holder and were automatically convertible into shares of common stock upon a qualified public offering. As part of this issuance of Series E preferred stock, the Company amended its certificate of incorporation to provide that any dividend accrued for each class of preferred stock on or prior to July 3, 2001 was payable in cash and any dividend accrued after July 3, 2001 was payable in cash or in additional shares of preferred stock at the sole discretion of each holder of preferred stock.

Holders of Series A-1 preferred stock, Series B preferred stock, Series C preferred stock and Series D preferred stock were eligible to exchange their shares in preferred stock for Series A-2 preferred stock, Series B-1 preferred stock, Series C-1 preferred stock and Series D-1 preferred stock, respectively if they participated in the Series E preferred stock issuance. Holders of 2,070,545 shares of Series B preferred stock and Series C preferred stock exchanged such shares for an equivalent number of shares of Series B-1 preferred stock and Series C-1 preferred stock. Holders of 923,964 shares of Series D preferred stock exchanged such shares for 57,234,620 shares of Series D-1 preferred stock. Each Series D-1 share was convertible into 0.0625 shares of common stock, which was subject to adjustment, at any time after the date of issuance at the option of the holder and were automatically convertible into shares of common stock upon a qualified public offering. The conversion price was subject to an antidilution adjustment per the Company’s articles of incorporation. The Series D-1 preferred stock is classified in the Stockholders’ Deficit section of the accompanying consolidated balance sheet at December 31, 2003 because, unlike the other classes of preferred stock, this class does not have a mandatory redemption provision.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the issuance of Series E preferred stock, certain investors in Series E preferred stock received 1,800,000 warrants to purchase Series E preferred stock for $0.31205 per share. The warrants are exercisable at any time prior to February 12, 2006. The fair market value of the warrants on the date of issuance was $414,000, which was based on an estimate made using the Black-Scholes Option Pricing Model. This amount was recorded as a reduction of the carrying amount of the Series E preferred stock and was being accreted through a charge to additional paid-in capital over three years, using the effective interest method.

On May 30, 2003, the Company issued 32,046,146 shares of Series E-1 preferred stock for an aggregate price of approximately $10.0 million. Each Series E-1 share was convertible into 0.0625 shares of common stock, which was subject to adjustment, at any time at the option of the holder and was automatically convertible into 0.0625 shares of common stock upon a qualified public offering. The conversion price was subject to an antidilution adjustment per the Company’s certificate of incorporation. As part of this issuance of Series E-1 preferred stock, the Company amended its certificate of incorporation to provide that all accrued but unpaid dividends for all classes and series of preferred stock shall be cancelled upon the consummation of a firm commitment underwritten public offering of common stock yielding gross proceeds to the Corporation of not less than $25 million and based on a valuation of the Corporation immediately prior to such offering of not less than $255 million.

All of the Series A-1 preferred stock, Series C preferred stock, Series C-1 preferred stock, Series D preferred stock, Series D-1 preferred stock, Series E preferred stock and Series E-1 preferred stock were automatically converted into 16,991,134 shares of common stock upon the completion of the Company’s initial public offering in December 2004. The Company redeemed all of the outstanding Series B and Series B-1 shares in December 2004 for $15.2 million. Upon this redemption, the Company recorded a gain of approximately $7.2 million which is recorded in other income (expense), net.

The following table illustrates the activity for each series of redeemable preferred stock through December 31, 2004:

	Series A-1	Series B and B-1	Series C and C-1	Series E and E-1
Issued, net of issuance costs	$5,770,850	$15,043,574	$15,043,574	$33,954,643
Accretion: Amortization of issuance costs	110,885	76,305	76,305	355,873
Amounts accrued for dividends in 2001 and prior	1,301,918	2,677,436	2,677,435	1,452,035

Balance, December 31, 2001	7,183,653	17,797,315	17,797,314	35,762,551
Accretion: Amortization of issuance costs	40,838	36,265	36,265	869,386
Amounts accrued for dividends in 2002	480,000	1,432,187	1,432,188	3,044,300

Balance, December 31, 2002	7,704,491	19,265,767	19,265,767	39,676,237
Issued, net of issuance costs	—		—	9,884,176
Accretion: Amortization of issuance costs	28,784	25,561	25,561	595,258
Amounts accrued for dividends in 2003	480,000	1,546,762	1,546,762	3,756,885

Balance, December 31, 2003	8,213,275	20,838,090	20,838,090	53,912,556
Reclassification to liabilities	—	(20,838,090)	—	—
Accretion: Amortization of issuance costs	19,223	—	17,069	373,870
Amounts accrued for dividends in 2004	461,588	—	1,593,506	4,213,285
Automatic Conversion to common stock	(8,694,086)	—	(22,448,665)	(58,499,711)

Balance, December 31, 2004	$—	$—	$—	$—

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	STOCKHOLDERS’ EQUITY AND INITIAL PUBLIC OFFERING

In November 2004, the Board of Directors approved a 16-for-1 reverse stock split related to the Company’s common stock. All share, per share and stock option data was restated in order to reflect such split retroactively.

On May 29, 2003, the Company amended its certificate of incorporation to increase the amount of authorized common stock, par value $.001 per share, from 440,000,000 to 518,000,000 shares. In addition, the Company is authorized to issue 360,000,000 shares of preferred stock, par value $.001 per share. Of these shares of preferred stock, the Company designated 15,000,000 shares as Series A-1 preferred stock, 38,000,000 shares as Series B preferred stock, 8,000,000 shares as Series B-1 preferred stock, 38,000,000 shares as Series C preferred stock, 8,000,000 shares as Series C-1 preferred stock, 8,000,000 shares as Series D preferred stock, 58,000,000 shares as Series D-1 preferred stock, 124,000,000 shares as Series E preferred stock, and 43,000,000 shares as Series E-1 preferred stock. The amendment also allows for the Board of Directors to designate the remaining undesignated preferred stock in any manner it may determine.

On December 16, 2004, the Company sold 4,233,849 shares of common stock in its initial public offering at an offering price of $17.50 per share. The net proceeds of the IPO were $66.6 million after deducting underwriting discounts, commissions and offering expenses.

As of December 31, 2004, 2,024,298 shares of common stock are reserved for stock options granted and 165,276 shares are reserved for warrants to purchase common stock.

9.	STOCK COMPENSATION

The Company has established a stock incentive plan (the “Plan”) which provides the granting of options to purchase 1,300,000 shares of common stock to officers, employees, directors, and consultants of the Company. As of December 31, 2004, options to purchase 1,300,000 shares of common stock were available for future grants. The Company applies APB No. 25 and related interpretations in accounting for its Plan.

A summary of the Company’s stock options activity (including options granted outside the Plan to non-employees) during 2002, 2003 and 2004 is presented below:

	2002	Weighted Average Exercise Price	2003	Weighted Average Exercise Price	2004	Weighted Average Exercise Price
Outstanding, at beginning of year	1,679,859	$0.32	1,743,141	$0.32	1,752,041	$0.48
Granted	648,937	0.16	175,354	2.40	919,958	14.56
Exercised	(481,575)	(0.16)	(82,142)	(0.16)	(598,660)	(0.32)
Forfeited	(104,080)	(0.16)	(84,312)	(0.32)	(49,041)	(2.56)

Outstanding, at end of year	1,743,141	0.32	1,752,041	0.48	2,024,298	6.88

Options exercisable at year-end	503,216	0.48	866,500	0.34	695,778	0.80

Weighted average grant date fair value of options granted during the year	$0.00		$2.56		$14.66

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2004:

Exercise Price	Number Outstanding	Weighted Average Years Remaining on Contractual Life	Number Exercisable
$0.160	943,572	7.2	585,897
$0.880	21,993	4.6	23,701
$1.824	69,807	8.4	25,928
$2.032	21,914	5.0	20,206
$3.808	32,537	8.6	10,282
$5.79	21,563	8.9	6,107
$8.32	176,599	9.1	5,371
$15.04	486,563	9.9	12,598
$18.59	246,875	9.6	2,813
$80.00	375	5.1	375
$91.36	2,500	5.6	2,500

	2,024,298		695,778

10.	INCOME TAXES

The Company files its federal income tax returns on a consolidated basis and has selected December 31 as its income tax reporting year-end.

No tax benefit has been recorded on the Company’s net loss because it is not more likely than not to be recognized.

The reconciliation of income taxes from continuing operations computed at U.S. federal statutory rates to income tax expense is as follows:

	2002	2003	2004
Tax (benefit) at federal statutory rate (35%)	(11,999,255)	(1,607)	2,752,625
Losses with no benefit (utilization of NOLs)	11,999,255	1,607	(2,752,625)

Total Tax	$—	$—	$—

The components of net income (loss) are as follows:
	2002	2003	2004
Net income (loss)-U.S.	$(33,997,688)	$(58,337)	$7,310,191
Net income (loss)-international	(285,897)	53,746	554,451

	$(34,283,585)	$(4,591)	$7,864,642

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the deferred tax assets and liabilities at December 31, 2004 are as follows:

	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$37,372,829	$37,899,014
Impairments	6,949,153	6,949,153
Accrued Rent	3,096,565	2,843,473
Deferred Income	991,505	1,139,299
Other	266,400	525,458

Deferred tax asset	48,676,452	49,356,397
Deferred tax liabilities:
Depreciation	(5,227,267)	(6,618,840)

Deferred tax liability	(5,227,267)	(6,618,840)
Valuation allowance	(43,449,185)	(42,737,557)

Net Deferred Tax Asset/(Liability)	$—	$—

A full valuation allowance in the amount of $43.4 and $42.7 million at December 31, 2003 and 2004, respectively, has been recorded against net deferred tax assets since the Company has no assurance of realizing those assets.

At December 31, 2004, the Company had net operating loss carryforwards of approximately $91.5 million for U.S. federal income tax purposes that expire on various dates between 2015 and 2024. The availability of the NOL carryforwards to offset future taxable income is subject to annual limitations imposed by IRS Code Section 382 as a result of an ownership change. To the extent an annual NOL limitation is not used, it accumulates and carries forward to future years.

11.	401(k) PLAN

Prior to January 2002, the Company sponsored a 401(k) Plan (the “Old 401(k) Plan”), a defined contribution plan. The Company contributions under the Old 401(k) Plan were computed at 10% of an employee’s gross compensation subject to certain limits. In January 2002, the Company entered into an agreement with Administaff Companies, Inc. (“Administaff”) whereby Administaff acts as an off-site, full service human resource department and provides personnel management services by entering into a co-employment relationship with the Company’s employees. In January 2002, the Old 401(k) plan was frozen and the Company’s employees became eligible to contribute into the Administaff 401(k) Plan (the “New 401(k) Plan). The Company contributions under the New 401(k) Plan are computed at 6% of an employee’s eligible compensation subject to certain limits. Contributions into both plans in 2002, 2003 and 2004 were approximately $84,000, $45,000 and $211,000 respectively. These contributions were recorded as expense for each year in the consolidated statements of operations and comprehensive loss.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In April, 2004, Nortel Networks, Inc. filed a complaint in the United States District Court for the Eastern District of Virginia, Alexandria Division, alleging that we have infringed copyrights held by Nortel, misappropriated Nortel trade secrets and breached certain contractual obligations related to our purchase of hardware, services and licensed software from Nortel. In particular, the complaint alleges that we failed to purchase certain telecommunication switches and/or hardware from or certified by Nortel, in order to use Nortel copyrighted and proprietary software at our Los Angeles, London, and New York EDPs. The complaint sought injunctive relief restraining us from use of Nortel software, actual and exemplary damages and attorneys fees and costs estimated in the letter which total approximately $6.0 million plus certain software fees. On November 5, 2004, we settled the dispute with Nortel. Our settlement agreement with Nortel includes a mutual release and an agreement by both parties to dismiss all outstanding claims. We paid Nortel $850,000 in 2004 as per the terms of the settlement agreement. Nortel also agreed to license us software for our use of Nortel switches in our New York, Los Angeles and London EDPs.

On December 20, 2002, Robert A. Marmon, a common stockholder, brought a proceeding against us in the Court of Chancery of the State of Delaware pursuant to Section 220 of the Delaware General Corporation Law to compel the inspection of our stock ledger, books and records. Marmon’s stated purposes in seeking such inspection were to value his shares of our common stock and to investigate, among other alleged misconduct, allegations being made by Marmon of possible mismanagement and alleged breaches of fiduciary duty at Arbinet. On July 9, 2003, the Court of Chancery ruled that Marmon was entitled to inspect our stock ledger, books and records for the limited purpose of valuing his shares of our common stock. We signed a protective order with Marmon and produced certain information to Marmon in accordance with the Court’s July 9 ruling. On March 11, 2004, the Court of Chancery ordered production of all documents reflecting representations made to potential investors in connection with certain of our equity financings. On April 28, 2004, the Court of Chancery granted Marmon the right to inspect our books and records with respect to specifically enumerated document categories. We provided Marmon with certain books and records as directed by the Court of Chancery. On June 30, 2004, Marmon filed a petition in the 220 proceeding seeking recovery of his attorneys’ fees and litigation expenses incurred in that proceeding. In addition, Marmon had threatened litigation against us and certain members of our board of directors allegedly on behalf of himself and three other common stockholders of Arbinet. Marmon alleged, among other misconduct, breach of fiduciary duty in connection with certain of our financings and misconduct in connection with the prior settlement of a dispute with Marmon and three other common stockholders. On November 17, 2004, we settled the dispute with Marmon and three common stockholders on behalf of us and certain of our current and former directors and officers. The settlement agreement includes a mutual release as of the date of the settlement agreement of all existing and potential claims by Marmon and the other three stockholders, including claims against us or our former or current directors and officers, in exchange for the issuance by Arbinet of a total of 156,250 shares of our common stock to Marmon and the three other stockholders and certain of their affiliates. The issuance of shares as a result of this settlement was approved by the holders of our preferred stock.

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group, or collectively the Debtors, filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855,000. The Debtors claim that such payments were a preferential payment under the

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued while the Debtors sort out their administrative problems. In September 2004, the Debtors have confirmed a Plan of Liquidation which created a trust to proceed with liquidating avoidance actions.

On May 27, 2003, we received a demand letter from counsel for Octane Capital Management and its affiliate, Octane Capital Fund I, L.P., or collectively Octane, demanding the right to purchase up to $2.8 million of our shares of series E preferred stock on the same terms as originally set forth in a Securities Purchase Agreement dated as of July 3, 2001. Additionally, the letter demanded the right to convert Octane’s investment in shares of our series D preferred stock into shares of series D-1 preferred stock pursuant to the terms of such purchase agreement. The Octane demand letter also alleged violations of Octane’s rights under a Second Amended and Restated Investors’ Rights Agreement dated as of March 7, 2000, or the Investors’ Rights Agreement, including, among other allegations, the allegation that Octane did not receive proper advance notice of the complete terms of our series E preferred stock offering. On May 28, 2003, we sent notice to all stockholders, including Octane, indicating our plan to defend against these claims.

On September 1, 2004, after no contact with us for over a year, Octane contacted our representatives to renew its demand against us. We responded to Octane’s demand, denying all allegations of wrongdoing.

On December 10, 2004, we received a complaint filed that day by Octane and Amerindo Technology Growth Fund II Inc., or ATGF, another investor of the Company, in the United States District Court for the Southern District of New York, entitled Octane Capital Fund, L.L.P. et al. v. Arbinet-thexchange, Inc., Civil Action No. 04-CV-9759 (KMW). Octane and ATGF filed an amended complaint with the court on December 13, 2004, amending and replacing the December 10, 2004 complaint. The amended complaint alleges, among other things, that we breached terms of the Investors’ Rights Agreement by failing to give Octane and ATGF proper advance notice of the complete terms of our series E preferred stock offering. The amended complaint seeks money damages for both Octane and ATGF for the alleged breach of contract. On February 11, 2005, we filed our answer to the amended complaint, denying all liability, and filed counterclaims against Octane and ATGF for, among other claims, breach of the Investors’ Rights Agreement in connection with their conduct seeking additional shares of stock and other relief.

It is our position that Octane waived the right to participate in the Series E Financing and to receive notice from us relating to such offering, and that, in addition, sufficient notice was provided to Octane and ATGF. Prior to the Series E Financing, we received notice from a representative of Octane indicating that Octane was planning not to exercise its rights to participate in the Series E Financing due to its capital constraints. In such notice, Octane did not reference that any potential terms would impact its decision not to participate in the Series E Financing. We believe, however, that sufficient notice of the terms of the Series E Financing was given to Octane and ATGF. In that regard, on June 15, 2001, we sent Octane and ATGF, along with other potential investors, notice of the general terms of the Series E Financing. Consistent with its earlier notice informing us that it did not intend to participate in the Series E Financing, Octane did not respond to this notice and contends that there was no waiver. ATGF did not indicate an interest in participating in the Series E Financing under the terms of the June 15, 2001 notice. The June 15, 2001 notice included a statement that we might change the pre-investment capitalization in order to incent previous investors to purchase series E preferred stock. However, Octane and ATGF allege that the notice was insufficient because it failed to disclose different and more

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

favorable terms ultimately included in the Securities Purchase Agreement dated July 3, 2001. We intend to defend vigorously against the claims in the amended complaint. There can be no assurance that an adverse result in this litigation will not have a material adverse effect on the Company or its financial position.

On December 13, 2004, we received a letter from legal counsel to Zarick Schwartz and his company, ATOS, with respect to his alleged intellectual property rights relating to telecommunications operating system technology. Among other matters, Mr. Schwartz and ATOS claimed that Mr. Schwartz is the sole inventor of technology that was subsequently claimed by Arbinet as the subject matter of certain of our patents. Arbinet denies all of the allegations. On December 14, 2004, we reached an agreement with Mr. Schwartz and ATOS to submit this dispute to binding arbitration. The parties have agreed that in the event the arbitrator determines that Mr. Schwartz is in fact the sole inventor of the subject matter claimed in at least one of Arbinet’s patents listed in the December 13, 2004 letter, and the operation of Arbinet’s business comes within the scope of such claim, then Arbinet shall pay Mr. Schwartz or ATOS an aggregate of $1.5 million over five years. In the event the arbitrator determines that Mr. Schwartz is not the sole inventor of the subject matter of any of the listed Arbinet patents, then Arbinet shall pay Mr. Schwartz or ATOS an aggregate of $500,000. Mr. Schwartz released all other claims against Arbinet, other than the inventorship claims to be arbitrated in the binding arbitration. Mr. Schwartz has agreed to assign any and all of his rights in the Arbinet patents, if it is determined that he has any rights, to Arbinet, and Mr. Schwartz will cooperate in executing any documents needed to perfect Arbinet’s interests in its patents worldwide. Each of the parties shall bear its own costs and expenses, including legal fees. Arbinet intends to vigorously defend itself during the arbitration to ensure that inventorship is properly determined.

Operating Leases

The Company leases office facilities and certain equipment under operating leases expiring through 2015. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. In addition, certain lease agreements contain renewal options and rent escalation clauses. Aggregate future minimum rental payments are:

Year ending December 31:
2005	$3,793,000
2006	3,879,000
2007	3,946,000
2008	3,576,000
2009	3,491,000
Thereafter	7,904,000

$26,589,000

Rent expense for the years ended December 31, 2002, 2003 and 2004, was approximately $4,471,000, and $2,557,000 and $3,026,000, respectively. In 2002, the Company received $2 million from the landlord of its London leasehold. The landlord paid this amount for the right to terminate the lease at an earlier date than stated in the lease. The Company has recognized approximately $616,000, $923,000 and $461,000 of this amount for the years ended December 31, 2002, 2003 and 2004 as a reduction of rent expense. Approximately $2.5 million and $2.4 million of security deposits as of December 31, 2003 and 2004, respectively, represent collateral for the landlords under various leases.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Leases

The Company leases certain equipment under capital leases which expire at various dates through 2008. Borrowings under capital leases bear interest at various interest rates ranging from 9.53% to 18.55% per annum. The minimum future lease obligations as of December 31, 2004, under these noncancelable capital leases are approximately as follows:

Year ending December 31,
2005	$1,296,194
2006	814,388
2007	21,627
2008	6,930

2,139,139
Less amounts representing interest	(171,914)

Present value of minimum lease payments	1,967,225
Less current portion	(1,158,365)

Long-term obligations under capital leases	$808,860

In May 2002, the Company entered into a capital lease with a financial institution. As part of this borrowing, the lender also received warrants to purchase 346,098 shares of Series E Preferred Stock of the Company at an exercise price of $0.31205 per share. The warrants are exercisable at any time prior to April 16, 2012. The warrants were valued at $31,000, based on an estimate made using the Black-Scholes Option Pricing Model and recorded as deferred financing costs recognized over the life of the lease.

In June 2003, the Company entered into another capital lease with a financial institution. As part of this borrowing, the lender also received warrants to purchase 368,531 shares of Series E Preferred Stock of the Company at an exercise price of $0.31205 per share. The warrants are exercisable at any time prior to June 6, 2013. The warrants were valued at $37,000 based on an estimate made using the Black-Scholes Option Pricing Model and recorded as deferred financing costs recognized over the life of the lease.

Employment Agreements

The Company has several employment agreements with officers of the Company. The agreements provide for an annual base compensation and the issuance of stock options. These stock options were granted at fair market value. These agreements generally contain provisions for severance payouts in the event of termination of employment of the officers.

13.	AGREEMENTS WITH RELATED PARTIES

The Company had an employment agreement with a principal stockholder that expired in December 2002. The agreement provided for annual base compensation of $80,000. On April 14, 1999, the Company issued to a principal stockholder options to purchase 330,945 of the Company’s common stock at a price of $0.08 per share. The options and any underlying shares are subject to a right of repurchase by the Company upon termination of the employment agreement. Such repurchase right lapses at the rate of 1/36th per month. These options were exercised in December 1999. In conjunction with the issuance of the shares, the Company recorded deferred compensation of $646,005 in accordance with APB No. 25. The Company recorded amortization of deferred compensation of $53,834 in 2002. The deferred compensation was fully amortized by December 31, 2002.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	ACQUISITION OF CERTAIN ASSETS OF BAND-X LIMITED

On September 24, 2004, the Company, through its wholly-owned subsidiary, Arbinet-thexchange Limited, acquired certain assets used in operating Band-X Limited’s IP Trading Exchange business (and the business of providing related IP services) (the “Band-X Acquisition”) with operations in New York, London and Edinburgh. The purchase price was $4 million subject to certain working capital adjustments. In addition, the Company incurred approximately $160,000 of direct transaction costs related to the acquisition.

The results of operations of this business and the estimated fair market values of the acquired assets have been included in the consolidated financial statements from the date of the acquisition. The components of the aggregate costs of the transaction are as follows:

Cash	$4,000,000
Transaction costs	266,528

$4,266,528

The purchase price for the Band-X Acquisition was allocated to assets acquired based on their estimated fair values determined by management with the assistance of a third-party appraiser as follows:

		Estimated Amortizable Life
Total tangible assets	$400,000	N/A
Existing customer relationships	1,700,000	10 years
Existing technology	130,000	2 years
Other intangibles	100,000	3 years
Goodwill	1,936,528	N/A

Total purchase price and transaction costs	$4,266,528

The following unaudited pro forma consolidated results of operations reflects the results of operations for the years ended December 31, 2003 and 2004 as if the Band-X Acquisition had occurred on January 1 of the applicable year of acquisition and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the Band-X Acquisition actually taken place on January 1 of the applicable year and may not be indicative of future operating results (in thousands, except per share data).

	Year Ended December 31, 2003	Year Ended December 31, 2004
	(Unaudited)	(Unaudited)
Total revenues	$408,857	$523,842

Net income (loss)	$(1,834)	$7,731

Basic net income (loss) per share	$(0.10)	$0.39

Diluted net income (loss) per share	$(0.10)	$0.35

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	QUARTERLY INFORMATION (UNAUDITED)

Year ended December 31, 2004:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Revenues	$117,897,070	$127,349,021	$129,007,661	$145,711,962	$519,965,714
Income (loss) from operations	1,633,488	1,561,213	1,371,802	(914,802)	3,651,701
Net income (loss)	835,775	617,523	417,478	5,993,866	7,864,642
Earnings (loss) per share:
Basic	$(0.41)	$(0.42)	$(0.52)	$0.72	$0.35
Diluted	$(0.41)	$(0.42)	$(0.52)	$0.54	$0.21

Year ended December 31, 2003:
Total Revenues	$9,0641,878	$103,842,884	$103,051,364	$106,412,145	$403,948,271
Income (loss) from operations	(390,555)	(110,519)	476,844	1,613,869	1,589,639
Net income (loss)	(882,862)	(475,623)	22,608	1,331,286	(4,591)
Earnings (loss) per share:
Basic	$(1.41)	$(1.24)	$(1.09)	$(0.28)	$(4.13)
Diluted	$(1.41)	$(1.24)	$(1.09)	$(0.28)	$(4.13)

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2004, 2003 and 2002

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2004:
Allowance for Doubtful Accounts	$357,274	$748,148	$(205,520)	$899,902

Year ended December 31, 2003:
Allowance for Doubtful Accounts	$298,021	$1,292,179	$(1,232,926)	$357,274

Year ended December 31, 2002:
Allowance for Doubtful Accounts	$1,394,053	$3,763,151	$(4,859,183)	$298,021