Form 10-Q
period 2005-03-31
ARBINET THEXCHANGE INC
filed 2005-05-16
CIK 1136655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File Number 0-51063

ARBINET-THEXCHANGE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3930916
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Albany Street, Tower II, New Brunswick, NJ	08901
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (732) 509-9100

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No:  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐     No:  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of April 30, 2005:

Class	Number of Shares
Common Stock, par value $0.001 per share	24,611,428

ARBINET-THEXCHANGE, INC.

- i -

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	March 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$53,532,660	$40,307,528
Marketable securities	—	14,198,000
Trade accounts receivable (net of allowances of $900,000 and $800,000 at December 31, 2004 and March 31, 2005, respectively)	27,351,810	27,804,182
Other current assets	2,369,746	1,873,032

Total current assets	83,254,216	84,182,742
Property and equipment, net	24,689,053	24,417,272
Intangible assets, net	1,862,772	1,769,782
Goodwill	2,170,236	2,089,045
Other assets	2,890,663	2,841,411

Total Assets	$114,866,940	$115,300,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Loan payable and capital lease obligations-current portion	$1,924,023	$1,886,705
Accounts payable	15,645,826	15,927,364
Deferred revenue	4,314,006	5,070,151
Accrued expenses and other current liabilities	9,445,247	8,223,225

Total current liabilities	31,329,102	31,107,445
Loan payable and capital lease obligations—long-term	1,719,181	1,257,485
Other long-term liabilities	6,580,791	6,313,598

Total Liabilities	39,629,074	38,678,528

Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 24,584,574 and 24,604,665 shares issued, respectively	24,584	24,605
Additional paid-in capital	176,073,297	176,341,610
Treasury stock, 68,673 shares	(1,274,549)	(1,274,549)
Deferred compensation	(160,707)	(394,028)
Accumulated other comprehensive loss	(350,571)	(296,338)
Accumulated deficit	(99,074,188)	(97,779,576)

Total Stockholders’ Equity	75,237,866	76,621,724

Total Liabilities and Stockholders’ Equity	$114,866,940	$115,300,252

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

	March 31,
	2004	2005
Trading revenues	$107,776,141	$124,432,314
Fee revenues	10,120,929	12,310,432

Total revenues	117,897,070	136,742,746
Cost of trading revenues	107,743,571	124,232,807

	10,153,499	12,509,939
Costs and expenses
Operations and development	3,033,633	3,627,991
Sales and marketing	1,274,686	1,757,643
General and administrative	2,162,012	2,816,483
Depreciation and amortization	2,049,680	2,532,126

Total costs and expenses	8,520,011	10,734,243

Income from operations	1,633,488	1,775,696
Interest income	71,109	302,927
Interest expense (including $417,510 and –0- of interest on redeemable preferred stock for the three months ended March 31, 2004 and 2005, respectively)	(797,335)	(143,893)
Other income (expense), net	(71,487)	(548,636)

Income before income taxes	835,775	1,386,094
Provision for income taxes	—	91,482

Net income	835,775	1,294,612
Preferred stock dividends and accretion	(1,690,542)	—

Net income (loss) attributable to common stockholders	$(854,767)	$1,294,612

Basic net income (loss) per share	$(0.41)	$0.05

Diluted net income (loss) per share	$(0.41)	$0.05

Shares used in computing basic net income (loss) per share	2,092,061	24,429,386

Shares used in computing diluted net income (loss) per share	2,092,061	26,111,278

Pro forma diluted net income per share	$0.04

Pro forma shares used to compute diluted net income per share	21,434,532

Other comprehensive income (loss):
Foreign currency translation adjustment	(142,211)	54,233

Comprehensive (loss) income	$(996,978)	$1,348,845

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

	March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$835,775	$1,294,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,049,680	2,532,126
Amortization of deferred compensation	20,950	31,054
Non-cash interest on redeemable preferred stock	417,510	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	321,450	(652,103)
Other assets	422,980	896,413
Accounts payable	2,673,360	305,112
Deferred revenue, accrued expenses and other current liabilities	(665,766)	(394,660)
Other long-term liabilities	(255,063)	(267,193)

Net cash provided by operating activities	5,820,876	3,745,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(794,558)	(2,227,737)
Purchases of marketable securities	—	(14,198,000)

Net cash used in investing activities	(794,558)	(16,425,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of indebtedness, net	(4,799,126)	(186,825)
Issuance of common stock	7,989	3,959
Loans made to stockholders, net of repayments	119,976	—
Net payments on obligations under capital leases	(761,793)	(312,189)

Net cash used in financing activities	(5,432,954)	(495,055)

Effect of foreign exchange rate changes on cash	27,451	(49,701)

Net (decrease) increase in cash and cash equivalents	(379,185)	(13,225,132)

Cash and cash equivalents, beginning of year	17,147,245	53,532,660

Cash and cash equivalents, end of period	$16,768,060	$40,307,528

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Arbinet and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Reclassifications

Certain amounts in the comparative periods have been reclassified to conform to the current period’s presentation.

Effects of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company had elected to follow the disclosure only provisions of Statement No. 123 and, accordingly, continues to account for share based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense is only disclosed in the footnotes to the financial statements. The Company will be required to adopt Statement No. 123(R) no later than the quarter beginning January 1, 2006. Since the Company is currently in the process of evaluating the option valuation methods and adoption transition alternatives available under Statement 123(R), it has not yet determined the impact Statement 123(R) will have on its consolidated results of operations, financial position and cash flows.

2. STOCK BASED COMPENSATION

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

	March 31,
	2004	2005
Net income (loss) attributable to common stockholders, as reported	$(854,767)	$1,294,612
Add: Stock-based compensation expense as reported	20,950	31,054
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(24,983)	(669,165)

Pro forma net income (loss)	$(858,800)	$656,501

Income (loss) per share:
Basic — as reported	$(0.41)	$0.05

Diluted — as reported	$(0.41)	$0.05

Basic — pro forma	$(0.41)	$0.03

Diluted — pro forma	$(0.41)	$0.03

The fair market value of each option grant for all years presented has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	March 31,
	2004	2005
Expected option lives	4 years	4 years
Risk-free interest rates	2.48%	3.43%
Expected volatility	35.1%	37.4%
Dividend yield	0%	0%

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

The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common share equivalent shares outstanding:

	March 31,
	2004	2005
Basic number of common shares outstanding	2,092,061	24,429,386
Dilutive effect of stock options and warrants	—	1,681,892

Dilutive number of common and common share equivalents	2,092,061	26,111,278

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been antidilutive:

	March 31, 2004	March 31, 2005
Redeemable convertible preferred stock	16,991,134	—
Stock options	1,872,756	694,225
Preferred stock warrants	407,164	—
Common stock warrants	169,991	—

	19,441,045	694,225

The shares used in calculating the pro forma net income per share assume the conversion of the following mandatorily redeemable convertible preferred shares and warrants outstanding:

March 31, 2004
Net income	$835,775

Weighted average common shares outstanding	2,092,061
Plus conversion of mandatorily redeemable convertible preferred stock	16,991,134

Total weighted average shares outstanding used in computing pro forma net income per share	19,083,195
Dilutive effect of stock options and warrants	2,351,337

Total common stock and common stock equivalents	21,434,532

Pro forma basic net income per share	$0.04

Pro forma diluted net income per share	$0.04

3. MARKETABLE SECURITIES

Marketable securities have been classified as available-for-sale and are carried at fair value based on quoted market prices. Interest on marketable securities is recognized as income when earned. Realized gains and losses are calculated using specific identification. The fair value of marketable securities at March 31, 2005 approximates cost. All marketable securities at March 31, 2005 have a maturity of one year or less. The following is a summary of marketable securities at March 31, 2005 by type:

Commercial Paper	$22,975,000
U.S. Government and federal agency obligations	13,948,000

36,923,000
Less: amounts classified as cash equivalents	22,725,000

Total marketable securities	$14,198,000

4. INCOME TAXES

The Company recorded an income tax provision of approximately $91,000 for the three months ended March 31, 2005. The effective tax rate was 6.6%. The difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards and the impact of state taxes.

5. RESTRUCTURING CHARGES

During 2001 and 2002, the Company exited two separate facilities and accordingly recorded charges for the future lease obligations, net of estimated sub-lease income. The table below shows the amount of the charges and the cash payments related to those liabilities.

Balance at December 31, 2004	$4,575,671
Cash payments	(235,210)

Balance at March 31, 2005	$4,340,461

As of March 31, 2005, $0.9 million of the $4.3 million balance is recorded in accrued liabilities and $3.4 million is recorded in other long-term liabilities.

6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

On May 9, 2005, the plaintiffs filed an unopposed motion to dismiss this case in federal court without prejudice for lack of subject matter jurisdiction. The court granted the plaintiffs’ motion on the same day. There can be no assurance that the plaintiffs will not file a complaint relating to this matter in another jurisdiction. In such event, there can be no assurance that an adverse result in this litigation will not have a material adverse effect on the Company or its financial position. We intend to defend vigorously against such claims in the event they are brought by Octane or ATGF.

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

On May 13, 2005, we received a letter from counsel representing Alex Mashinsky, our founder and a former officer and director, together with a draft complaint and a draft press release, threatening to commence litigation in the Southern District of New York against us, as well as against Communications Ventures III, L.P., one of our shareholders, our Chairman Anthony L. Craig, director Roland A. Van der Meer, and our President, Chief Executive Officer and director J. Curt Hockemeier, if we do not agree to an “amicable settlement” with him. Mashinsky alleges breach of fiduciary duty, self-dealing, fraud, and breach of contract in connection with our Series E preferred stock financing consummated in 2001, asserting over $90 million in damages. According to his correspondence he “is prepared to discuss settlement of this matter at an amount representing a significant discount.” We believe that his allegations are without merit and represent yet another attempt by him to seek financial rewards from us. Contrary to certain of his current allegations, just last year in a loan settlement agreement dated July 9, 2004, Mashinsky acknowledged and agreed that, in June 2001, he had consented to the Series E preferred stock financing. We deny Mashinsky’s claims and, if he commences litigation against us, we intend to vigorously defend against his claims. There can be no assurance that litigation, if brought, or an adverse result in such litigation, if any, will not have a material adverse effect on our results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the leading electronic market for trading, routing and settling communications capacity. Members of our exchange, consisting primarily of communications services providers, buy and sell voice calls and Internet capacity through our centralized, efficient and liquid marketplace. Communications services providers that do not use our exchange generally individually negotiate and buy access to the networks of other communications services providers to send voice calls and Internet capacity outside of their networks. We believe that we provide a cost-effective and efficient alternative to these direct connections. With a single interconnection to our exchange, members have access to all other members’ networks. Members place orders through our easy-to-use web-based interface. Sellers on the exchange post sell orders to offer voice calls and Internet capacity for specific destinations, or routes, at various prices. We independently assess the quality of these routes and include that information in the sell order. Buyers enter buy orders based on route quality and price and are matched to sell orders by our fully automated trading platform and our proprietary software. When a buyer’s order is matched to a seller’s order, the voice calls or Internet capacity are then routed through our state-of-the-art facilities. We invoice and process payments for our members’ transactions and manage the credit risk of buyers primarily through our credit management programs with third parties.

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

We record trading revenues because:

•	all traffic traded on our exchange is routed through one of our switches; and

•	we are obligated to pay sellers for the minutes they sell on our exchange regardless of whether we ultimately collect from buyers.

Our fee revenues represent the amounts we charge buyers and sellers for the following:

•	a monthly minimum fee based on the amount of capacity that members have connected to our switches and overage fees for the number of minutes or megabytes which are routed through our switches in excess of amounts allowed under the monthly minimum, or collectively referred to as access fees, which comprised approximately 80% of fee revenues for each of the three months ended March 31, 2004 and 2005;

•	a credit risk management fee, which is a charge for the credit management, clearing and settlement services we provide;

•	a membership fee to join our exchange; and

•	additional services as utilized by our members for items such as premium service offerings and accelerated payment terms.

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

Business Development

We will continue to seek to increase our trading volume. We aim to achieve this by increasing participation on our exchange from existing members, increasing membership on our exchange, expanding our global presence, developing and marketing complementary services and leveraging our platform to allow the trading, routing and settling of other digital goods, such as Internet capacity. We currently have exchange delivery points, or EDPs in New York, Los Angeles, London, Frankfurt and Hong Kong. We plan to expand our presence in the high-growth markets of Asia through our EDP in Hong Kong and Latin America with a new EDP in Miami, Florida or South America. We can initially establish an EDP in a new market without any additional capital by directly connecting the new EDP to one of our existing EDPs through a leased network, as we have accomplished for our EDPs in Hong Kong and Frankfurt. Once we have sufficient business in a new market, we may install a new switch for the EDP in that market for a cost of approximately $1.0 million. We plan to develop, market and expand services that are complementary to our existing offerings, including enhanced trading, credit and clearing services and switch partitioning. We may not be successful in doing so due to many factors, including the business environment in which we operate.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Our significant accounting policies are more fully described in the Note 1 to our consolidated financial statements included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2004.

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and often involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates these estimates, including those related to bad debts, income taxes, long-lived assets, restructuring, contingencies and litigation on an ongoing basis. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data for the three months ended March 31, 2004 and 2005:

	Three Months Ended March 31,
	(in thousands)
	2004	2005
Trading revenues	$107,776	$124,432
Fee revenues	10,121	12,311

Total revenues	117,897	136,743
Cost of trading revenues	107,744	124,233

	10,153	12,510
Costs and expenses:
Operations and development	3,034	3,628
Sales and marketing	1,274	1,758
General and administrative	2,162	2,816
Depreciation and amortization	2,050	2,532

Total costs and expenses:	8,520	10,734

Income from operations	1,633	1,776
Interest income	71	303
Interest expense	(797)	(144)
Other income (expense)	(71)	(549)

Income before income taxes	836	1,386

	Three Months Ended March 31,
	(in thousands)
	2004	2005
Provision for income taxes	—	91

Net income	$836	$1,295

Fee revenues	100%	100%

Costs and expenses:
Operations and development	30.0%	29.5%
Sales and marketing	12.6%	14.3%
General and administrative	21.4%	22.9%
Depreciation and amortization	20.3%	20.6%

Total costs and expenses:	84.2%	87.2%

Income from operations	16.1%	14.4%
Interest income	0.7%	2.5%
Interest expense	(7.9)%	(1.2)%
Other income (expense)	(0.7)%	(4.5)%

Income before income taxes	8.3%	11.3%
Provision for income taxes	—	0.7%

Net income	8.3%	10.5%

Comparison of Three Months Ended March 31, 2004 and 2005

Trading revenues and cost of trading revenues

Trading revenues increased 15.5% from $107.8 million for the period ended March 31, 2004 to $124.4 million for the period ended March 31, 2005. The increase in trading revenues was due to both an increase in the volume traded by our members on our exchange and an increase in the number of members trading on our exchange. Specifically, the volume traded by our members increased approximately 28% from the period ended March 31, 2004 to the period ended March 31, 2005. Additionally, the number of members trading on our exchange increased from 302 on March 31, 2004 to 375 on March 31, 2005. As a result of increases in trading revenue, cost of trading revenue increased 15.3% from $107.7 million for the period ended March 31, 2004 to $124.2 million for the period ended March 31, 2005.

Fee revenues

Fee revenues increased 21.6% from $10.1 million for the period ended March 31, 2004 to $12.3 million for the period ended March 31, 2005. Fee revenues increased as a result of trading revenues increasing 15.5% for the comparable period. During the three months ended March 31, 2005, we offered limited fee discounts to certain high-quality sellers in order to incent those sellers to add supply to certain markets which had higher demand within the exchange. Although we experienced an increase in the volume traded on our exchange, especially in the latter part of the quarter ended March 31, 2005, the fee discounts had a negative impact on our fee revenues for that quarter. Although the majority of these short term incentives ended at March 31, 2005, we may provide incentives to improve liquidity in our exchange in the future.

Operations and development

Operations and development costs increased 19.6% from $3.0 million for the period ended March 31, 2004 to $3.6 million for the period ended March 31, 2005. This increase was primarily the result of increased rent and related utilities of $0.3 million, increased compensation-related expense of $0.3 million. Most of the increase in compensation-related expenses is the result of increased headcount to support our data business.

Sales and marketing

Sales and marketing expenses increased 37.9% from $1.3 million for the period ended March 31, 2004 to $1.8 million for the period ended March 31, 2005. This increase primarily resulted from ten additional personnel within the sales function.

General and administrative

General and administrative expenses increased 30.3% from $2.2 million for the period ended March 31, 2004 to $2.8 million for the period ended March 31, 2005. This increase was primarily the result of higher compensation expense of $0.2 million, higher litigation expense of $0.2 million and higher insurance expense of $0.2 million.

Depreciation and amortization

Depreciation and amortization increased 23.5% from $2.0 million for the period ended March 31, 2004 to $2.5 million for the period ended March 31, 2005. This resulted from additional capital expenditures of approximately $12 million which were made during the last nine months of 2004 and the first three months of 2005.

Interest and other income/expense

Interest income increased primarily due to the amount earned on invested cash proceeds from our initial public offering in December 2004. Interest expense decreased 82% from $0.8 million for the period ended March 31, 2004 to $0.1 million for the period ended March 31, 2005. This decrease resulted from $0.4 million of non-cash interest expense recorded in the 2004 period and not in the 2005 period related to Series B and B-1 Preferred Stock. Interest expense also decreased as a result of our repayment of approximately $14 million in outstanding loans during 2004. Other income (expense), net includes net gains (losses) resulting from foreign currency transactions of approximately $220,000 and $(250,000) for the three months ended March 31, 2004 and 2005. The loss from foreign currency transactions in the three months ended March 31, 2005 is primarily due to the strengthening of the US dollar versus the British Pound from December 31, 2004 to March 31, 2005 and its effect on a US dollar-denominated liability on the books of the Company’s UK subsidiary.

Provision for income taxes

The Company recorded an income tax provision of approximately $91,000 for the three months ended March 31, 2005. The effective tax rate was 6.6%. The difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards and the impact of state taxes.

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

During the quarter ended March 31, 2005, we made approximately $2.2 million of capital expenditures related to enhancements to our trading platform, including software development and hardware and the development of our trading platform for Internet capacity which was funded primarily from cash generated through operations. At March 31, 2005, we had cash and cash equivalents of $40.3 million and marketable securities of $14.2 million. We also are party to a $25.0 million lending facility with Silicon Valley Bank, under which we can borrow against our accounts receivable and general corporate assets. As of March 31, 2005, we had the full $25.0 million available to us as no amounts were outstanding under this facility. We believe that our current cash, cash equivalents and marketable securities and cash flows from operating activities, should be sufficient for us to fund our current operations for the foreseeable future. To the extent we require additional capital to fund our working capital or capital expenditures, we intend to seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all.

The following table sets forth components of our cash flows for the following periods:

	Three Months Ended March 31,
	2004	2005
Net cash provided by operating activities	$5,820,876	$3,745,361
Net cash used in investing activities	(794,558)	(16,425,737)
Net cash used in financing activities	(5,432,954)	(495,055)

Cash provided by operating activities

Cash provided by operations for the period ended March 31, 2005 was attributable to net income of $1.3 million and depreciation and amortization of $2.5 million partially offset by a decrease in operating net assets of $0.1 million. Cash provided by operating activities for the period ended March 31, 2004 was attributable to net income of $0.8 million, depreciation and amortization of $2.0 million and an increase in operating net assets of $2.5 million.

Cash used in investing activities

Total capital expenditures for the period ended March 31, 2005 were $2.2 million related primarily to the purchase of computer equipment and telecommunications switching equipment. Total capital expenditures for the period ended March 31, 2004 were $0.8 million related primarily to the purchase of computer equipment. Total purchases of marketable securities for the period ended March 31, 2005 were $14.2 million.

Cash provided by financing activities

Cash used in financing activities for the period ended March 31, 2005 was attributable to the repayment of approximately $0.5 million in debt. Cash used in financing activities for the period ended March 31, 2004 was attributable to the repayment of approximately $5.6 million in debt.

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

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on our exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on our exchange. As part of managing the credit risk associated with buyers on our exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

•	Netting. We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the quarter ended March 31, 2005, 32% of our trading revenues were offset by selling activity.

•	Credit risk assessment and underwriting. GMAC and Highbridge provide us with credit risk assessment and credit underwriting services. Under the terms of our agreements with GMAC and Highbridge either GMAC or Highbridge assume the credit risk of selected members to enable such members to purchase voice calls or Internet capacity on our exchange.

•	Self underwriting. Members can self-finance a credit line with us by prepaying, posting a cash deposit or letter of credit or by placing money in escrow.

•	CreditWatch system. We enter a credit line for each member into our CreditWatch system. This credit line is the sum of the GMAC credit line, Highbridge credit line, selling activity, other cash collateral and internal credit. The CreditWatch system regularly monitors a member’s net trading balance and sends email alerts to each member who surpasses 50%, 75% and 90% of its available credit limit and is able to automatically suspend a member’s ability to buy as its net balance reaches its total credit line.

•	Frequent settlement. We have two trading periods per month. Payments from buyers are due fifteen days after the end of each trading period. This frequent settlement reduces the amount outstanding from our buyers. The frequent clearing of trading balances, together with the ability to net buy and sell transactions, allows our members to trade large dollar volumes while minimizing the outstanding balance that needs to be underwritten by additional sources of credit.

We occasionally issue internal credit lines to our members based on our review of a member’s financial statements and payment history with us. Typically, these internal credit lines are in excess of the credit lines issued by GMAC or Highbridge. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. While there are no written procedures regarding the extension of credit lines, we have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. For the quarter ended March 31, 2005, approximately 96% of our trading revenues were covered by GMAC and Highbridge credit lines, netting, prepayments or other cash collateral, of which 46% were covered by GMAC and Highbridge credit lines. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the future, we may elect to increase the amount of our credit we extend to our customers we deem creditworthy in order to reduce our credit underwriting costs. If buyers fail to pay us for any reason and we have not been able or have elected not to secure credit risk protection with respect to these buyers, our business could be adversely affected. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues that could materially affect our results of operations.

We have certain minimum annual commissions due pursuant to the terms of our agreements with each of GMAC and Highbridge. Pursuant to the terms of our agreement with GMAC we are required to pay a minimum annual commission of $725,000 and pursuant to the terms of our agreement with Highbridge we are required to pay a minimum quarterly commission of $150,000.

As of February 1, 2005, our credit risk agreement with GMAC automatically extended on a month-to-month basis. As of May 3, 2005, we signed a letter of intent to extend the agreement with GMAC for two years which, when the final agreement is executed, will amend certain terms, including reducing the minimum annual commission to $350,000.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues, net income, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the section entitled “Additional Factors That May Affect Future Results” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exposure

The financial position and results of operations of our U.K. subsidiary are measured using GBP as the functional currency. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. The percentage of fee revenues denominated in British Pounds was approximately 20% for the year ended December 31, 2004 and approximately 17% for the quarter ended March 31, 2005.

Interest rate exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Assuming an average investment level in short-term interest bearing securities of $40 million, which is the balance at March 31, 2005, a one-percentage point decrease in the applicable interest rate would result in a $400,000 decrease in interest income.

Under the terms of our credit agreement with Silicon Valley Bank, our borrowings bear interest at the prime rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10,000 assuming $1 million of borrowings. At March 31, 2005, we had no outstanding borrowings under this agreement.

Item 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

On May 9, 2005, the plaintiffs filed an unopposed motion to dismiss this case in federal court without prejudice for lack of subject matter jurisdiction. The court granted the plaintiffs’ motion on the same day. There can be no assurance that the plaintiffs will not file a complaint relating to this matter in another jurisdiction. In such event, there can be no assurance that an adverse result in this litigation will not have a material adverse effect on the Company or its financial position. We intend to defend vigorously against such claims in the event they are brought by Octane or ATGF.

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

On May 13, 2005, we received a letter from counsel representing Alex Mashinsky, our founder and a former officer and director, together with a draft complaint and a draft press release, threatening to commence litigation in the Southern District of New York against us, as well as against Communications Ventures III, L.P., one of our shareholders, our Chairman Anthony L. Craig, director Roland A. Van der Meer, and our President, Chief Executive Officer and director J. Curt Hockemeier, if we do not agree to an “amicable settlement” with him. Mashinsky alleges breach of fiduciary duty, self-dealing, fraud, and breach of contract in connection with our Series E preferred stock financing consummated in 2001, asserting over $90 million in damages. According to his correspondence he “is prepared to discuss settlement of this matter at an amount representing a significant discount.” We believe that his allegations are without merit and represent yet another attempt by him to seek financial rewards from us. Contrary to certain of his current allegations, just last year in a loan settlement agreement dated July 9, 2004, Mashinsky acknowledged and agreed that, in June 2001, he had consented to the Series E preferred stock financing. We deny Mashinsky’s claims and, if he commences litigation against us, we intend to vigorously defend against his claims. There can be no assurance that litigation, if brought, or an adverse result in such litigation, if any, will not have a material adverse effect on our results of operations or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities

During the three months ended March 31, 2005, we granted options to purchase 698,600 shares of common stock and issued 10,000 shares of restricted common stock pursuant to our 2004 Stock Incentive Plan. Additionally, during the three months ended March 31, 2005, existing option holders exercised options for 10,091 shares of common stock for aggregate consideration of approximately $4,000 at exercise prices per share ranging from $0.16 per share to $8.32 per share. Such shares remain restricted securities within the meaning of the Securities Act of 1933, as amended. No underwriters were involved in the foregoing stock issuances or option grants. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act.

(b)	Use of Proceeds from Registered Securities

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

After deducting expenses of the offering, we received net offering proceeds of approximately $66.6 million. We used approximately $15.2 million of our net proceeds to redeem the outstanding shares of our Series B and Series B-1 preferred stock and approximately $10.0 million to repay principal and interest outstanding under our credit facility with Silicon Valley Bank. Except with respect to the redemption of our Series B and Series B-1 preferred stock, none of the net proceeds were directly or indirectly paid to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. Approximately $40 million of the net proceeds of the offering have been invested into investment-grade marketable securities within the guidelines defined in our investment policy. Such funds remain invested in such securities as of March 31, 2005. The remaining proceeds have been used for working capital purposes. We regularly assess the specific uses and allocations for the remaining funds.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBINET-THEXCHANGE, INC.

Date: May 16, 2005	By:	/s/ J. Curt Hockemeier
J. Curt Hockemeier, President, Chief
Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2005	By:	/s/ John J. Roberts
John J. Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer)