Form 10-Q
period 2005-06-30
ARBINET THEXCHANGE INC
filed 2005-08-15
CIK 1136655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No:  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of July 31, 2005:

Class	Number of Shares
Common Stock, par value $0.001 per share	24,815,390

ARBINET-THEXCHANGE, INC.

- i -

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$53,532,660	$36,639,115
Marketable securities	—	19,647,000
Trade accounts receivable (net of allowances of $900,000 at December 31, 2004 and June 30, 2005)	27,351,810	24,039,233
Other current assets	2,369,746	1,836,757

Total current assets	83,254,216	82,162,105
Property and equipment, net	24,689,053	23,447,163
Intangible assets, net	1,862,772	1,625,898
Goodwill	2,170,236	1,993,797
Other assets	2,890,663	2,636,298

Total Assets	$114,866,940	$111,865,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Loan payable and capital lease obligations-current portion	$1,924,023	$1,001,317
Accounts payable	15,645,826	12,946,712
Deferred revenue	4,314,006	4,390,178
Accrued expenses and other current liabilities	9,445,247	8,360,539

Total current liabilities	31,329,102	26,698,746
Loan payable and capital lease obligations—long-term	1,719,181	547,129
Other long-term liabilities	6,580,791	6,070,702

Total Liabilities	39,629,074	33,316,577

Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 24,584,574 and 24,774,903 shares issued, respectively	24,584	24,774
Additional paid-in capital	176,073,297	176,490,920
Treasury stock, 68,673 shares	(1,274,549)	(1,274,549)
Deferred compensation	(160,707)	(355,610)
Accumulated other comprehensive loss	(350,571)	(899,936)
Accumulated deficit	(99,074,188)	(95,436,915)

Total Stockholders’ Equity	75,237,866	78,548,684

Total Liabilities and Stockholders’ Equity	$114,866,940	$111,865,261

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2004 AND 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Trading revenues	$116,802,504	$120,874,980	$224,578,645	$245,307,294
Fee revenues	10,546,517	11,640,404	20,667,446	23,950,836

Total revenues	127,349,021	132,515,384	245,246,091	269,258,130
Cost of trading revenues	116,802,505	120,729,033	224,546,076	244,961,840

	10,546,516	11,786,351	20,700,015	24,296,290

Costs and expenses
Operations and development	2,983,916	3,282,661	6,017,549	6,910,652
Sales and marketing	1,492,329	1,891,326	2,767,015	3,648,969
General and administrative	2,279,564	2,993,177	4,441,576	5,809,660
Depreciation and amortization	2,229,494	2,334,165	4,279,174	4,866,291
Insurance reimbursement for litigation settlements	—	(1,450,000)	—	(1,450,000)

Total costs and expenses	8,985,303	9,051,329	17,505,314	19,785,572

Income from operations	1,561,213	2,735,022	3,194,701	4,510,718
Interest income	68,718	385,089	139,827	688,016
Interest expense (including $417,610 and $835,120 of interest on redeemable preferred stock for the three months and the six months ended June 30, 2004, respectively)	(696,911)	(109,704)	(1,494,246)	(253,597)
Other income (expense), net	(315,497)	(267,928)	(386,984)	(816,564)

Income before income taxes	617,523	2,742,479	1,453,298	4,128,573
Provision for income taxes	—	399,818	—	491,300

Net income	617,523	2,342,661	1,453,298	3,637,273
Preferred stock dividends and accretion	(1,696,028)	—	(3,386,570)	—

Net income (loss) attributable to common stockholders	$(1,078,505)	$2,342,661	$(1,933,272)	$3,637,273

Basic net income (loss) per share	$(0.42)	$0.10	$(0.80)	$0.15

Diluted net income (loss) per share	$(0.42)	$0.09	$(0.80)	$0.14

Shares used in computing basic net income (loss) per share	2,549,079	24,497,929	2,430,211	24,479,281

Shares used in computing diluted net income (loss) per share	2,549,079	25,814,206	2,430,211	25,968,025

Pro forma diluted net income per share	$0.03		$0.07

Pro forma shares used to compute diluted net income per share	21,947,398		21,669,788

Other comprehensive income (loss):
Foreign currency translation adjustment	25,178	(603,598)	(117,033)	(549,365)

Comprehensive (loss) income	$(1,053,327)	$1,739,063	$(2,050,305)	$3,087,908

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2005

	Six Months Ended June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,453,298	$3,637,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,255,661	4,866,297
Amortization of deferred compensation	38,150	69,385
Non-cash interest on redeemable preferred stock	835,120	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(4,881,901)	2,514,392
Other assets	507,839	1,536,424
Accounts payable	1,763,335	(2,561,931)
Deferred revenue, accrued expenses and other current liabilities	(1,224,263)	(736,843)
Other long-term liabilities	(519,987)	(510,089)

Net cash provided by operating activities	2,227,252	8,814,908

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,135,973)	(3,671,719)
Purchases of marketable securities	—	(19,647,000)

Net cash used in investing activities	(3,135,973)	(23,318,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of indebtedness	(5,142,594)	(376,338)
Issuance of common stock	97,335	153,525
Loans made to stockholders, net of repayments	150,130	—
Payments on obligations under capital leases	(1,242,199)	(1,718,420)

Net cash used in financing activities	(6,137,328)	(1,941,233)

Effect of foreign exchange rate changes on cash	(4,652)	(448,501)

Net decrease in cash and cash equivalents	(7,050,701)	(16,893,545)

Cash and cash equivalents, beginning of year	17,147,245	53,532,660

Cash and cash equivalents, end of period	$10,096,544	$36,639,115

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Arbinet and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Foreign Currency Translation

In the second quarter of 2005, the Company designated, on a prospective basis, approximately $12 million of its receivable from its U.K. subsidiary as permanent in nature and commenced reporting foreign exchange translation gains and losses on that amount as a component of accumulated other comprehensive loss included in stockholders’ equity. Prior to its designation as long term, the translation gains and losses related to this portion of the intercompany receivable were included in other income (expense), net in the consolidated statements of operations. In the first quarter of 2005, approximately $0.2 million of foreign exchange loss related to this receivable was recorded in other income (expense), net.

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

	Six Months Ended June 30,
	2004	2005
Net income (loss) attributable to common stockholders, as reported	$(1,933,272)	$3,637,273
Add: Stock-based compensation expense as reported, net of tax	38,150	69,385
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(88,607)	(1,323,813)

Pro forma net income (loss)	$(1,983,729)	$2,382,845

Income (loss) per share:
Basic — as reported	$(0.80)	$0.15

Diluted — as reported	$(0.80)	$0.14

Basic — pro forma	$(0.80)	$0.10

Diluted — pro forma	$(0.80)	$0.09

The fair market value of each option grant for all years presented has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	June 30,
	2004	2005
Expected option lives	4 years	4 years
Risk-free interest rates	2.74%	3.43%
Expected volatility	35.9%	37.4%
Dividend yield	0%	0%

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

The following is a reconciliation of the basic number of common shares outstanding to diluted number of common and common share equivalent shares outstanding:

	Six Months Ended June 30
	2004	2005
Basic number of common shares outstanding	2,430,211	24,479,281
Dilutive effect of stock options and warrants	—	1,488,744

Dilutive number of common and common share equivalents	2,430,211	25,968,025

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been antidilutive:

	June 30, 2004	June 30, 2005
Redeemable convertible preferred stock	16,991,134	—
Stock options	1,609,904	721,288
Preferred stock warrants	407,164	—
Common stock warrants	169,991	—

	19,178,193	721,288

The shares used in calculating the pro forma net income per share assume the conversion of the following mandatorily redeemable convertible preferred shares and warrants outstanding:

June 30, 2004
Net income	$1,453,298

Weighted average common shares outstanding	2,430,211
Plus conversion of mandatorily redeemable convertible preferred stock	16,991,134

Total weighted average shares outstanding used in computing pro forma net income per share	19,421,345
Dilutive effect of stock options and warrants	2,248,443

Total common stock and common stock equivalents	21,669,788

Pro forma basic net income per share	$0.07

Pro forma diluted net income per share	$0.07

3. MARKETABLE SECURITIES

Marketable securities have been classified as available-for-sale and are carried at fair value based on quoted market prices. Interest on marketable securities is recognized as income when earned. Realized gains and losses are calculated using specific identification. The fair value of marketable securities at June 30, 2005 approximates cost. All marketable securities at June 30, 2005 have a maturity of one year or less. The following is a summary of marketable securities at June 30, 2005 by type:

Commercial Paper	$19,975,000
U.S. Government and federal agency obligations	14,848,000
Corporate bonds	874,000

35,697,000
Less: amounts classified as cash equivalents	16,050,000

Total marketable securities	$19,647,000

4. INCOME TAXES

The Company recorded an income tax provision of approximately $400,000 and $491,000 for the three months and six months ended June 30, 2005, respectively, based upon the Company’s estimated effective annual tax rate of 11.9%. The difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards, the impact of state taxes and a portion of pre-tax income associated with the Company’s U.K. subsidiary.

5. RESTRUCTURING CHARGES

During 2001 and 2002, the Company exited two separate facilities and accordingly recorded charges for the future lease obligations, net of estimated sub-lease income. The table below shows the amount of the charges and the cash payments related to those liabilities.

Balance at December 31, 2004	$4,575,671
Cash payments	(474,963)

Balance at June 30, 2005	$4,100,708

As of June 30, 2005, $0.9 million of the $4.1 million balance is recorded in accrued liabilities and $3.2 million is recorded in other long-term liabilities.

6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group, or collectively the Debtors, filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855,000. The Debtors claim that such payments were a preferential payment under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued while the Debtors sort out their administrative problems. In September 2004, the Debtors have confirmed a Plan of Liquidation which created a trust to proceed with liquidating avoidance actions. On May 18, 2005, the bankruptcy judge entered a Scheduling Order requiring us to appear at a Scheduling Conference on October 12, 2005.

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

7. SUBSEQUENT EVENT

The Company and Summit Telecom Systems, Inc. (“Summit”) entered into a Patent Acquisition Agreement on June 3, 2005 and an Amendment to the Patent Acquisition Agreement on July 21, 2005 (together, the “Agreements”), pursuant to which Arbinet obtained Summit’s entire right, title and interest in certain intellectual property, including patents relating to the field of telecommunications services. Under the terms of the Agreements, in July 2005 Arbinet made an initial cash payment to Summit of $900,000. A second cash payment of $200,000 is being held in escrow until June 2006 at which time it will be released to Summit.

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

We record trading revenues because:

•	all traffic traded on our exchange is routed through one of our switches; and
•	we are obligated to pay sellers for the minutes they sell on our exchange regardless of whether we ultimately collect from buyers.

Our fee revenues represent the amounts we charge buyers and sellers for the following:

•	a monthly minimum fee based on the amount of capacity that members have connected to our switches and overage fees for the number of minutes or megabytes which are routed through our switches in excess of amounts allowed under the monthly minimum, or collectively referred to as access fees, which comprised approximately 80% of fee revenues for both the six months ended June 30, 2004 and 2005;

•	a credit risk management fee, which is a charge for the credit management, clearing and settlement services we provide;

•	a membership fee to join our exchange; and

•	additional services as utilized by our members for items such as premium service offerings and accelerated payment terms.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Long-lived assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business; and

•	significant industry, economic or competitive trends.

•	Income taxes. We have net deferred tax assets, reflecting net operating loss (“NOL”) carryforwards and other deductible differences, which may reduce our taxable income in future years. These net deferred tax assets are fully offset by a valuation allowance resulting in no tax benefit being recognized. We are required to periodically assess the realization of our deferred tax assets and changes in circumstances may require adjustments in future periods. The amount of net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If it becomes more likely than not that we will recognize future tax benefit from the deferred tax assets, we may need to reverse some or all of our valuation allowance. In calculating our estimated effective annual tax rate for 2005, we have reflected the anticipated utilization of certain of our NOLs to offset taxable income in certain tax jurisdictions.

•	Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of members on our exchange to make required payments. The amount of our allowance is based on our historical experience and an analysis of our outstanding accounts receivable balances. If the financial condition of our members deteriorates, resulting in additional risk in their ability to make payments to us, then additional allowances may be required which would result in an additional expense in the period that this determination is made. While credit losses have historically been within our range of expectations and our reserves, we cannot guarantee that we will continue to experience the same level of doubtful accounts that we have in the past.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data for the three months and the six months ended June 30, 2004 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Trading revenues	$116,803	$120,875	$224,579	$245,307
Fee revenues	10,546	11,640	20,667	23,951

Total revenues	127,349	132,515	245,246	269,258
Cost of trading revenues	116,803	120,729	224,546	244,962

	10,546	11,786	20,700	24,296

Costs and expenses:
Operations and development	2,984	3,283	6,018	6,911
Sales and marketing	1,492	1,891	2,767	3,649

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
General and administrative	2,280	2,993	4,442	5,810
Depreciation and amortization	2,229	2,334	4,279	4,866
Insurance reimbursement for litigation settlements	—	(1,450)	—	(1,450)

Total costs and expenses:	8,985	9,051	17,505	19,786

Income from operations	1,561	2,735	3,195	4,511
Interest income	69	385	140	688
Interest expense	(697)	(110)	(1,494)	(254)
Other income (expense)	(315)	(268)	(387)	(817)

Income before income taxes	618	2,742	1,453	4,129
Provision for income taxes	—	400	—	491

Net income	$618	$2,343	$1,453	$3,637

Fee revenues	100%	100%	100%	100%

Costs and expenses:
Operations and development	28%	28%	29%	29%
Sales and marketing	14%	16%	13%	15%
General and administrative	22%	26%	21%	24%
Depreciation and amortization	21%	20%	21%	20%
Insurance reimbursement for litigation settlements	—	(12)%	—	(6)%

Total costs and expenses:	85%	78%	85%	83%

Income from operations	15%	23%	15%	19%
Interest income	1%	3%	1%	3%
Interest expense	(7)%	(1)%	(7)%	(1)%
Other income (expense)	(3)%	(2)%	(2)%	(3)%

Income before income taxes	6%	24%	7%	17%
Provision for income taxes	—	3%	—	2%

Net income	6%	20%	7%	15%

Comparison of Six Months Ended June 30, 2004 and 2005

Trading revenues and cost of trading revenues

Trading revenues increased 9.2% from $224.6 million for the six months ended June 30, 2004 to $245.3 million for the six months ended June 30, 2005. The increase in trading revenues was due to both an increase in the volume traded by our members on our exchange and an increase in the number of members trading on our exchange offset by a lower average trade rate per minute. Specifically the factors affecting trading revenues included:

•	A total of 5.9 billion minutes were bought and sold on Arbinet’s exchange in the six months ended June 30, 2005, up 25% from the 4.8 billion minutes for the six months ended June 30, 2004. This increase was due to 713.8 million completed calls in the six months ended June 30, 2005, up 28% from the 558.1 million completed calls for the six months ended June 30, 2004, offset by lower average call duration. The average call duration on thexchange for the six months ended June 30, 2005 was 4.1 minutes per call compared to 4.3 minutes per call for the six months ended June 30, 2004. The lower average call duration was primarily a result of a change in the mix of geographic markets traded on thexchange. The volatility in average call duration and mix of geographic markets may continue in the future.

•	The number of members trading on our exchange increased from 334 on June 30, 2004 to 385 on June 30, 2005.

•	The average trade rate, which represents the average price per minute of completed calls on the exchange, for the six months ended June 30, 2005 was $0.082 per minute compared to $0.095 per minute in the six months ended June 30, 2004. The lower average trade rate per minute was due to a change in the mix of geographic markets traded on the exchange by our members.

As a result of increases in trading revenues, cost of trading revenues increased 9.1% from $224.5 million for the six months ended June 30, 2004 to $245.0 million for the six months ended June 30, 2005.

Fee revenues

Fee revenues increased 15.9% from $20.7 million for the six months ended June 30, 2004 to $24.0 million for the six months ended June 30, 2005. Fee revenues increased as a result of minutes increasing 25% for the comparable period offset, in part, by lower pricing. Average fee revenue per minute was $0.0040 in the six months ended June 30, 2005 compared to $0.0043 in the six months ended June 30, 2004. Average fee revenue per minute declined as more exchange members achieved volume based discounts and we offered limited fee discounts to certain high-quality sellers in order to incent those sellers to add supply to certain markets which had higher demand within the exchange. Although the majority of these short term incentives ended in April 2005, we may provide incentives to improve liquidity in our exchange in the future and that along with members continuing to achieve higher volume levels may lead to a decline in average fee revenue per minute in the future.

Operations and development

Operations and development costs increased 14.8% from $6.0 million to $6.9 million for the six months ended June 30, 2004 and 2005, respectively. This increase was primarily the result of increased rent and related utilities of $0.6 million and increased compensation-related expense of $0.6 million. Most of the increase in compensation-related expenses is the result of increased headcount to support our data business.

Sales and marketing

Sales and marketing expenses increased 31.9% from $2.8 million to $3.6 million for the six months ended June 30, 2004 and 2005, respectively. This increase was primarily the result of increased compensation-related expense of $0.6 million.

General and administrative

General and administrative expenses increased 30.8% from $4.4 million to $5.8 million for the six months ended June 30, 2004 and 2005, respectively. This increase was primarily the result of higher compensation expense of $0.2 million, higher litigation expense of $0.2 million, higher consulting and professional fees of $0.3 million and higher insurance expense of $0.4 million.

Depreciation and amortization

Depreciation and amortization increased 13.7% from $4.3 million to $4.9 million for the six months ended June 30, 2004 and 2005, respectively. This resulted from additional capital expenditures of approximately $10 million which were made during the last six months of 2004 and the first six months of 2005.

Insurance reimbursement for litigation settlements

In May 2005, the Company received $1.45 million from one of its insurers that covers certain legal expenses and settlement fees related to a previous legal matter.

Interest and other income/expense

Interest income increased primarily due to the amount earned on invested cash proceeds from our initial public offering in December 2004. Interest expense decreased 83% from $1.5 million to $0.3 million million for the six months ended June 30, 2004 and 2005, respectively. This decrease resulted from $0.8 million of non-cash interest expense recorded in the 2004 period and not in the 2005 period related to Series B and B-1 Preferred Stock. Interest expense also decreased as a result of our repayment of approximately $14 million in outstanding loans during 2004. Other income (expense), net includes net gains (losses) resulting from foreign currency transactions of approximately $141,000 and $(281,000) for the six months ended June 30, 2004 and 2005, respectively. The loss from foreign currency transactions in the six months ended June 30, 2005 is primarily due to the strengthening of the U.S. dollar versus the British Pound from December 31, 2004 to June 30, 2005 and its effect on a U.S. dollar-denominated liability on the books of the Company’s U.K. subsidiary. In the second quarter of 2005, the Company designated, on a prospective basis, approximately $12 million of its receivable from its U.K. subsidiary as permanent in nature and commenced reporting foreign exchange translation gains and losses on that amount as a component of accumulated other comprehensive loss included in stockholders’ equity. Prior to its designation as long term, the translation gains and losses related to this portion of the intercompany receivable were included in other income (expense), net in the consolidated statements of operations. In the first quarter of 2005, approximately $0.2 million of foreign exchange loss related to this receivable was recorded in other income (expense), net.

Provision for income taxes

The Company recorded an income tax provision of approximately $491,000 for the six months ended June 30, 2005 based upon the Company’s estimated effective annual tax rate of 11.9%. The Company increased its estimated effective annual tax rate to 11.9% in the second quarter 2005 from 6.6% in the first quarter 2005 due to lower forecasted consolidated pre-tax income for the year and a resulting increase in the proportion of pre-tax income associated with the Company’s U.K. subsidiary. The difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards, the impact of state taxes and a portion of pre-tax income associated with the Company’s U.K. subsidiary.

Comparison of Three Months Ended June 30, 2004 and 2005

Trading revenues and cost of trading revenues

Trading revenues increased 3.5% from $116.8 million for the three months ended June 30, 2004 to $120.9 million for the three months ended June 30, 2005. The increase in trading revenues was due to both an increase in the volume traded by our members on our exchange and an increase in the number of members trading on our exchange offset by a lower average trade rate per minute. Specifically the factors affecting trading revenues included:

•	A total of 2.9 billion minutes were bought and sold on Arbinet’s exchange in the three months ended June 30, 2005, up 21% from the 2.48 billion minutes for the three months ended June 30, 2004. This increase was due to 372.3 million completed calls in the three months ended June 30, 2005, up 29% from the 289.7 million completed calls for the three months ended June 30, 2004, offset by lower average call duration. The average call duration on thexchange for the three months ended June 30, 2005 was 3.9 minutes per call compared to 4.2 minutes per call for the three months ended June 30, 2004. The lower average call duration was primarily a result of a change in the mix of geographic markets traded on thexchange. The volatility in average call duration and mix of geographic markets may continue in the future.

•	The number of members trading on our exchange increased from 334 on June 30, 2004 to 385 on June 30, 2005.

•	The average trade rate, which represents the average price per minute of completed calls on the exchange, for the three months ended June 30, 2005 was $0.083 per minute compared to $0.097 per minute in the three months ended June 30, 2004. The lower average trade rate per minute was due to a change in the mix of geographic markets traded on the exchange by our members.

As a result of increases in trading revenues, cost of trading revenues increased 3.4% from $116.8 million for the three months ended June 30, 2004 to $120.7 million for the three months ended June 30, 2005.

Fee revenues

Fee revenues increased 10.4% from $10.5 million for the three months ended June 30, 2004 to $11.6 million for the three months ended June 30, 2005. Fee revenues increased as a result of minutes increasing 21% for the comparable period offset, in part, by lower pricing. Average fee revenue per minute was $0.0040 in the three months ended June 30, 2005 compared to $0.0043 in the three months ended June 30, 2004. Average fee revenue per minute declined as more exchange members achieved volume based discounts and we offered limited fee discounts to certain high-quality sellers in order to incent those sellers to add supply to certain markets which had higher demand within the exchange. Although the majority of these short term incentives ended in April 2005, we may provide incentives to improve liquidity in our exchange in the future and that along with members continuing to achieve higher volume levels may lead to a decline in average fee revenue per minute in the future.

Operations and development

Operations and development costs increased 10% from $3 million to $3.3 million for the three months ended June 30, 2004 and June 30, 2005, respectively. This increase was primarily the result of increased rent and related utilities of $0.3 million.

Sales and marketing

Sales and marketing expenses increased 26.7% from $1.5 million to $1.9 million for the three months ended June 30, 2004 and June 30, 2005, respectively. This increase primarily the result of increased compensation-related expense of $0.3 million.

General and administrative

General and administrative expenses increased 31.3% from $2.3 million to $3 million for the three months ended June 30, 2004 and June 30, 2005, respectively. This increase was primarily the result of higher consulting and professional fees of $0.2 million, higher bad debt expense of $0.2 million and higher insurance expense of $0.2 million.

Depreciation and amortization

Depreciation and amortization increased 4.7% from $2.2 million to $2.3 million for the three months ended June 30, 2004 and June 30, 2005, respectively. This resulted from additional capital expenditures of approximately $10 million which were made during the last six months of 2004 and the first six months of 2005.

Insurance reimbursement for litigation settlements

In May 2005, the Company received $1.45 million from one of its insurers that covers certain legal expenses and settlement fees related to a previous legal matter.

Interest and other income/expense

Interest income increased primarily due to the amount earned on invested cash proceeds from our initial public offering in December 2004. Interest expense decreased 84.3% from $0.7 million to $0.1 for the three months ended June 30, 2004 and June 30, 2005, respectively. This decrease resulted from $0.4 million of non-cash interest expense recorded in the 2004 period and not in the 2005 period related to Series B and B-1 Preferred Stock. Interest expense also decreased as a result of our repayment of approximately $14 million in outstanding loans during 2004.

Other income (expense), net includes net losses resulting from foreign currency transactions of approximately $(80,000) and $(31,000) for the three months ended June 30, 2004 and 2005, respectively. In the second quarter 2005, the Company designated, on a prospective basis, approximately $12 million of its receivable from its U.K. subsidiary as permanent in nature and commenced reporting foreign exchange translation gains and losses on that amount as a component of accumulated other comprehensive loss included in stockholders’ equity. Prior to its designation as long term, the translation gains and losses related to this portion of the intercompany receivable were included in other income (expense), net included in the consolidated statements of operations.

Provision for income taxes

The Company recorded an income tax provision of approximately $400,000 for the three months ended June 30, 2005 based upon the Company’s estimated effective annual tax rate of 11.9%. The Company increased its estimated effective annual tax rate to 11.9% in the second quarter 2005 from 6.6% in the first quarter 2005 due to lower forecasted consolidated pre-tax income for the year and a resulting increase in the proportion of pre-tax income associated with the Company’s U.K. subsidiary. The difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards, the impact of state taxes and a portion of pre-tax income associated with the Company’s U.K. subsidiary.

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

During the six months ended June 30, 2005, we made approximately $3.7 million of capital expenditures related to enhancements to our trading platform, including software development and hardware and the development of our trading platform for Internet capacity which was funded primarily from cash generated through operations. At June 30, 2005, we had cash and cash equivalents of $36.6 million and marketable securities of $19.6 million. We also are party to a $25.0 million lending facility with Silicon Valley Bank, under which we can borrow against our accounts receivable and general corporate assets. As of June 30, 2005, we had the full $25.0 million available to us as no amounts were outstanding under this facility. We believe that our current cash, cash equivalents and marketable securities and cash flows from operating activities, should be sufficient for us to fund our current operations for the foreseeable future. To the extent we require additional capital to fund our working capital or capital expenditures, we intend to seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all.

The following table sets forth components of our cash flows for the following periods:

	Six Months ended June 30,
	2004	2005
Net cash provided by operating activities	$2,227,252	$8,814,908
Net cash used in investing activities	3,135,973	23,318,719
Net cash used in financing activities	6,137,328	1,941,233

Cash provided by operating activities

Cash provided by operations for the six months ended June 30, 2005 was primarily attributable to net income of $3.6 million and depreciation and amortization of $4.9 million. Cash provided by operating activities for the six months ended June 30, 2004 was attributable to net income of $1.5 million, depreciation and amortization of $4.3 million, non-cash interest expense of $0.8 million, partially offset by an increase in operating net assets of $4.4 million.

Cash used in investing activities

Total capital expenditures for the six months ended June 30, 2005 were $3.7 million related primarily to the purchase of computer equipment and telecommunications switching equipment. Total purchases of marketable securities for the six months ended June 30, 2005 were $19.6 million. Total capital expenditures for the six months ended June 30, 2004 were $3.1 million related primarily to the purchase of computer equipment and telecommunications switching equipment.

Cash provided by financing activities

Cash used in financing activities for the six months ended June 30, 2005 was primarily attributable to the repayment of approximately $2.1 million in debt. Cash used in financing activities for the six months ended June 30, 2004 was primarily attributable to the repayment of approximately $6.4 million in debt.

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

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on our exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on our exchange. As part of managing the credit risk associated with buyers on our exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

•	Netting. We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the six months ended June 30, 2005, 31% of our trading revenues were offset by selling activity.

•	Credit risk assessment and underwriting. GMAC and Highbridge provide us with credit risk assessment and credit underwriting services. Under the terms of our agreements with GMAC and Highbridge either GMAC or Highbridge assumes the credit risk of selected members to enable such members to purchase voice calls or Internet capacity on our exchange.

•	Self underwriting. Members can self-finance a credit line with us by prepaying, posting a cash deposit or letter of credit or by placing money in escrow.

•	CreditWatch system. We enter a credit line for each member into our CreditWatch system. This credit line is the sum of the GMAC credit line, Highbridge credit line, selling activity, other cash collateral and Arbinet provided credit. The CreditWatch system regularly monitors a member’s net trading balance and sends email alerts to each member who surpasses 50%, 75% and 90% of its available credit limit and is able to automatically suspend a member’s ability to buy as its net balance reaches its total credit line.

•	Frequent settlement. We have two trading periods per month. Payments from buyers are due fifteen days after the end of each trading period. This frequent settlement reduces the amount outstanding from our buyers. The frequent clearing of trading balances, together with the ability to net buy and sell transactions, allows our members to trade large dollar volumes while minimizing the outstanding balance that needs to be underwritten by additional sources of credit.

We occasionally issue credit lines to our members based on our review of a member’s financial statements and payment history with us. Typically, these credit lines are in excess of the credit lines issued by GMAC or Highbridge. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. While there are no written procedures regarding the extension of credit lines, we have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. For the six months ended June 30, 2005, approximately 97% of our trading revenues were covered by GMAC and Highbridge credit lines, netting, prepayments or other cash collateral, of which 50% were covered by GMAC and Highbridge credit lines. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the future, we may elect to increase the amount of our credit we extend to our customers we deem creditworthy in order to reduce our credit underwriting costs. If buyers fail to pay us for any reason and we have not been able or have elected not to secure credit risk protection with respect to these buyers, our business could be adversely affected. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues that could materially affect our results of operations.

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

Traditionally, communications services providers buy and sell network capacity in a direct, one-to-one process. Our members may not trade on our exchange unless it provides them with an active and liquid market. Liquidity depends upon the number of buyers and sellers that actively trade on a particular communications route. Our ability to increase the number of buyers that actively trade on our exchange will depend on, among other things, the willingness and ability of prospective sellers to satisfy the quality criteria imposed by prospective buyers, and upon the increased participation of competing sellers from which a buyer can choose in order to obtain favorable pricing, achieve cost savings and consistently gain access to the required quality services. Our ability to increase the number of sellers that actively trade on our exchange will depend upon the extent to which there are sufficient numbers of buyers available to increase the likelihood that sellers will generate meaningful sales revenues. Alternatively, our members may not trade on our exchange if they are not able to realize significant cost savings. This may also result in a decline in trading volume and liquidity of our exchange. Trading volume is additionally impacted by the mix of hundreds of geographic markets traded on the exchange. Each market has distinct characteristics such as price and average call duration. Declines in the trading volume on our exchange would result in lower revenues to us and would adversely affect our profitability because of our predominantly fixed cost structure. Volatility in trading volumes may have a significant adverse effect on our business, financial condition and operating results.

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

We currently rely on GMAC and Highbridge to bear a significant portion of the credit risk exposure to us with respect to transactions executed on our exchange. The second anniversary of our credit risk agreement with GMAC was February 2005. Upon the second anniversary, our contract with GMAC automatically extends on a month-to-month basis. As of May 3, 2005, we signed a letter of intent to extend the agreement with GMAC for two years which, when the final agreement is executed, will amend certain terms, including reducing the minimum annual commission from $725,000 to $350,000. Although we have an alternative arrangement with Highbridge to provide supplemental credit risk protection, if we cannot renew our contract with GMAC at the end of its term, if GMAC terminates the contract upon an event of default or if we are unable to identify a suitable alternative credit risk provider on acceptable terms, we may be unable to mitigate the credit risk associated with our business. Our agreement with Highbridge expires on December 12, 2005. Additionally, the agreement is terminable upon 60 days’ notice, with a $250,000 termination fee, if the agreement is cancelled by us in the first year. For the year ended December 31, 2004, approximately 48% of our trading revenues were covered by GMAC and Highbridge credit lines. The failure to find a replacement for either GMAC or Highbridge on terms acceptable to us, if at all, could subject us to significant losses and materially harm our business.

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

We expect to continue the expansion of our international operations, which will subject us to additional risks and uncertainties. Although we have established exchange delivery points (EDPs) in New York City, Los Angeles, London, Frankfurt and Hong Kong, we intend to expand our presence in the markets of Asia and Latin America. Foreign operations are subject to a variety of additional risks that could have an adverse effect on our business, including:

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

Acquisitions present many risks, and we may not realize the anticipated financial and strategic goals of any of our acquisitions.

We may in the future acquire complementary companies, products and technologies. Such acquisitions involve a number of risks, which may include the following:

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

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues, net income, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the section entitled “Additional Factors That May Affect Future Results” included herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exposure

The financial position and results of operations of our U.K. subsidiary are measured using GBP as the functional currency. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. The percentage of fee revenues denominated in British Pounds was approximately 20% for the year ended December 31, 2004 and approximately 16% for the six months ended June 30, 2005. In the second quarter 2005, the Company designated, on a prospective basis, approximately $12 million of its receivable from its U.K. subsidiary as permanent in nature and commenced reporting foreign exchange translation gains and losses on that amount as a component of accumulated other comprehensive loss included in stockholders’ equity. Prior to its designation as long term, the translation gains and losses related to this portion of the intercompany receivable were included in other income (expense), net in the consolidated statements of operations. In the first quarter 2005, approximately $0.2 million of foreign exchange loss related to this receivable was recorded in other income (expense), net.

Interest rate exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Assuming an average investment level in short-term interest bearing securities of $37 million, which is the balance at June 30, 2005, a one-percentage point decrease in the applicable interest rate would result in a $370,000 decrease in interest income.

Under the terms of our credit agreement with Silicon Valley Bank, our borrowings bear interest at the prime rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10,000 assuming $1 million of borrowings. At June 30, 2005, we had no outstanding borrowings under this agreement.

Item 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group, or collectively the Debtors, filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855,000. The Debtors claim that such payments were a preferential payment under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued while the Debtors sort out their administrative problems. In September 2004, the Debtors have confirmed a Plan of Liquidation which created a trust to proceed with liquidating avoidance actions. On May 18, 2005, the bankruptcy judge entered a Scheduling Order requiring us to appear at a Scheduling Conference on October 12, 2005.

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

After deducting expenses of the offering, we received net offering proceeds of approximately $66.6 million. We used approximately $15.2 million of our net proceeds to redeem the outstanding shares of our Series B and Series B-1 preferred stock and approximately $10.0 million to repay principal and interest outstanding under our credit facility with Silicon Valley Bank. Except with respect to the redemption of our Series B and Series B-1 preferred stock, none of the net proceeds were directly or indirectly paid to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. Approximately $40 million of the net proceeds of the offering have been invested into investment-grade marketable securities within the guidelines defined in our investment policy. Such funds remain invested in such securities as of June 30, 2005. The remaining proceeds have been used for working capital purposes. We regularly assess the specific uses and allocations for the remaining funds.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of stockholders was held on June 15, 2005.

There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 17,713,739 shares of our common stock out of a total number of 24,526,129 shares of common stock issued and outstanding and entitled to vote at the meeting.

The matters that were voted on at the Annual Meeting were:

The proposed election of the following two nominees as directors of the Company to serve for their designated Class of Directors and for such terms as follows:

The nominees for Class I Directors to serve until the 2008 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified:

Robert C. Atkinson; and

Mathew J. Lori

The results of the votes of the Annual Meeting were as follows:

Proposal	Number of Shares of Common Stock
	For	Withheld
Election of each of the nominees for the Board of Directors of the Company:
Robert C. Atkinson	17,561,016 Shares	152,723 Shares
Mathew J. Lori	17,560,216 Shares	153,523 Shares

Effective August 1, 2005, Mathew Lori resigned as a member of the Company’s Board of Directors (the “Board”) and member of the Audit Committee of the Board (the “Audit Committee”). There was no disagreement between Mr. Lori and the Company on any matter relating to the Company’s operations, policies or practices.

At a meeting of the Company’s Board held on August 2, 2005, Roger H. Moore was appointed a director to the Company’s Board to fill the vacancy left by the resignation of Mathew Lori. Mr. Moore was also appointed as a member of the Company’s Audit Committee.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Description of Exhibit
10.1	Patent Acquisition Agreement, dated as of June 3, 2005, by and between Arbinet-thexchange, Inc. and Summit Telecom Systems, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 21, 2005).

10.2	Amendment to Patent Acquisition Agreement, dated July 21, 2005 by and between Arbinet-thexchange, Inc. and Summit Telecom Systems, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 21, 2005).

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBINET-THEXCHANGE, INC.

Date: August 15, 2005	By:	/s/ J. Curt Hockemeier
J. Curt Hockemeier, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2005	By:	/s/ John J. Roberts
John J. Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer)