Form 10-Q
period 2005-09-30
ARBINET THEXCHANGE INC
filed 2005-11-14
CIK 1136655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No:   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No:   ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of October 31, 2005:

Class	Number of Shares
Common Stock, par value $0.001 per share	25,279,808

ARBINET-THEXCHANGE, INC.

- i -

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$53,532,660	$37,751,859
Marketable securities	—	20,749,000
Trade accounts receivable (net of allowances of $900,000 at December 31, 2004 and $700,000 at September 30, 2005)	27,351,810	23,491,797
Other current assets	2,369,746	1,638,547

Total current assets	83,254,216	83,631,203
Property and equipment, net	24,689,053	22,912,303
Intangible assets, net	1,862,772	2,600,532
Goodwill	2,170,236	1,948,790
Other assets	2,890,663	2,504,287

Total Assets	$114,866,940	$113,597,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Loan payable and capital lease obligations-current portion	$1,924,023	$958,747
Accounts payable	15,645,826	12,866,584
Deferred revenue	4,314,006	3,911,459
Accrued expenses and other current liabilities	9,445,247	8,878,555

Total current liabilities	31,329,102	26,615,345
Loan payable and capital lease obligations—long-term	1,719,181	333,633
Other long-term liabilities	6,580,791	5,824,329

Total Liabilities	39,629,074	32,773,307

Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 24,584,574 and 25,348,481 shares issued, respectively	24,584	25,348
Additional paid-in capital	176,073,297	179,769,083
Treasury stock, 68,673 shares	(1,274,549)	(1,274,549)
Deferred compensation	(160,707)	(3,462,592)
Accumulated other comprehensive loss	(350,571)	(1,164,609)
Accumulated deficit	(99,074,188)	(93,068,873)

Total Stockholders’ Equity	75,237,866	80,823,808

Total Liabilities and Stockholders’ Equity	$114,866,940	$113,597,115

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Trading revenues	$117,477,408	$122,059,465	$342,056,053	$367,366,759
Fee revenues	11,530,253	12,881,803	32,197,699	36,832,639

Total revenues	129,007,661	134,941,268	374,253,752	404,199,398
Cost of trading revenues	117,477,408	121,902,926	342,023,484	366,864,766

	11,530,253	13,038,342	32,230,268	37,334,632
Costs and expenses
Operations and development	3,524,315	3,409,035	9,541,864	10,319,687
Sales and marketing	1,170,209	1,807,522	3,937,224	5,456,491
General and administrative	2,176,357	3,248,991	6,617,933	9,058,651
Depreciation and amortization	2,437,570	2,070,086	6,716,744	6,936,377
Litigation settlement (Insurance reimbursement for litigation settlements)	850,000	—	850,000	(1,450,000)

Total costs and expenses	10,158,451	10,535,634	27,663,765	30,321,206

Income from operations	1,371,802	2,502,708	4,566,503	7,013,426
Interest income	55,652	454,336	195,479	1,142,352
Interest expense (including $422,150 and $1,257,270 of interest on redeemable preferred stock for the three months and the nine months ended September 30, 2004, respectively)	(687,294)	(52,352)	(2,181,540)	(305,949)
Other income (expense), net	(322,682)	(216,789)	(709,666)	(1,033,353)

Income before income taxes	417,478	2,687,903	1,870,776	6,816,476
Provision for income taxes	—	319,861	—	811,161

Net income	417,478	2,368,042	1,870,776	6,005,315
Preferred stock dividends and accretion	(1,791,245)	—	(5,177,817)	—

Net income (loss) attributable to common stockholders	$(1,373,767)	$2,368,042	$(3,307,041)	$6,005,315

Basic net income (loss) per share	$(0.52)	$0.10	$(1.32)	$0.24

Diluted net income (loss) per share	$(0.52)	$0.09	$(1.32)	$0.23

Shares used in computing basic net income (loss) per share	2,667,117	24,677,289	2,509,751	24,546,009

Shares used in computing diluted net income (loss) per share	2,667,117	25,391,693	2,509,751	25,663,944

Pro forma diluted net income per share	$0.02		$0.09

Pro forma shares used to compute diluted net income per share	21,254,440		21,097,074

Other comprehensive income (loss):
Foreign currency translation adjustment	(12,628)	(264,673)	(129,661)	(814,038)

Comprehensive (loss) income	$(1,386,395)	$2,103,369	$(3,436,702)	$5,191,277

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

	Nine Months Ended September 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,870,776	$6,005,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,716,744	6,936,377
Amortization of deferred compensation	54,784	218,556
Non-cash interest on redeemable preferred stock	1,257,270	—
Foreign currency exchange (gain) loss	(152,091)	331,737
Changes in operating assets and liabilities:
Trade accounts receivable, net	(8,681,688)	3,898,528
Other assets	536,130	1,097,612
Accounts payable	3,047,712	(2,805,347)
Deferred revenue, accrued expenses and other current liabilities	2,157,146	(769,880)
Other long-term liabilities	(914,853)	(756,462)

Net cash provided by operating activities	5,891,930	14,156,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of certain assets of Band-X	(4,160,000)	—
Acquisition of certain intangible assets of Summit	—	(1,100,000)
Purchases of property and equipment	(7,939,321)	(5,187,846)
Purchases of marketable securities	—	(20,749,000)

Net cash used in investing activities	(12,099,321)	(27,036,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of indebtedness	6,750,000	—
Repayment of indebtedness	(6,072,520)	(569,205)
Issuance of common stock	368,165	176,109
Loans made to stockholders, net of repayments	151,723	—
Payments on obligations under capital leases	(2,085,448)	(1,781,619)

Net cash used in financing activities	(888,080)	(2,174,715)

Effect of foreign exchange rate changes on cash	(10,815)	(725,676)

Net decrease in cash and cash equivalents	(7,106,286)	(15,780,801)

Cash and cash equivalents, beginning of year	17,147,245	53,532,660

Cash and cash equivalents, end of period	$10,040,959	$37,751,859

Supplemental disclosure of non-cash investing and financing activities:
Repayment of stockholders’ loans with common stock	$1,274,549	—

Issuance of restricted stock	—	$3,521,653

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Arbinet and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all adjustments (consisting of normal, recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Reclassifications

Certain amounts in the comparative periods have been reclassified to conform to the current period’s presentation.

Effects of Recently Issued Accounting Pronouncements

FASB Statement 123(R): Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its interpretations, and amends Statement 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in Statement 123(R) is similar to the fair-value approach permitted in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure will no longer be an alternative to financial statement recognition). In April 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for Statement 123R. In accordance with the new rule, the accounting provisions of Statement 123R will be effective for the Company in fiscal 2006. Historically, in accordance with Statement 123 and Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company had elected to follow the disclosure only provisions of Statement 123 and, accordingly, continues to account for share based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense is only disclosed in the footnotes to the financial statements. The Company will be required to adopt Statement No. 123(R) no later than the quarter beginning January 1, 2006. The Company is in the process of determining how the guidance regarding valuing share-based compensation as prescribed by Statement 123R will be applied to valuing share-based awards granted after the effective date and the impact that the recognition of compensation expense from prior awards will have on its financial statements. It is expected to have a negative effect on consolidated net income.

FASB Statement No. 154: Accounting Changes And Error Corrections

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting estimate.

Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Company does not currently anticipate any effect of this pronouncement on its statements of operations.

2. STOCK BASED COMPENSATION

The Company has elected under the provisions of Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to account for its employee stock options in accordance with Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), using an intrinsic value approach to measure compensation expense, if any. Companies that account for stock-based compensation arrangements for its employees under APB No. 25 are required by SFAS No. 123 to disclose the pro forma effect on net income (loss) as if the fair value based method prescribed by SFAS No. 123 had been applied. The Company has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

Had the compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant, the Company’s pro forma net income (loss) would have been as shown below.

	Nine Months Ended September 30,
	2004	2005
Net income (loss) attributable to common stockholders, as reported	$(3,307,041)	$6,005,315
Add: Stock-based compensation expense as reported, net of tax	54,784	218,556
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(244,289)	(9,981,450)

Pro forma net income (loss)	$(3,496,546)	$(3,757,579)

Income (loss) per share:
Basic — as reported	$(1.32)	$0.24

Diluted — as reported	$(1.32)	$0.23

Basic — pro forma	$(1.39)	$(0.15)

Diluted — pro forma	$(1.39)	$(0.15)

The fair market value of each option grant for all years presented has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

September 30,
	2004	2005
Expected option lives	4 years	4 years
Risk-free interest rates	2.95%	3.43%
Expected volatility	38.2%	37.4%
Dividend yield	0%	0%

On August 25, 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested employee stock options issued under its 2004 Stock Incentive Plan that have an exercise price in excess of $10. Pursuant to this action, options to purchase approximately 1.4 million shares became exercisable immediately. Based on the closing price on August 24, 2005 of $6.35, none of these options have intrinsic economic value at this time. The vesting acceleration enables the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of SFAS 123R in January 2006. As a result of this change, the Company expects to reduce the pre-tax stock option expense it otherwise would have been required to record under SFAS 123R by approximately $7.8 million over a four-year period of which approximately $2.5 million would be avoided in 2006.

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

The following is a reconciliation of the basic weighted average number of common shares outstanding to diluted weighted average number of common and common share equivalent shares outstanding:

	Nine Months Ended September 30,
	2004	2005
Basic number of common shares outstanding	2,509,751	24,546,009
Dilutive effect of stock options and warrants	—	1,117,935

Dilutive number of common and common share equivalents	2,509,751	25,663,944

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been antidilutive:

	September 30, 2004	September 30, 2005
Redeemable convertible preferred stock	16,991,134	—
Stock options	1,565,711	1,405,284
Preferred stock warrants	407,164	—
Common stock warrants	169,006

	19,133,015	1,405,284

The shares used in calculating the pro forma net income per share assume the conversion of the following mandatorily redeemable convertible preferred shares and warrants outstanding:

September 30, 2004
Net income	$1,870,776

Weighted average common shares outstanding	2,509,751
Plus conversion of mandatorily redeemable convertible preferred stock	16,991,134

Total weighted average shares outstanding used in computing pro forma net income per share	19,500,885
Dilutive effect of stock options and warrants	1,596,189

Total common stock and common stock equivalents	21,097,074

Pro forma basic net income per share	$0.10

Pro forma diluted net income per share	$0.09

3. MARKETABLE SECURITIES

Marketable securities have been classified as available-for-sale and are carried at fair value based on quoted market prices. Interest on marketable securities is recognized as income when earned. Realized gains and losses are calculated using specific identification. The fair value of marketable securities at September 30, 2005 approximates cost. All marketable securities at September 30, 2005 have a maturity of one year or less. The following is a summary of marketable securities at September 30, 2005 by type:

Commercial Paper	$16,775,000
U.S. Government and federal agency obligations	12,650,000
Corporate bonds	2,974,000

32,399,000
Less: amounts classified as cash equivalents	11,650,000

Total marketable securities	$20,749,000

4. INCOME TAXES

The Company recorded an income tax provision of approximately $320,000 and $811,000 for the three months and nine months ended September 30, 2005, respectively, based upon the Company’s estimated effective annual tax rate of 11.9%. The difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards, the impact of state taxes and the impact of foreign taxes on the portion of pre-tax income associated with the Company’s U.K. subsidiary.

5. STOCKHOLDERS’ EQUITY

The table below summarizes the issued share activity for the Company’s common stock since December 31, 2004. Treasury shares held by the Company are included in these balances:

Balance as of December 31, 2004	24,584,574
Exercise of options	118,015
Exercise of warrants	123,112
Issuance of restricted stock	522,780

Balance as of September 30, 2005	25,348,481

During August 2005, the Company awarded 512,780 restricted stock grants under its 2004 Stock Incentive Plan. These grants, which were issued to certain officers and employees of the Company, vest annually over a three-year period. Approximately $3.3 million of deferred compensation, which will be amortized over the life of the grants, was recorded as a result of this transaction.

6. RESTRUCTURING CHARGES

During 2001 and 2002, the Company exited two separate facilities and accordingly recorded charges for the future lease obligations, net of estimated sub-lease income. The table below shows the amount of the charges and the cash payments related to those liabilities.

Balance at December 31, 2004	$4,575,671
Cash payments	(701,527)

Balance at September 30, 2005	$3,874,144

As of September 30, 2005, $1.0 million of the $3.9 million balance is recorded in accrued liabilities and $2.9 million is recorded in other long-term liabilities.

7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group, or collectively the Debtors, filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855,000. The Debtors claim that such payments were a preferential payment under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued while the Debtors sort out their administrative problems. In September 2004, the Debtors have confirmed a Plan of Liquidation which created a trust to proceed with liquidating avoidance actions. On May 18, 2005, the bankruptcy judge entered a Scheduling Order requiring us to appear at a Scheduling Conference on October 12, 2005. At the October 12, 2005 scheduling conference, the Court ordered various discovery dates.

On December 13, 2004, we received a letter from legal counsel to Zarick Schwartz and his company, ATOS, with respect to his alleged intellectual property rights relating to telecommunications operating system technology. Among other matters, Mr. Schwartz and ATOS claimed that Mr. Schwartz is the sole inventor of technology that was subsequently claimed by Arbinet as the subject matter of certain of our patents. Arbinet denies all of the allegations. On December 14, 2004, we reached an agreement with Mr. Schwartz and ATOS to submit this dispute to binding arbitration. The parties have agreed that in the event the arbitration determines that Mr. Schwartz is in fact the sole inventor of the subject matter claimed in at least one of Arbinet’s patents listed in the December 13, 2004 letter, and the operation of Arbinet’s business comes within the scope of such claim, then Arbinet shall pay Mr. Schwartz or ATOS an aggregate of $1.5 million over five years. In the event the arbitration determines that Mr. Schwartz is not the sole inventor of the subject matter of any of the listed Arbinet patents, then Arbinet shall pay Mr. Schwartz or ATOS an aggregate of $500,000. Mr. Schwartz released all other claims against Arbinet, other than the inventorship claims to be arbitrated in the binding arbitration. Mr. Schwartz has agreed to assign any and all of his rights in the Arbinet patents, if it is determined that he has any rights, to Arbinet, and Mr. Schwartz will cooperate in executing any documents needed to perfect Arbinet’s interests in its patents worldwide. Each of the parties shall bear its own costs and expenses, including legal fees. Arbinet intends to vigorously defend itself during the arbitration to ensure that inventorship is properly determined.

On March 15, 2005, Schwartz filed a Demand for Arbitration with the American Arbitration Association (“AAA”). On March 16, 2005, counsel for Schwartz wrote to counsel for Arbinet stating that Schwartz was “narrowing the claims to perhaps two and preferably one to assert during the arbitration.” Schwartz has not, however, indicated which patent or patents and which claim or claims he intends to pursue during the arbitration and has, since March 16, 2005, retained replacement counsel who may take a different position. On April 6, 2005, Arbinet filed its Answer and Counterclaims. Arbinet’s Answer “denies generally, that Schwartz is an inventor, sole or otherwise, of any Arbinet Patent.” Arbinet’s Counterclaims include claims for duress, fraud, intentional interference with prospective business advantage, and anticipatory breach of contract. On July 14, 2005, the AAA decided that the arbitration would be heard by three arbitrators. Schwartz disputed that decision and, on August 29, 2005, filed an action in the United States District Court for the District of New Jersey, Civil Action No. 05-4234, requesting an order overturning the AAA’s decision and requesting sanctions, including attorneys fees. On November 1, 2005, the District Court dismissed Schwartz’s challenge to the AAA’s decision for lack of subject matter jurisdiction.

During the period August 11, 2005 through September 26, 2005, we were named as a defendant in four purported securities class action lawsuits that were filed in the state and federal courts in New Jersey against us and certain of our officers, current and former directors and the underwriters for our initial public offering: Jonathan Crowell v. Arbinet-thexchange, Inc., et al., MID-L-5874-05 (N.J. Sup. Ct.); Harish Grover v. Arbinet-thexchange, Inc., et al., C.A. No. 05-CV-04404 (D. N.J.); Sandra Schwartz v. Arbinet-thexchange, Inc., et al., C.A. No. 05-CV-04444 (D. N.J.); and James Bendrick v. Arbinet-thexchange, Inc., et al., C.A. No. 05-CV-04664 (D. N.J.). On September 27, 2005 defendants removed the Crowell action to United States District Court for the District of New Jersey, where it has been docketed as Jonathan Crowell v. Arbinet-thexchange, Inc., et al., C.A. No. 05-CV-4697.

These lawsuits allege violations of the registration and anti-fraud provisions of the federal securities laws due to alleged statements in and omissions from Arbinet’s initial public offering registration statement, as well as statements made by the Company following the IPO. The complaints seek, among other things, unspecified damages and costs associated with the litigation. We believe the claims against us are without merit and intend to defend the litigation vigorously. The litigation process is inherently uncertain, however, and we cannot guarantee that the outcome of these lawsuits will be favorable for us or that damages awarded, if any, will not be material to our business or financial position.

With respect to other pending or threatened litigation matters previously disclosed by the Company in its filings with the Securities and Exchange Commission, including the Octane/ATGF matter and the Mashinsky matter, there were no material developments relating to such matters during the quarter ended September 30, 2005. For a description of such matters, see the Company’s disclosure in “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

8. ACQUISITION OF INTANGIBLE ASSETS

The Company and Summit Telecom Systems, Inc. (“Summit”) entered into a Patent Acquisition Agreement on June 3, 2005 and an Amendment to the Patent Acquisition Agreement on July 21, 2005 (together, the “Agreements”), pursuant to which Arbinet obtained Summit’s entire right, title and interest in certain intellectual property, including patents relating to the field of telecommunications services. Under the terms of the Agreements, in July 2005 Arbinet made an initial cash payment to Summit of $900,000. A second cash payment of $200,000 is being held in escrow until June 2006 at which time it will be released to Summit. These acquired assets are being amortized over 10 years and are included in Intangible assets, net.

9. SUBSEQUENT EVENT

On November 10, 2005, the Company executed the Amended and Restated Factoring Agreement, by and between, GMAC Commercial Finance LLC (“GMAC”) and Arbinet-thexchange, Inc. which in effect extended the agreement with GMAC until April 30, 2007 and amended certain terms, including reducing the minimum annual commission to $350,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We record trading revenues because:

•	all traffic traded on our exchange is routed through one of our switches; and

•	we are obligated to pay sellers for the minutes they sell on our exchange regardless of whether we ultimately collect from buyers.

Our fee revenues represent the amounts we charge buyers and sellers for the following:

•	a monthly minimum fee based on the amount of capacity that members have connected to our switches and overage fees for the number of minutes or megabytes which are routed through our switches in excess of amounts allowed under the monthly minimum, or collectively referred to as access fees, which comprised approximately 80% of fee revenues for both the nine months ended September 30, 2004 and 2005;

•	a credit risk management fee, which is a charge for the credit management, clearing and settlement services we provide;

•	a membership fee to join our exchange; and

•	additional services as utilized by our members for items such as premium service offerings and accelerated payment terms.

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

Business Development

We will continue to seek to increase our trading volume. We aim to achieve this by increasing participation on our exchange from existing members, increasing membership on our exchange, expanding our global presence, developing and marketing complementary services and leveraging our platform to allow the trading, routing and settling of other digital goods, such as Internet capacity. We currently have exchange delivery points, or EDPs in New York, Los Angeles, London, Frankfurt and Hong Kong. We plan to expand our presence in the high-growth markets of Asia through our EDP in Hong Kong and Latin America with a new EDP in Miami, Florida or South America. We can initially establish an EDP in a new market without any additional capital by directly connecting the new EDP to one of our existing EDPs through a leased network, as we have accomplished for our EDP in Frankfurt. Once we have sufficient business in a new market, we may install a new switch for the EDP in that market for a cost of approximately $1.0 million. We plan to develop, market and expand services that are complementary to our existing offerings, including enhanced trading, credit and clearing services and switch partitioning. We may not be successful in doing so due to many factors, including the business environment in which we operate.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data for the three months and the nine months ended September 30, 2004 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2005		2004		2005
	(in thousands)				(in thousands)
Trading revenues	$117,477		$122,059		$342,056		$367,367
Fee revenues	11,530		12,882		32,198		36,833

Total revenues	129,008		134,941		374,254		404,199
Cost of trading revenues	117,477		121,903		342,023		366,865

	11,530		13,038		32,230		37,335
Costs and expenses:
Operations and development	3,524		3,409		9,542		10,320
Sales and marketing	1,170		1,808		3,937		5,456
General and administrative	2,176		3,249		6,618		9,059
Depreciation and amortization	2,438		2,070		6,717		6,936
Litigation settlement (Insurance reimbursement for litigation settlements)	850		—		850		(1,450)

Total costs and expenses:	10,158		10,536		27,664		30,321

Income from operations	1,372		2,503		4,567		7,013
Interest income	56		454		195		1,142
Interest expense	(687)		(52)		(2,182)		(306)
Other income (expense)	(323)		(217)		(710)		(1,033)

Income before income taxes	417		2,688		1,871		6,816
Provision for income taxes	—		320		—		811

Net income	$417		$2,368		$1,871		$6,005

Fee revenues	100%		100%		100%		100%

Costs and expenses:
Operations and development	31%		26%		30%		28%
Sales and marketing	10%		14%		12%		15%
General and administrative	19%		25%		21%		25%
Depreciation and amortization	21%		16%		21%		19%
Insurance reimbursement for litigation settlements	7%		—		3%		(4	) %

Total costs and expenses:	88%		82%		86%		82%

Income from operations	12%		19%		14%		19%
Interest income	0%		4%		1%		3%
Interest expense	(6	) %	0%		(7	) %	(1	) %
Other income (expense)	(3	) %	(2	) %	(2	) %	(3	) %

Income before income taxes	4%		21%		6%		19%
Provision for income taxes	—		2%		—		2%

Net income	4%		18%		6%		16%

Comparison of Nine Months Ended September 30, 2004 and 2005

Trading revenues and cost of trading revenues

Trading revenues increased 7.4 % from $342.1 million for the nine months ended September 30, 2004 to $367.4 million for the nine months ended September 30, 2005. The increase in trading revenues was due to both an increase in the volume traded by our members on our exchange and an increase in the number of members trading on our exchange offset by a lower average trade rate per minute. Specifically the factors affecting trading revenues included:

•	A total of 9.0 billion minutes were bought and sold on Arbinet’s exchange in the nine months ended September 30, 2005, up 20% from the 7.5 billion minutes for the nine months ended September 30, 2004. This increase was due to 1,073.5 million completed calls in the nine months ended September 30, 2005, up 24 % from the 866.3 million completed calls for the nine months ended September 30, 2004, offset by lower average call duration. The average call duration on our exchange for the nine months ended September 30, 2005 was 4.2 minutes per call compared to 4.3 minutes per call for the nine months ended September 30, 2004. The lower average call duration was primarily a result of a change in the mix of geographic markets traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

•	The number of members trading on our exchange increased from 343 on September 30, 2004 to 384 on September 30, 2005.

•	The average trade rate, which represents the average price per minute of completed calls on the exchange, for the nine months ended September 30, 2005 was $0.082 per minute compared to $0.091 per minute in the nine months ended September 30, 2004. The lower average trade rate per minute was due to a change in the mix of geographic markets traded on the exchange by our members. The volatility in average trade rate is expected to continue in the future.

As a result of increases in trading revenues, cost of trading revenues increased 7.3% from $342.0 million for the nine months ended September 30, 2004 to $366.9 million for the nine months ended September 30, 2005.

Fee revenues

Fee revenues increased 14.4% from $32.2 million for the nine months ended September 30, 2004 to $36.8 million for the nine months ended September 30, 2005. Fee revenues increased as a result of minutes increasing 20% for the comparable period offset, in part, by lower pricing. Average fee revenue per minute was $0.0041 in the nine months ended September 30, 2005 compared to $0.0043 in the nine months ended September 30, 2004. Average fee revenue per minute declined as more exchange members achieved volume based discounts and we offered limited fee discounts to certain high-quality sellers in order to incent those sellers to add supply to certain markets which had higher demand within the exchange. Although the majority of these short term incentives ended in April 2005, we may provide incentives to improve liquidity in our exchange in the future and that along with members continuing to achieve higher volume levels may lead to a decline in average fee revenue per minute in the future.

Operations and development

Operations and development costs increased 8.2% from $9.5 million to $10.3 million for the nine months ended September 30, 2004 and 2005, respectively. This increase was primarily the result of increased rent and related utilities of $0.6 million and increased compensation-related expense of $0.6 million. Most of the increase in compensation-related expenses is the result of increased headcount to support our data business.

Sales and marketing

Sales and marketing expenses increased 38.6% from $3.9 million to $5.5 million for the nine months ended September 30, 2004 and 2005, respectively. This increase was primarily the result of increased compensation-related expense of $1.0 million and increased business travel expense of $0.3 million.

General and administrative

General and administrative expenses increased 36.9% from $6.6 million to $9.1 million for the nine months ended September 30, 2004 and 2005, respectively. This increase was primarily the result of higher compensation expense of $0.4 million, higher litigation expense of $0.4 million, higher consulting and professional fees of $0.6 million and higher insurance expense of $0.6 million.

Depreciation and amortization

Depreciation and amortization increased 3.3% from $6.7 million to $6.9 million for the nine months ended September 30, 2004 and 2005, respectively. This resulted from additional capital expenditures of approximately $8.0 million which were made during the last three months of 2004 and the first nine months of 2005 partially offset by certain fixed assets that became fully depreciated over the course of 2005.

Interest and other income/expense

Interest income increased primarily due to the amount earned on invested cash proceeds from our initial public offering in December 2004. Interest expense decreased 86% from $2.2 million to $0.3 million for the nine months ended September 30, 2004 and 2005, respectively. This decrease resulted from $1.3 million of non-cash interest expense recorded in the 2004 period and not in the 2005 period related to Series B and B-1 Preferred Stock. Interest expense also decreased as a result of our repayment of approximately $14.0 million in outstanding loans during 2004. Other income (expense), net includes net gains (losses) resulting from foreign currency transactions of approximately $0.1 million and $(0.3) million for the nine months ended September 30, 2004 and 2005, respectively. The loss from foreign currency transactions in the nine months ended September 30, 2005 is primarily due to the strengthening of the U.S. dollar versus the British Pound from December 31, 2004 to September 30, 2005 and its effect on a U.S. dollar-denominated liability on the books of the Company’s U.K. subsidiary.

Provision for income taxes

The Company recorded an income tax provision of approximately $811,000 for the nine months ended September 30, 2005 based upon the Company’s estimated effective annual tax rate of 11.9%. The difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards, the impact of state taxes and the impact of foreign taxes on the portion of pre-tax income associated with the Company’s U.K. subsidiary.

Comparison of Three Months Ended September 30, 2004 and 2005

Trading revenues and cost of trading revenues

Trading revenues increased 3.9% from $117.5 million for the three months ended September 30, 2004 to $122.1 million for the three months ended September 30, 2005. The increase in trading revenues was due to both an increase in the volume traded by our members on our exchange and an increase in the number of members trading on our exchange offset by a lower average trade rate per minute. Specifically the factors affecting trading revenues included:

•	A total of 3.0 billion minutes were bought and sold on Arbinet’s exchange in the three months ended September 30, 2005, up 12% from the 2.7 billion minutes for the three months ended September 30, 2004. This increase was due to 359.7 million completed calls in the three months ended September 30, 2005, up 17% from the 308.2 million completed calls for the three months ended September 30, 2004, offset by lower average call duration. The average call duration on our exchange for the three months ended September 30, 2005 was 4.2 minutes per call compared to 4.4 minutes per call for the three months ended September 30, 2004. The lower average call duration was primarily a result of a change in the mix of geographic markets traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

•	The number of members trading on our exchange increased from 343 on September 30, 2004 to 384 on September 30, 2005.

•	The average trade rate, which represents the average price per minute of completed calls on the exchange, for the three months ended September 30, 2005 was $0.081 per minute compared to $0.087 per minute in the three months ended September 30, 2004. The lower average trade rate per minute was due to a change in the mix of geographic markets traded on the exchange by our members. The volatility in average trade rate is expected to continue in the future.

As a result of increases in trading revenues, cost of trading revenues increased 3.8% from $117.5 million for the three months ended September 30, 2004 to $121.9 million for the three months ended September 30, 2005.

Fee revenues

Fee revenues increased 11.7% from $11.5 million for the three months ended September 30, 2004 to $12.9 million for the three months ended September 30, 2005. Fee revenues increased as a result of minutes increasing 12% for the comparable period offset, in part, by lower pricing. Average fee revenue per minute was $0.0041 in the three months ended September 30, 2005 compared to $0.0043 in the three months ended September 30, 2004. Average fee revenue per minute declined as more exchange members achieved volume based discounts. We may continue to provide additional volume and other incentives to improve liquidity in our exchange in the future which may lead to a decline in average fee revenue per minute in the future.

Operations and development

Operations and development costs decreased 3.3% from $3.5 million to $3.4 million for the three months ended September 30, 2004 and September 30, 2005, respectively.

Sales and marketing

Sales and marketing expenses increased 54.5% from $1.2 million to $1.8 million for the three months ended September 30, 2004 and September 30, 2005, respectively. This increase was primarily the result of increased compensation-related expense of $0.4 million and increased business travel expense of $0.1 million.

General and administrative

General and administrative expenses increased 49.3% from $2.2 million to $3.2 million for the three months ended September 30, 2004 and September 30, 2005, respectively. This increase was primarily the result of higher compensation expense of $0.2 million, higher litigation expense of $0.2 million, higher consulting and professional fees of $0.4 million, and higher insurance expense of $0.2 million.

Depreciation and amortization

Depreciation and amortization decreased 15.1% from $2.4 million to $2.1 million for the three months ended September 30, 2004 and September 30, 2005, respectively. This resulted from the effect of certain assets becoming fully depreciated. These assets were replaced with new assets purchased at a lower cost.

Interest and other income/expense

Interest income increased primarily due to the amount earned on invested cash proceeds from our initial public offering in December 2004. Interest expense decreased 92.4% from $0.7 million to $0.1 million for the three months ended September 30, 2004 and September 30, 2005, respectively. This decrease resulted from $0.4 million of non-cash interest expense recorded in the 2004 period and not in the 2005 period related to Series B and B-1 Preferred Stock. Interest expense also decreased as a result of our repayment of approximately $14.0 million in outstanding loans during 2004.

Provision for income taxes

The Company recorded an income tax provision of approximately $320,000 for the three months ended September 30, 2005 based upon the Company’s estimated effective annual tax rate of 11.9%. The difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards, the impact of state taxes and the impact of foreign taxes on a portion of pre-tax income associated with the Company’s U.K. subsidiary.

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

During the nine months ended September 30, 2005, we made approximately $5.2 million of capital expenditures which were funded primarily from cash generated through operations. At September 30, 2005, we had cash and cash equivalents of $37.8 million and marketable securities of $20.7 million. We also are party to a $25.0 million lending facility with Silicon Valley Bank, under which we can borrow against our accounts receivable and general corporate assets. As of September 30, 2005, we had the full $25.0 million available to us as no amounts were outstanding under this facility. We believe that our current cash, cash equivalents and marketable securities and cash flows from operating activities, should be sufficient for us to fund our current operations for the foreseeable future. To the extent we require additional capital to fund our working capital or capital expenditures, we intend to seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all.

The following table sets forth components of our cash flows for the following periods:

	Nine Months ended September 30,
	2004	2005
Net cash provided by operating activities	$5,891,930	$14,156,436
Net cash used in investing activities	12,099,321	27,036,846
Net cash used in financing activities	888,080	2,174,715

Cash provided by operating activities

Cash provided by operations for the nine months ended September 30, 2005 was primarily attributable to net income of $6.0 million adjusted for depreciation and amortization of $6.9 million. Cash provided by operating activities for the nine months ended September 30, 2004 was attributable to net income of $1.9 million adjusted for depreciation and amortization of $6.7 million, non-cash interest expense of $1.3 million, partially offset by an increase in operating net assets of $4.0 million.

Cash used in investing activities

Total capital expenditures for the nine months ended September 30, 2005 were $5.2 million related primarily to the purchase of computer equipment and telecommunications switching equipment. Total purchases of marketable securities for the nine months ended September 30, 2005 were $20.7 million. In July 2005 the Company obtained Summit Telecom Systems, Inc.’s entire right, title and interest in certain intellectual property, including patents relating to the field of telecommunications services for $1.1 million. Total capital expenditures for the nine months ended September 30, 2004 were $7.9 million related primarily to the purchase of computer equipment and telecommunications switching equipment. In September 2004, we acquired the Internet protocol trading exchange business of Band-X Limited, or Band-X, with operations located in New York, London, and Edinburgh, Scotland for approximately $4.3 million in cash.

Cash provided by financing activities

Cash used in financing activities for the nine months ended September 30, 2005 was primarily attributable to the repayment of approximately $2.4 million in debt. Cash used in financing activities for the nine months ended September 30, 2004 was primarily attributable to the borrowing of $6.75 million under our credit line with Silicon Valley Bank partially offset by the repayment of approximately $8.2 million in debt. A $4.0 million portion of this borrowing was used to finance our acquisition of Band-X’s Internet protocol trading exchange business.

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

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on our exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on our exchange. As part of managing the credit risk associated with buyers on our exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

•	Netting. We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the nine months ended September 30, 2005, 35% of our trading revenues were offset by selling activity.

•	Credit risk assessment and underwriting. GMAC and Highbridge provide us with credit risk assessment and credit underwriting services. Under the terms of our agreements with GMAC and Highbridge either GMAC or Highbridge assumes the credit risk of selected members to enable such members to purchase voice calls or Internet capacity on our exchange.

•	Self underwriting. Members can self-finance a credit line with us by prepaying, posting a cash deposit or letter of credit or by placing money in escrow.

•	CreditWatch system. We enter a credit line for each member into our CreditWatch system. This credit line is the sum of the GMAC credit line, Highbridge credit line, selling activity, other cash collateral and Arbinet provided credit. The CreditWatch system regularly monitors a member’s net trading balance and sends email alerts to each member who surpasses 50%, 75% and 90% of its available credit limit and is able to automatically suspend a member’s ability to buy as its net balance reaches its total credit line.

•	Frequent settlement. We have two trading periods per month. Payments from buyers are due fifteen days after the end of each trading period. This frequent settlement reduces the amount outstanding from our buyers. The frequent clearing of trading balances, together with the ability to net buy and sell transactions, allows our members to trade large dollar volumes while minimizing the outstanding balance that needs to be underwritten by additional sources of credit.

We occasionally issue credit lines to our members based on our review of a member’s financial statements and payment history with us. Typically, these credit lines are in excess of the credit lines issued by GMAC or Highbridge. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. While there are no written procedures regarding the extension of credit lines, we have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. For the nine months ended September 30, 2005, approximately 97% of our trading revenues were covered by GMAC and Highbridge credit lines, netting, prepayments or other cash collateral, of which 49% were covered by GMAC and Highbridge credit lines. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the future, we may elect to increase the amount of our credit we extend to our customers we deem creditworthy in order to reduce our credit underwriting costs. If buyers fail to pay us for any reason and we have not been able or have elected not to secure credit risk protection with respect to these buyers, our business could be adversely affected. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues that could materially affect our results of operations.

We have certain minimum annual commissions due pursuant to the terms of our agreements with each of GMAC and Highbridge. Pursuant to the terms of our agreement with GMAC, which has been extended until April 30, 2007, we are required to pay a minimum annual commission of $350,000 and pursuant to the terms of our agreement with Highbridge we are required to pay a minimum quarterly commission of $150,000.

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

We have incurred significant losses since our inception in November 1996. At December 31, 2004, our accumulated deficit was approximately $99.1 million. Although we achieved net income of $6.0 million in the nine months ended September 30, 2005, we expect to incur significant future expenses, particularly with respect to the development of new products and services, deployment of additional infrastructure and expansion in strategic global markets. To remain profitable, we must continue to increase the usage of our exchange by our members and attract new members in order to improve the liquidity of our exchange. We must also deliver superior service to our members, mitigate the credit risks of our business and develop and commercialize new products and services. We may not succeed in these activities and may never generate revenues that are significant or large enough to sustain profitability on a quarterly or annual basis. A large portion of our fee revenues is derived from fees that we charge our members on a per-minute and per-megabyte basis. Therefore, a general market decline in the price for voice calls and Internet capacity may adversely affect the fees we charge our members in order to keep or increase the volume of member business and could materially impact our future revenues and profits. Our failure to remain profitable would depress the market price of our common stock and could impair our ability to expand our business, diversify our product and service offerings or continue our operations.

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

We currently rely on GMAC and Highbridge to bear a significant portion of the credit risk exposure to us with respect to transactions executed on our exchange. Although we have an alternative arrangement with Highbridge to provide supplemental credit risk protection, if GMAC terminates the contract upon an event of default or if we are unable to identify a suitable alternative credit risk provider on acceptable terms, we may be unable to mitigate the credit risk associated with our business. Our agreement with Highbridge expires on December 12, 2005. Additionally, the agreement is terminable upon 60 days’ notice, with a $250,000 termination fee, if the agreement is cancelled by us in the first year. For the year ended December 31, 2004, approximately 48% of our trading revenues were covered by GMAC and Highbridge credit lines. The failure to find a replacement for either GMAC or Highbridge on terms acceptable to us, if at all, could subject us to significant losses and materially harm our business.

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

We are dependent on the members of our senior management team, in particular, J. Curt Hockemeier, our President and Chief Executive Officer, for our business success. Our employment agreements with Mr. Hockemeier and our other executive officers are terminable on short notice or no notice. We do not carry key man life insurance on the lives of any of our key personnel. The loss of any of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could significantly affect our current and future growth. In addition, our growth will require us to hire a significant number of qualified technical and administrative personnel. There is intense competition for human resources, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful operation and growth of our exchange. The loss of the services of key personnel or the inability to attract new employees when needed could severely harm our business.

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

If there is an adverse outcome in the securities class action lawsuits that have been filed against us or our current or former directors and officers, our business may be materially harmed. Further, defending against these lawsuits may be expensive and could divert the attention of our management.

Four purported class action lawsuits claiming violations of securities laws were filed between August 11, 2005 and September 26, 2005 in the state and federal courts in New Jersey against us and certain of our officers, current and former directors and the underwriters for our initial public offering. These lawsuits allege violations of the registration and anti-fraud provisions of the federal securities laws due to alleged statements in and omissions from our initial public offering registration statement, as well as statements made by us following the initial public offering. The complaints seek, among other things, unspecified damages and costs associated with the litigation.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of these pending lawsuits. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome, our business could be materially harmed. Moreover, responding to and defending the pending litigation could result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We use internally custom-developed systems to process transactions executed on our exchange, including billing and collections processing. We must continually improve these systems in order to accommodate the level of use of our exchange. In addition, we may add new features and functionality to our services that may result in the need to develop or license additional technologies. Our inability to add additional software and hardware or to upgrade our technology, transaction processing systems or network infrastructure to accommodate increased traffic or transaction volume could have adverse consequences. These consequences include unanticipated system disruptions, slower response times, degradation in levels of member support, impaired quality of the members’ experiences of our service and delays in reporting accurate financial information. Our failure to provide new features or functionality also could result in these consequences. We may be unable to effectively upgrade and expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to expand our business.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or have purchased under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. However, we may not hold proprietary rights to some of our current or future methods and technologies. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in industry-related literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patent applications. As a result, we may be required to obtain licenses under third-party patents. If licenses are not available to us on acceptable terms, or at all, we will not be able to operate our exchange or commercialize our product and services candidates.

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

Foreign currency exposure

The financial position and results of operations of our U.K. subsidiary are measured using GBP as the functional currency. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. The percentage of fee revenues denominated in British Pounds was approximately 20% for the year ended December 31, 2004 and approximately 15% for the nine months ended September 30, 2005.

Interest rate exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Assuming an average investment level in short-term interest bearing securities of $38.0 million, which is the balance at September 30, 2005, a one-percentage point decrease in the applicable interest rate would result in a $380,000 decrease in interest income.

Under the terms of our credit agreement with Silicon Valley Bank, our borrowings bear interest at the prime rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10,000 assuming $1.0 million of borrowings. At September 30, 2005, we had no outstanding borrowings under this agreement.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group, or collectively the Debtors, filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855,000. The Debtors claim that such payments were a preferential payment under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued while the Debtors sort out their administrative problems. In September 2004, the Debtors have confirmed a Plan of Liquidation which created a trust to proceed with liquidating avoidance actions. On May 18, 2005, the bankruptcy judge entered a Scheduling Order requiring us to appear at a Scheduling Conference on October 12, 2005. At the October 12, 2005 scheduling conference, the Court ordered various discovery dates.

On December 13, 2004, we received a letter from legal counsel to Zarick Schwartz and his company, ATOS, with respect to his alleged intellectual property rights relating to telecommunications operating system technology. Among other matters, Mr. Schwartz and ATOS claimed that Mr. Schwartz is the sole inventor of technology that was subsequently claimed by Arbinet as the subject matter of certain of our patents. Arbinet denies all of the allegations. On December 14, 2004, we reached an agreement with Mr. Schwartz and ATOS to submit this dispute to binding arbitration. The parties have agreed that in the event the arbitration determines that Mr. Schwartz is in fact the sole inventor of the subject matter claimed in at least one of Arbinet’s patents listed in the December 13, 2004 letter, and the operation of Arbinet’s business comes within the scope of such claim, then Arbinet shall pay Mr. Schwartz or ATOS an aggregate of $1.5 million over five years. In the event the arbitration determines that Mr. Schwartz is not the sole inventor of the subject matter of any of the listed Arbinet patents, then Arbinet shall pay Mr. Schwartz or ATOS an aggregate of $500,000. Mr. Schwartz released all other claims against Arbinet, other than the inventorship claims to be arbitrated in the binding arbitration. Mr. Schwartz has agreed to assign any and all of his rights in the Arbinet patents, if it is determined that he has any rights, to Arbinet, and Mr. Schwartz will cooperate in executing any documents needed to perfect Arbinet’s interests in its patents worldwide. Each of the parties shall bear its own costs and expenses, including legal fees. Arbinet intends to vigorously defend itself during the arbitration to ensure that inventorship is properly determined.

On March 15, 2005, Schwartz filed a Demand for Arbitration with the American Arbitration Association (“AAA”). On March 16, 2005, counsel for Schwartz wrote to counsel for Arbinet stating that Schwartz was “narrowing the claims to perhaps two and preferably one to assert during the arbitration.” Schwartz has not, however, indicated which patent or patents and which claim or claims he intends to pursue during the arbitration and has, since March 16, 2005, retained replacement counsel who may take a different position. On April 6, 2005, Arbinet filed its Answer and Counterclaims. Arbinet’s Answer “denies generally, that Schwartz is an inventor, sole or otherwise, of any Arbinet Patent.” Arbinet’s Counterclaims include claims for duress, fraud, intentional interference with prospective business advantage, and anticipatory breach of contract. On July 14, 2005, the AAA decided that the arbitration would be heard by three arbitrators. Schwartz disputed that decision and, on August 29, 2005, filed an action in the United States District Court for the District of New Jersey, Civil Action No. 05-4234, requesting an order overturning the AAA’s decision and requesting sanctions, including attorneys fees. On November 1, 2005, the District Court dismissed Schwartz’s challenge to the AAA’s decision for lack of subject matter jurisdiction.

During the period August 11, 2005 through September 26, 2005, we were named as a defendant in four purported securities class action lawsuits that were filed in the state and federal courts in New Jersey against us and certain of our officers, current and former directors and the underwriters for our initial public offering: Jonathan Crowell v. Arbinet-thexchange, Inc., et al., MID-L-5874-05 (N.J. Sup. Ct.); Harish Grover v. Arbinet-thexchange, Inc., et al., C.A. No. 05-CV-04404 (D. N.J.); Sandra Schwartz v. Arbinet-thexchange, Inc., et al., C.A. No. 05-CV-04444 (D. N.J.); and James Bendrick v. Arbinet-thexchange, Inc., et al., C.A. No. 05-CV-04664 (D. N.J.). On September 27, 2005 defendants removed the Crowell action to United States District Court for the District of New Jersey, where it has been docketed as Jonathan Crowell v. Arbinet-thexchange, Inc., et al., C.A. No. 05-CV-4697.

These lawsuits allege violations of the registration and anti-fraud provisions of the federal securities laws due to alleged statements in and omissions from Arbinet’s initial public offering registration statement, as well as statements made by the Company following the IPO. The complaints seek, among other things, unspecified damages and costs associated with the litigation. We believe the claims against us are without merit and intend to defend the litigation vigorously. The litigation process is inherently uncertain, however, and we cannot guarantee that the outcome of these lawsuits will be favorable for us or that damages awarded, if any, will not be material to our business or financial position.

With respect to other pending or threatened litigation matters previously disclosed by us in our filings with the Securities and Exchange Commission, including the Octane/ATGF matter and the Mashinsky matter, there were no material developments relating to such matters during the quarter ended September 30, 2005. For a description of such matters, see our disclosure in “Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

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

After deducting expenses of the offering, we received net offering proceeds of approximately $66.6 million. We used approximately $15.2 million of our net proceeds to redeem the outstanding shares of our Series B and Series B-1 preferred stock and approximately $10.0 million to repay principal and interest outstanding under our credit facility with Silicon Valley Bank. Except with respect to the redemption of our Series B and Series B-1 preferred stock, none of the net proceeds was directly or indirectly paid to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. Approximately $40.0 million of the net proceeds of the offering have been invested into investment-grade marketable securities within the guidelines defined in our investment policy. Such funds remain invested in such securities as of September 30, 2005. The remaining proceeds have been used for working capital purposes. We regularly assess the specific uses and allocations for the remaining funds.

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit No.	Description of Exhibit

10.1	Patent Acquisition Agreement by and between Arbinet-thexchange, Inc. and Summit Telecom Systems, Inc., dated as of June 3, 2005 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 25, 2005).

10.2	Amendment to Patent Acquisition Agreement by and between Arbinet-thexchange, Inc. and Summit Telecom Systems, Inc., dated as of July 21, 2005 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 25, 2005).

10.3	Form of Arbinet-thexchange, Inc. Restricted Stock Unit Agreement.

10.4†	Amended and Restated GMAC Commercial Finance LLC Factoring Agreement and Export Receivable Rider to Amended and Restated Factoring Agreement, by and between Arbinet-thexchange, Inc. and GMAC Commercial Finance LLC, executed as of November 10, 2005.

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBINET-THEXCHANGE, INC.

Date: November 14, 2005	By:	/s/ J. CURT HOCKEMEIER
J. Curt Hockemeier, President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2005	By:	/s/ JOHN J. ROBERTS
John J. Roberts Chief Financial Officer (Principal Financial and Accounting Officer)