Form 10-K
period 2005-12-31
ARBINET THEXCHANGE INC
filed 2006-03-14
CIK 1136655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
(Title of Class)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates computed by reference to the last reprinted sale price on March 1, 2006 was $146,064,947. As of March 1, 2006, there were outstanding 25,381,661 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Arbinet-thexchange, Inc. definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year are incorporated by reference into Part III of this Form 10-K and certain documents are incorporated by reference into Part IV.

PART I

Item 1.	Business

Overview

We are the leading electronic market for trading, routing and settling communications capacity. Members of our exchange, consisting primarily of communications services providers, anonymously buy and sell voice calls and Internet capacity through our centralized, efficient and liquid marketplace. Communications services providers that do not use our exchange generally individually negotiate and buy access to the networks of other communications services providers to send voice calls and Internet capacity outside of their networks. We believe that we provide a cost-effective and efficient alternative to these direct connections. With a single interconnection to our exchange, members have access to all other members’ networks. Members place orders through our easy-to-use web-based interface. Sellers on the exchange post sell orders to offer voice calls and Internet capacity for specific destinations, or routes, at various prices. We independently assess the quality of these routes and include that information in the sell order. Buyers place buy orders based on route quality and price and are matched to sell orders by our fully automated trading platform and our proprietary software. When a buyer’s order is matched to a seller’s order, the voice calls or Internet capacity are then routed through our state-of-the-art facilities. We invoice and process payments for our members’ transactions and manage the credit risk of buyers primarily through our credit management programs with third parties.

Through our exchange, members have access to communications capacity in every country in the world. As of December 31, 2005, we had 399 members who subscribed to our voice trading services, including the world’s ten largest communications services providers. The following table illustrates the growth and changing mix of the minutes traded on our exchange for voice calls:

	Minutes (billion)	% Increase to prior year	Wireline/Wireless Mix		Traditional Networks/VoIP
Year ended December 31,			Wireline	Wireless	Traditional	VoIP
2003	8.0	60%	63%	37%	89%	11%
2004	10.5	33%	62%	38%	83%	17%
2005	11.9	13%	64%	36%	76%	24%

Industry Background

The Global Communications Services Industry

The global communications services industry continues to evolve, providing significant opportunities and creating competitive pressures for the participants in the industry. The industry has been experiencing significant changes, including the proliferation of wireless and data products and services, increased voice and data volume, declining unit pricing and the emergence of new participants due to deregulation and low-cost technologies. The growth in competition and associated fragmentation along with declining unit pricing and an industry structure that is characterized by high fixed costs have resulted in increased pressure on communications services providers’ profitability.

Voice Industry

According to Ovum, a leading research organization for telecommunications, software and information technology services companies, total global telecommunications voice services revenues were estimated to be $950.0 billion in 2005, and are expected to grow to $1,083.0 billion by 2009. According to the International Telecommunications Union, international voice calls aggregated an estimated 289.0 billion buy and sell minutes in 2004.

The voice industry is characterized by changes driven by deregulation in telecommunications markets around the world, an increase in and shift of minutes to wireless and the acceptance of VoIP as an alternative to wireline phone service.

•	Deregulation. According to TeleGeography, a leading industry source for current and historical telephone traffic statistics, in 1995 only 15 countries, accounting for less than half of the world’s international voice traffic, had opened their long-distance markets to competition. By 2003, more than 56 countries, accounting for 90% of the world’s international voice traffic, had liberalized their long-distance markets with new communications services providers gaining 36% of the world’s minutes. We believe that new communications services providers will continue to gain market share further fragmenting the industry. According to TeleGeography, the communications services market included over 4,726 service providers in 2002, an increase of 60% compared with 2000.

•	Shift to Wireless. Ovum estimates that through 2009, wireless voice revenues will increase by 47% compared to a 5% decline for wireline voice traffic. By 2009, wireless traffic will account for over 60% of global voice revenues. In many countries, the per minute cost of a wireless call is up to ten times higher than the per minute cost of a wireline call.

•	VoIP. VoIP permits a user to send voice, fax and other information over the Internet, rather than through a regular telephone network system based on switches, commonly referred to as a public switched telephone network, or PSTN. VoIP has been used as a low-cost solution to provide call completion, or termination, to telecommunications services providers. The low cost of launching a telecommunications business with VoIP, coupled with deregulation in telecommunications markets, has driven fragmentation of communications services markets. VoIP is now being used as a way to provide local and long-distance phone service to consumers and enterprises. Cable companies and VoIP service providers are driving current consumer adoption of VoIP and are expected to capture a significant share of the overall voice market. According to TeleGeography, there were almost 22 billion VoIP minutes sold in 2003 compared to 1.6 billion VoIP minutes sold in 1999. Ovum estimates that VoIP revenues will grow over 600% from 2005 through 2009.

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

According to IDC, a leading research organization and advisory firm in the information technology and telecommunications industries, the worldwide revenues for Internet access for businesses was $35.3 billion in 2003 growing to $54.9 billion by 2008, a 9.2% compound annual growth rate.

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

As a result of these problems, we believe the global communications services industry has a fundamental need for a centralized, efficient platform for the trading, routing and settling of communications capacity in order to improve profitability and optimize network utilization.

Our Solution

We have created a global, automated, standardized, single center of commerce to trade, route and settle voice calls and Internet capacity. Our exchange-based trading system permits buyers and sellers to transact business in a broad, liquid, open and transparent market, rather than on a one-to-one basis, and incorporates the following attributes:

Trade

•	Global access. Our exchange provides members with access to capacity to every country in the world.

•	Single interconnection. We currently have exchange delivery points, or EDPs, in New York, Los Angeles, London, Frankfurt and Hong Kong. Our members connect their networks to our EDPs through a local network provider or over the Internet using VoIP. Through a single interconnection to one of our EDPs, our members can seamlessly trade with and route to all other members on our exchange. Typically, the interconnection does not require a member to purchase new equipment or incur material expenses or time.

•	Easy-to-use. Our members place orders through our easy-to-use, web-based trading platform.

•	Customized ordering. The buyers on our exchange can prioritize their orders specifying the highest quality within their given price range, or the lowest price at their requested level of quality.

•	Market intelligence. We provide our members with daily reports that detail quality, price, volume and cost savings information by destination relating to their account and across our entire exchange.

•	Neutrality. Our exchange is neutral, which means that we favor neither buyers nor sellers and we do not take a position in the market.

•	Anonymity. Sales on our exchange are made on an anonymous basis thereby preserving the communications services provider’s flexibility with respect to pricing, quality and volume.

Route

•	Patented automated order matching. Using our proprietary software and patented processes, our trading platform automatically creates a routing table that prioritizes member orders based on the quality and price parameters entered into our web-based interface. This routing table is automatically downloaded into our switches.

•	Automated delivery process. When the buyer sends traffic to our exchange, our proprietary software automatically routes the traffic to the prioritized matched seller.

•	Standardized quality control. We independently measure the quality rating of each seller’s route and regularly update that rating.

Settle

•	Centralized settlement. We provide a single invoice for all transactions on our exchange by each seller and buyer in the relevant settlement period.

•	Credit risk management. We manage the credit risk of the buyers on our exchange through our arrangements with GMAC and Silicon Valley Bank, the netting of our members’ buying and selling activity, prepayment programs, cash deposits and letters of credit. Every four hours, our CreditWatch system calculates a member’s net trading balance against its credit line and automatically alerts us and the affected member as the member approaches different percentages of its credit line. We can configure our CreditWatch system on a member-by-member basis. This enables us to monitor when a member approaches or reaches its credit limit and allows us to prevent a member from exceeding its pre-determined credit limit and prohibit that member from making additional purchases once the member reaches its credit limit.

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

•	Benefits of a single interconnection. By establishing a single interconnection to one of our five EDPs or connecting to our exchange over VoIP, and executing a standard membership agreement with us, communications services providers can gain immediate targeted access to and a link with several hundred buyers and sellers. This replaces the lengthy, costly and highly negotiated process of searching for and interconnecting to other communications services providers on a one-to-one basis and managing these interconnections on an ongoing basis. Furthermore by aggregating traffic through a single interconnection to our exchange, we believe that our members can improve their network utilization by increasing the traffic they buy and sell through their existing infrastructure.

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

•	Benefits of our settlement and credit risk management features. Our settlement procedures are standardized and centralized. We handle all invoicing for voice calls and Internet capacity sold on our exchange. Members receive a single payment and invoice from us reflecting net buying or selling activity on our exchange. This settlement reduces members’ administrative costs and improves their working capital. We eliminate bad debt exposure for sellers because we assume the credit risk of every transaction executed on our exchange. We pay our sellers regardless of whether we have collected payment from the buyers. We manage our credit risk through the netting of our members’ buying and selling activity, third-party credit underwriting arrangements, prepayment programs, cash deposits and letters of credit. We believe our standard settlement terms accelerate the payment and improve cash flow for our sellers.

Our Strategy

Our mission is to provide a trading platform where virtually any digital good can be traded. The key elements of our strategy are:

Expand our voice business through the following initiatives:

•	Increase participation on our exchange from existing members. We believe our members benefit from economies of scale as they send more voice calls through our exchange allowing them to further reduce their expenses and reallocate resources. By demonstrating the cost savings of our exchange to senior management of our members, we believe members will increase their participation on our exchange.

•	Increase membership on our exchange. We intend to continue to add members to our exchange in order to increase liquidity and volume. We are focusing our sales and marketing efforts on incumbent national carriers, regional Bell operating companies and competitive communications services providers in deregulated markets in Western Europe, Asia and Latin America. Additionally, we are focusing our sales efforts on communications services providers that we believe are best positioned to add market share as minutes shift to wireless and VoIP, including wireless communications services providers, cable companies and VoIP service providers. As our membership increases, we expect the network effect of our exchange to attract even more buyers and sellers, which will further increase liquidity.

•	Develop, market and expand complementary services. We plan to leverage our platform, intellectual property and long-term relationships to develop new products and services that enable our members to move more traffic to our low cost platform and to manage the increased complexities of routing traffic across traditional and VoIP networks.

•	Expand our global presence. We plan to continue to expand our presence in the high-growth markets of Asia and Latin America.

•	Leverage our trading platform, intellectual property and operations support systems to offer a trading platform for other digital goods. We believe that we can leverage our web-based trading systems, intellectual property portfolio and operations support systems to allow trading, routing and settlement of other digital goods and offer additional services. In July 2004, we launched an automated full service web-based trading platform for Internet capacity. Internet capacity can be bought or sold on our exchange in a manner similar to our voice offerings. Members are able to enter orders with quality and price specifications. We deliver the capacity over our proprietary platform and handle all billing and settlement functions. We may also develop new products and services that support the exchange of other forms of digital communications and goods.

Services

Overview of Products and Services

We offer the following voice, data, enhanced services and information products and services:

	Product/Service	Features
Voice	PrimeVoice	Spot marketplace where buy and sell orders are matched every four hours
	SelectVoice	Spot marketplace where buyers are matched with highest quality sellers
	OptimizedVoice	PrimeVoice or SelectVoice with guaranteed order matching
	DirectAxcess	A service which provides communications services providers a direct connection to fixed and mobile networks
Data	Mobile on thexchange	Managed solution for mobile interconnectivity
	PrimeIP	Internet transit automatically delivered via a seller’s network
	SelectIP	Customized access to any specific network of a buyer’s choice
	OptimizedIP	Highest performance Internet access that optimizes buyer’s traffic among participating sellers using proprietary route optimization
Enhanced Services	RapidClear	Accelerated settlement service allows members to collect receivable payments within as few as two business days
	SwitchAxcess	Customers use our switches to switch traffic between their service provider partners under their own commercial terms
	SoftSwitchAxcess	Customers use our VoIP equipment to switch traffic between their service provider partners under their own commercial terms
	Caller Line Identification Screening	Call screening service that allows members to trade calls without Caller ID, at lower price points
Information	AxcessCode	Standard market reference tool for international calling code breakouts
	AxcessRate	Standard industry reference tool for voice pricing and quality

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

DirectAxcess.    Many members require direct connection to the owner of the in-country network for the termination of segments of their voice traffic. DirectAxcess gives members a direct connection to fixed and mobile networks. Buyers purchase routes directly from the network operators. Sellers earn a premium for selling direct access to their network or bilateral connections. Bid and ask orders remain matched, ensuring long-term termination to quality routes.

Mobile on thexchange.    Mobile on thexchange is a managed solution for the trading, routing and settlement requirements of the mobile industry. Mobile operators’ voice calls are automatically routed to DirectAxcess sellers, ensuring the highest quality termination. Mobile operators are also able to increase revenues by selling direct access to their mobile subscribers over our exchange.

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

SwitchAxcess.    Our SwitchAxcess service allows communications services providers, including non-members, to directly connect with each other through any of our five EDPs without connecting through our exchange. For example, a communications services provider connected to our London EDP will be able to connect, or partition, with any other provider connected to one of our five EDPs. We charge our customers either a per-minute or per-circuit fee for this service.

SoftSwitchAxcess.    Our SoftSwitchAxcess service allows communications services providers, including non-members, to outsource switching and control routing. It also provides carriers with a secure platform to safeguard their commercial relationships and company information, and manage routes and rates simply with an advanced online interface. We charge customers either a per-minute fee or a per-circuit fee for this service.

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

Sales and Marketing

We market and sell our products and services through our direct sales force. We seek to expand the utilization of our exchange by our current members through account managers who are dedicated to specific customer accounts. Our sales team has extensive sales experience with a broad range of communications and technology companies and is located throughout the United States, England, Germany, Peru, Spain and Hong Kong. Our sales process frequently involves a trial, where our members trade a small volume of traffic prior to trading larger volumes through our centralized exchange. Within our larger members, sales efforts are directed at multiple decision makers, frequently including senior corporate executives, chief information officers and vice presidents of procurement. We target our voice services sales efforts at the telecommunications industry, and, in particular, the market for international wireline, wireless and VoIP minutes.

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

Members

Our members consist primarily of communications services providers seeking to buy or sell communications capacity and include national, multinational and regional telecommunications carriers, wireless carriers, resellers and VoIP service providers. As of December 31, 2005, we had 399 members of voice on thexchange, compared to 360 members as of December 31, 2004, representing approximately an 11% increase. Our members include the world’s ten largest international communications services providers. Our members traded approximately 10.5 billion minutes in 2004 and approximately 11.9 billion minutes in 2005, representing an increase of approximately 13%. No member in 2005 represented over 5% of our revenue and our top ten members represented, in the aggregate, approximately 20% of our revenue. As of December 31, 2005, we had 175 members of data on thexchange.

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

We have been issued 33 domestic and international patents, and have 27 further pending patent applications related, among others, to a process for clearing telecommunications trading transactions. These patents relate, among other things, to a process that collects requests to purchase and offers to sell blocks of telecommunications services from buyers and sellers of such services, matches the offers and requests and delivers the traded telecom services between matched sellers and buyers.

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

Arbinet® and Arbinet-thexchange® are registered trademarks of Arbinet-thexchange, Inc. Thexchangesm, voice on thexchangesm, OptimizedVoicesm, SelectVoicesm, PrimeVoicesm, DirectAccesssm, Mobile on thexchangesm, data on thexchangesm, OptimizedIPsm, SelectIPsm, PrimeIPsm, SwitchAccesssm, RapidClearsm,

SoftSwitchAccesssm, AccessCodesm, AxcessRatesm, and CreditWatchsm are service marks of Arbinet-thexchange, Inc. Our logo, trademarks and service marks are the property of Arbinet.

Employees

As of December 31, 2005, we had 112 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Our Executive Officers

The following table identifies our current executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
J. Curt Hockemeier(1)	57	President and Chief Executive Officer and Director	April 2000
John J. Roberts(2)	39	Chief Financial Officer	April 2004
Peter P. Sach(3)	46	Chief Information Officer and Senior Vice President of Operations	April 2004
Chi K. Eng(4)	47	General Counsel and Secretary	October 2002

(1)	J. Curt Hockemeier has been a director since April 2000 and our President and Chief Executive Officer since August 2000. From April 2000 to August 2000, he served as our President and Chief Operating Officer. Before joining us, from June 1999 to April 2000, Mr. Hockemeier served as Executive Vice President and Chief Operating Officer of Telephony Operations for AT&T Broadband Services. Prior to that, from January 1993 to June 1999, he served as a Senior Vice President for Teleport Communications Group, Inc., where he was responsible for affiliate services, construction of its newly developing markets and relationships with the cable industry. Mr. Hockemeier received a B.J. degree from the University of Missouri. He completed the Program for Management Development at Harvard Business School.

(2)	John J. Roberts has been our Chief Financial Officer since April 2004. From March 2003 to April 2004, Mr. Roberts served in various private consulting roles. From April 2000 to February 2003, he served as Chief Financial Officer of Razorfish, Inc., a provider of services designed to enhance communications and commerce through the use of digital technologies. Prior to that, from July 1988 to April 2000, Mr. Roberts served in various positions at PricewaterhouseCoopers LLP, including the position of Audit Partner from July 1998 to April 2000. Mr. Roberts received a B.S. degree from Boston College.

(3)	Peter P. Sach has been our Chief Information Officer and Senior Vice President of Operations since April 2004. From July 2001 to April 2004, he served as our Chief Administrative Officer and Treasurer. From March 2001 to July 2001, he served as Managing Director for Reo Consulting Group, LLC, a management consulting company. Prior to that, from March 2000 to March 2001, he served as Chief Operating Officer for OnTera Broadband, Inc., where he was responsible for day to day operations and geographic development. From June 1999 to March 2000, he served as Senior Vice President, Systems Development and Administration for AT&T Broadband Services, where he was responsible for all information technology operations, developments and business administration. From August 1998 to June 1999, Mr. Sach was the Vice President Strategic Sales for AT&T Business Services where he was responsible for the sale and delivery of integrated telecommunications solutions to Fortune 100 accounts. Prior to that, from August 1986 to August 1998, Mr. Sach held various positions at Teleport Communications Group. Mr. Sach received a B.S. degree from State University College of New York at Fredonia.

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

No information on our Internet Web site is incorporated by reference into this Form 10-K or any other public filing made by us with the SEC.

Item 1A.	Risk Factors

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

We have incurred significant losses since our inception in November 1996. At December 31, 2005, our accumulated deficit was approximately $88.3 million. Although we achieved net income of $10.8 million for the year ended December 31, 2005, we expect to incur significant future expenses, particularly with respect to the development of new products and services, deployment of additional infrastructure and expansion in strategic global markets. To remain profitable, we must continue to increase the usage of our exchange by our members and attract new members in order to improve the liquidity of our exchange. We must also deliver superior service to our members, mitigate the credit risks of our business and develop and commercialize new products and services. We may not succeed in these activities and may never generate revenues that are significant or large enough to sustain profitability on a quarterly or annual basis. A large portion of our fee revenues is derived from fees that we charge our members on a per-minute and per-megabyte basis. Therefore, a general market decline in the price for voice calls and Internet capacity may adversely affect the fees we charge our members in order to keep or increase the volume of member business and could materially impact our future revenues and profits. Our failure to remain profitable would depress the market price of our common stock and could impair our ability to expand our business, diversify our product and service offerings or continue our operations.

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

Until the year ended December 31, 2002, we experienced negative operating cash flow and have depended upon equity financings, as well as borrowings under our credit facilities, to meet our cash requirements in each annual period since we began our operations in November 1996. We expect to meet our cash requirements for the next 12 months through a combination of cash flow from operations, cash, cash equivalents and short-term investments. If our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from our business, we may be required to borrow under our credit facilities or seek additional financing sooner than anticipated.

Our current credit facility with Silicon Valley Bank expires in May 2006. We expect to extend the expiration date on this facility. We may default under this facility or may not be able to renew this credit facility upon expiration or on acceptable terms. In addition, we may seek additional funding in the future and intend to do so through public or private equity and debt financings. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product or service candidates or products or services which we would otherwise pursue on our own. Additional funds may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may not be able to execute our business plan. As a result, our business, results of operations and financial condition could be adversely affected and we may be required to significantly curtail or cease our operations.

Our settlement procedures subject us to financial risk on all receivables not accepted by GMAC or Silicon Valley Bank under our credit arrangements or covered by our other methods of managing our credit risk. In addition, we may elect to forego potential revenues to avoid certain credit risks.

Under our settlement procedures, we pay a seller on our exchange the net sales price, or the total amount sold by a member less the amount purchased by that member in a given period, for its trading activity. We may not, however, collect the net sales price from the buyers on our exchange until after we have paid the sellers. We have established credit risk assessment and credit underwriting services with each of GMAC and Silicon Valley Bank, or SVB. We are subject to financial risk for any nonpayment by our buyers for receivables that GMAC and/or SVB do not accept. We seek to mitigate that risk by evaluating the creditworthiness of each buyer prior to its joining our exchange, as well as requiring either deposits, letters of credit or prepayments from our buyers. We also manage our credit risk by reducing the amount owed to us by our buying members by netting the buy amount and the sell amount for each member on our exchange. In 2005, approximately 94% of our trading revenues were covered by our third party credit agreements, netting, prepayments or other cash collateral, of which 48% were covered by our third party credit underwriters. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the future, we may elect to increase the amount of credit we extend to our customers we deem creditworthy in order to reduce our credit underwriting costs. If buyers fail to pay us for any reason and we have not been able or have elected not to secure credit risk protection with respect to these buyers, our business could be adversely affected. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues that could materially affect our results of operations.

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

In addition, because we generally pay the sellers on our exchange and then seek payment from the buyers on our exchange, a bankruptcy court may require us to return the funds received from a buyer if we, and not our sellers, are deemed to have received a preferential payment prior to bankruptcy. Although we have credit risk programs in place to monitor and mitigate the associated risks, including our arrangements with GMAC and SVB and our policy of netting a member’s buy and sell transactions on our exchange, we do not always utilize these programs for certain members and, in such instances, these programs are not effective in eliminating or reducing these credit risks to us.

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

If there is an adverse outcome in the securities class action lawsuits that have been filed against us or some of our current or former directors and officers, our business may be materially harmed. Further, defending against these lawsuits may be expensive and could divert the attention of our management.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

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

As part of the Band-X acquisition, we assumed colocation leases in New York and London.

We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group, or collectively the Debtors, filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855,000. The Debtors claim that such payments were a preferential payment under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors have confirmed a Plan of Liquidation which created a trust to proceed with liquidating avoidance actions. At a scheduling conference held on October 12, 2005, the Court set a discovery cut-off date of September 29, 2006, designated October 30, 2006 as the date for parties to file dispositive motions, set November 30, 2006 as the date by which the parties must file a joint pre-trial statement and set the next status date for December 5, 2006. The foregoing dates were uniform for all adversary cases (approximately 50) where the amount of the recovery sought by the Trustee exceeded $100,000 and may be amended by the agreement of the parties. Based on a statement from the Court at the status hearing, it does not appear that the Court will be ready to try any of the adversary proceedings before the second quarter of 2007.

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

On December 10, 2004, we received a complaint filed that day by Octane and Amerindo Technology Growth Fund II Inc., or ATGF, another investor of the Company, in the United States District Court for the Southern District of New York, entitled Octane Capital Fund, L.L.P. et al. v. Arbinet-thexchange, Inc., Civil Action No. 04-CV-9759 (KMW). Octane and ATGF filed an amended complaint with the court on December 13, 2004, amending and replacing the December 10, 2004 complaint. The amended complaint alleged, among other things, that we breached terms of the Investors’ Rights Agreement by failing to give Octane and ATGF proper advance notice of the complete terms of our Series E preferred stock offering. The amended complaint sought money damages for both Octane and ATGF for the alleged breach of contract. On February 11, 2005, we filed our answer to the amended complaint, denying all liability, and filed counterclaims against Octane and ATGF for, among other claims, breach of the Investors’ Rights Agreement in connection with their conduct seeking additional shares of stock and other relief.

It is our position that Octane waived the right to participate in the Series E Financing and to receive notice from us relating to such offering, and that, in addition, sufficient notice was provided to Octane and ATGF. Prior to the Series E Financing, we received notice from a representative of Octane indicating that Octane was planning not to exercise its rights to participate in the Series E Financing due to its capital constraints. In such notice, Octane did not reference that any potential terms would impact its decision not to participate in the Series E Financing. We believe, however, that sufficient notice of the terms of the Series E Financing was given to Octane and ATGF. In that regard, on June 15, 2001, we sent Octane and ATGF, along with other potential investors, notice of the general terms of the Series E Financing. Consistent with its earlier notice informing us that it did not intend to participate in the Series E Financing, Octane did not respond to this notice and contends that there was no waiver. ATGF did not indicate an interest in participating in the Series E Financing under the terms of the June 15, 2001 notice. The June 15, 2001 notice included a statement that we might change the pre-investment capitalization in order to incent previous investors to purchase Series E preferred stock. However, Octane and ATGF alleged that the notice was insufficient because it failed to disclose different and more favorable terms ultimately included in the Securities Purchase Agreement dated July 3, 2001.

On May 9, 2005, the plaintiffs filed an unopposed motion to dismiss this case in federal court without prejudice for lack of subject matter jurisdiction. The court granted the plaintiffs’ motion on the same day. On November 4, 2005, Octane renewed the lawsuit by filing a substantially similar complaint in the Superior Court of New Jersey, Middlesex County, in an action entitled Octane Capital Fund I, L.P. v. Arbinet-thexhange, Inc., Docket No. MID-L-7990-05. Octane is the only plaintiff in the case. There can be no assurance that an adverse result in this litigation will not have a material adverse effect on the Company or its financial position. We intend to defend vigorously against the claims.

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

On March 15, 2005, Schwartz filed a Demand for Arbitration with the American Arbitration Association (“AAA”). On March 16, 2005, counsel for Schwartz wrote to counsel for Arbinet stating that Schwartz was “narrowing the claims to perhaps two and preferably one to assert during the arbitration.” On April 6, 2005, Arbinet filed its Answer and Counterclaims. Arbinet’s Answer “denies generally, that Schwartz is an inventor, sole or otherwise, of any Arbinet Patent.” Arbinet’s Counterclaims include claims for duress, fraud, intentional interference with prospective business advantage, and anticipatory breach of contract. On July 14, 2005, the AAA decided that the arbitration would be heard by three arbitrators. Schwartz disputed that decision and, on August 29, 2005, filed an action in the United States District Court for the District of New Jersey, Civil Action No. 05-4234, requesting an order overturning the AAA’s decision and requesting sanctions, including attorneys fees. On November 1, the District Court dismissed Schwartz’s challenge to the AAA’s decision for lack of subject matter jurisdiction.

On December 15, 2005, the AAA panel of three arbitrators held a Preliminary Hearing and scheduled the arbitration hearing for July 10 through July 14, 2006. On January 16, 2006, Schwartz filed a More Definite Statement of Claims, in which he narrowed his claims of inventorship and infringement to a single patent, U.S. Patent No. 6,088,436 (the “436 patent”). On January 23, 2006, Arbinet filed a More Definite Statement of Defenses and Counterclaims in which it denied that Schwartz was the inventor of the 436 patent, denied that it infringed the 436 patent when Schwartz sent his demand letter, and asserted its counterclaims against Schwartz.

On May 13, 2005, we received a letter from counsel representing Alex Mashinsky, our founder and a former officer and director, together with a draft complaint and a draft press release, threatening to commence litigation in the Southern District of New York against us, as well as against Communications Ventures III, L.P., one of our shareholders, our Chairman Anthony L. Craig, former director Roland A. Van der Meer, and our President, Chief Executive Officer and director J. Curt Hockemeier, if we do not agree to an “amicable settlement” with him. Mashinsky alleges breach of fiduciary duty, self-dealing, fraud, and breach of contract in connection with our Series E preferred stock financing consummated in 2001, asserting over $90 million in damages. According to his correspondence he “is prepared to discuss settlement of this matter at an amount representing a significant discount.” We believe that his allegations are without merit. In a loan settlement agreement dated July 9, 2004, Mashinsky acknowledged and agreed that, in June 2001, he had consented to the Series E preferred stock financing. By letter dated May 31, 2005, the Company and other potential defendants responded to Mashinsky’s letter, denying any liability and describing potential counterclaims that would be asserted against Mashinsky should he pursue his claims. If Mashinsky commences litigation against us, we intend to vigorously defend against his claims. There can be no assurance that litigation, if brought, or an adverse result in such litigation, if any, will not have a material adverse effect on our results of operations or financial position.

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

On December 6, 2005, Sandra Schwartz was appointed Lead Plaintiff in the class action securities litigation. The separate securities class action lawsuits that were filed in the federal courts in New Jersey were consolidated into the action entitled In re Arbinet-thexchange, Inc. Securities Litigation, C.A. No. 05-CV-04444-JLL_RJH (D. N.J.)

On February 17, 2006, the Consolidated and Amended Complaint (“Amended Complaint”) was filed with the court. The Amended Complaint continues to allege violations of the registration and anti-fraud provisions of the federal securities laws due to alleged statements in and omissions from Arbinet’s initial public offering registration statement. The Amended Complaint seeks, among other things, unspecified damages and costs associated with the litigation. We continue to believe the claims against us are without merit and intend to defend the litigation vigorously.

On December 15, 2005, Arbinet filed a patent infringement lawsuit against World-Link Telecom, Inc. in the U. S. District Court in the Eastern District of New York. Arbinet asserts that World-Link has infringed three of its U.S. patents relating to the trading of telecommunications capacity, namely, U.S. Patent Nos. 6,226,365; 6,442,258; and 6,542,588. By its Complaint, Arbinet seeks damages and injunctive relief.

World-Link filed its Answer and Counterclaims to the Complaint on January 23, 2006. By its Answer, World-Link denied Arbinet’s infringement allegations and asserted that the claims of the patents in suit are invalid. World-Link also asserted a counterclaim for declaratory judgment that it did not infringe the patents in suit and that the patents in suit were invalid, and counterclaims for tortious interference with contractual relations and monopolization or attempted monopolization under section 2 of the Sherman Act.

On February 8, 2006, the parties attended an initial conference with the Magistrate Judge assigned to the case for the purposes of setting a schedule for the case. The magistrate judge set November 8, 2006 for the next status conference. No case schedule has been issued yet.

The litigation process is inherently uncertain, and we cannot guarantee that the outcomes of the abovementioned proceedings and lawsuits will be favorable for us or that they will not be material to our business, results of operations or financial position. However, the Company does not currently believe that these matters will have a material adverse effect on our business, results of operations or financial position.

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

Quarter Ended	High	Low	Cash Dividend Per Share
December 31, 2004	$29.90	$24.06	N/A
March 31, 2005	$27.96	$18.75	N/A
June 30, 2005	$20.95	$6.05	N/A
September 30, 2005	$7.45	$5.80	N/A
December 31, 2005	$8.09	$6.10	N/A

As of March 1, 2006, the approximate number of holders of record of our common stock was 225.

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth of the business and, therefore, do not currently anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

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

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial information for 2003, 2004 and 2005 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except share and per share data)
Statements of Operations Data:
Trading revenues	$96,316	$256,253	$369,990	$475,231	$481,607
Fee revenues	10,189	23,389	33,959	44,734	48,848

Total revenues	106,505	279,642	403,948	519,966	530,455
Cost of trading revenues	96,264	256,212	369,972	474,916	481,200

	10,241	23,430	33,976	45,049	49,255

Costs and expenses:
Operations and development	14,034	11,851	10,882	13,438	13,991
Sales and marketing	5,445	4,223	4,713	5,674	7,564
General and administrative	9,250	11,340	9,588	9,345	12,541
Depreciation and amortization	8,150	9,558	7,204	9,266	8,865
Restructuring costs, asset impairments and litigation settlements	5,584	19,464	—	3,675	(2,673)

Total costs and expenses	42,463	56,436	32,386	41,398	40,288

Income (loss) from operations	(32,222)	(33,006)	1,590	3,652	8,967
Interest income	937	545	342	288	1,779
Interest expense	(797)	(1,241)	(1,968)	(2,792)	(347)
Other income (expense), net	(1,751)	(581)	32	6,718	(1,242)

Income (loss) from continuing operations before income taxes	(33,833)	(34,284)	(5)	7,865	9,158
Income tax benefit	—	—	—	—	(1,298)

Net income (loss) from continuing operations	(33,833)	(34,284)	(5)	7,865	10,456
Income from discontinued operations, net of income tax	—	—	—	—	296

Net income (loss)	(33,833)	(34,284)	(5)	7,865	10,751
Preferred stock dividends and accretion	(5,053)	(7,371)	(8,005)	(6,679)	—

Net income (loss) attributable to common stockholders	$(38,886)	$(41,655)	$(8,010)	$1,186	$10,751

Net income (loss) from continuing operations per common share:
Basic	$(26.07)	$(23.28)	$(4.13)	$0.35	$0.43
Diluted	$(26.07)	$(23.28)	$(4.13)	$0.21	$0.41
Pro forma diluted				$0.36
Other Data:
EBITDA(1)	$(25,823)	$(24,030)	$8,825	$19,635	$16,591

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,028	$6,343	$17,147	$53,533	$40,365
Marketable securities	—	—	—	—	23,231
Working capital	1,914	4,230	10,203	51,925	60,060
Total assets	59,893	46,710	63,528	114,867	119,679
Loans payable and capital lease obligations	4,240	13,796	17,636	3,643	1,031
Redeemable preferred stock	15,120	19,266	20,838	—	—
Redeemable convertible preferred stock	57,747	66,646	82,964	—	—
Accumulated deficit	(70,462)	(106,934)	(106,939)	(99,074)	(88,323)
Total stockholders’ equity (deficit)	(39,884)	(79,037)	(86,530)	75,238	85,770

(1)	EBITDA is defined as net income before (i) depreciation and amortization, (ii) interest income and expense and (iii) income taxes. Management believes that the presentation of EBITDA included in this annual report provides useful information to investors regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business. EBITDA included in this annual report should be considered in addition to and not as a substitute for, net income as calculated in accordance with GAAP as a measure of performance.

A reconciliation of EBITDA to net income (loss) follows:

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Income (loss) from continuing operations before income taxes	$(33,833)	$(34,284)	$(5)	$7,865	$9,158
Depreciation and amortization	8,150	9,558	7,204	9,266	8,865
Interest income	(937)	(545)	(342)	(288)	(1,779)
Interest expense	797	1,241	1,968	2,792	347

EBITDA	$(25,823)	$(24,030)	$8,825	$19,635	$16,591

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We record trading revenues because:

•	all traffic traded on our exchange is routed through one of our switches; and

•	we are obligated to pay sellers for the minutes they sell on our exchange regardless of whether we ultimately collect from buyers.

Our fee revenues represent the amounts we charge buyers and sellers for the following:

•	a monthly minimum fee based on the amount of capacity that members have connected to our switches and overage fees for the number of minutes or megabytes which are routed through our switches in excess of amounts allowed under the monthly minimum, or collectively referred to as access fees, which comprised approximately 80% and 76% of fee revenues for the years ended December 31, 2004 and 2005, respectively;

•	a credit risk management fee, which is a charge for the credit management, clearing and settlement services we provide;

•	a membership fee to join our exchange; and

•	additional services as utilized by our members for items such as premium service offerings and accelerated payment terms.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

•

Income taxes.  We have net deferred tax assets, reflecting net operating loss (“NOL”) carryforwards and other deductible differences, which may reduce our taxable income in future years. The majority of these net deferred tax assets are offset by a valuation allowance resulting in no tax benefit being recognized related to these net deferred tax assets. We are required to periodically assess the realization of our deferred tax assets and changes in circumstances may require adjustments in future periods. The amount of net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If it becomes more likely than not that we will recognize future tax benefit from the deferred tax assets, we may need to reverse some or all of our valuation allowance. At December 31, 2004 a full valuation allowance in the amount of $42.7 million was recorded against net deferred tax assets since at that date, the Company had no assurance of realizing those assets. At December 31, 2005 a valuation allowance in the amount of $39.9 million has been recorded and reflects a reversal of a portion of the valuation allowance recorded against deferred tax assets. When evaluating the ability for the Company to record a net deferred tax asset, FAS 109 requires us to consider all sources of taxable income as well as all available evidence to determine that it is more likely than not that it will be able to utilize this asset. As a result of the evaluation of all relevant and available evidence, the Company has concluded at December 31, 2005 it is more likely than not to utilize approximately $1.5 million of its net deferred tax assets. We will continue to refine and monitor all available evidence during future periods in order to more fully evaluate the recoverability of its deferred tax assets.

•	Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of members on our exchange to make required payments. The amount of our allowance is based on our historical experience and an analysis of our outstanding accounts receivable balances. If the financial condition of our members deteriorates, resulting in additional risk in their ability to make payments to us, then additional allowances may be required which would result in an additional expense in the period that this determination is made. While credit losses have historically been within our range of expectations and our reserves, we cannot guarantee that we will continue to experience the same level of doubtful accounts that we have in the past.

•	Goodwill and Other Intangible Assets. We follow the guidance of SFAS No. 142. “Goodwill and Other Intangible Assets” which requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead goodwill is subject to an annual assessment for impairment by applying a fair value approach. In assessing the recoverability of its goodwill and other intangibles, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data for the three years ended December 31, 2005:

	Year Ended December 31,
	2003	2004	2005
	(in thousands, except percentages)
Statements of Operations Data:
Trading revenues	$369,990	$475,231	$481,607
Fee revenues	33,959	44,734	48,848

Total revenues	403,948	519,966	530,455
Cost of trading revenues	369,972	474,916	481,200

	33,976	45,049	49,255
Costs and expenses:
Operations and development	10,882	13,438	13,991
Sales and marketing	4,713	5,674	7,564
General and administrative	9,588	9,345	12,541
Depreciation and amortization	7,204	9,266	8,865
Restructuring costs and litigation settlements	—	3,675	(2,673)

Total costs and expenses	32,386	41,398	40,288

Income (loss) from operations	1,590	3,652	8,967
Interest income	342	288	1,779
Interest expense	(1,968)	(2,792)	(347)
Other income (expense)	32	6,718	(1,242)

Income (loss) from continuing operations before income taxes	(5)	7,865	9,158
Income tax benefit	—	—	(1,298)

Net income (loss) from continuing operations	$(5)	$7,865	$10,456

Fee revenues	100.0%	100.0%	100.0%

Costs and expenses:
Operations and development	32.0%	30.0%	28.6%
Sales and marketing	13.9%	12.7%	15.5%
General and administrative	28.2%	20.9%	25.7%
Depreciation and amortization	21.2%	20.7%	18.1%
Restructuring costs and litigation settlements	—	8.2%	(5.5)%

Total costs and expenses	95.4%	92.5%	82.5%

Income (loss) from operations	4.7%	8.2%	18.4%
Interest income	1.0%	0.6%	3.6%
Interest expense	(5.8)%	(6.2)%	(0.7)%
Other income (expense)	0.1%	15.0%	(2.5)%

Income (loss) from continuing operations before income taxes	—	17.6%	18.7%
Income tax benefit	—	—	(2.7)%

Net income (loss) from continuing operations	—	17.6%	21.4%

Comparison of Fiscal Years Ended December 31, 2004 and 2005

Trading revenues and cost of trading revenues

Trading revenues increased 1.3% from $475.2 million for the year ended December 31, 2004 to $481.6 million for the year ended December 31, 2005. The increase in trading revenues was due to both an increase in the volume traded by our members on our exchange and an increase in the number of members trading on our exchange offset by a lower average trade rate per minute. Specifically the factors affecting trading revenues included:

•	A total of 11.9 billion minutes were bought and sold on Arbinet’s exchange in the twelve months ended December 31, 2005, up 13% from the 10.5 billion minutes for the year ended December 31, 2004. This increase was due to 1.43 billion completed calls in the year ended December 31, 2005, up 18 % from the 1.21 billion completed calls for the year ended December 31, 2004, offset by lower average call duration. The average call duration on our exchange for the year ended December 31, 2005 was 4.2 minutes per call compared to 4.3 minutes per call for the year ended December 31, 2004. The lower average call duration was primarily a result of a change in the mix of geographic markets traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

•	The number of members trading on our exchange increased from 360 on December 31, 2004 to 399 on December 31, 2005.

•	The average trade rate, which represents the average price per minute of completed calls on the exchange, for the year ended December 31, 2005 was $0.081 per minute compared to $0.091 per minute in the year ended December 31, 2004. The lower average trade rate per minute was driven by the mix of markets and routes that were traded on the exchange in their respective periods and overall per minute price decline in the international voice business. The volatility in average trade rate is expected to continue in the future.

As a result of increases in trading revenues, cost of trading revenues increased 1.3% from $474.9 million for the year ended December 31, 2004 to $481.2 million for the year ended December 31, 2005.

Fee revenues

Fee revenues increased 9.2% from $44.7 million for the year ended December 31, 2004 to $48.8 million for the year ended December 31, 2005. Fee revenues increased as a result of minutes increasing 13% for the comparable period offset, in part, by lower pricing. Average fee revenue per minute was $0.0041 in the year ended December 31, 2005 compared to $0.0043 in the year ended December 31, 2004. Average fee revenue per minute declined as more exchange members achieved volume based discounts, we offered limited fee discounts to certain high-quality sellers in order to incent those sellers to add supply to certain markets which had higher demand within the exchange and the average trade rate declined impacting credit risk management fees and RapidClear fees which are charged as a percentage of trading revenues. We may provide incentives to improve liquidity in our exchange in the future and that, along with members continuing to achieve higher volume levels, may lead to a decline in average fee revenue per minute in the future.

Operations and development

Operations and development costs increased 4.1% from $13.4 million for the year ended December 31, 2004 to $14.0 million for the year ended December 31, 2005. This increase was the result of increased compensation-related expenses of $0.5 million. Most of the increase in compensation-related expenses is the result of increased headcount to support our data business.

Sales and marketing

Sales and marketing expenses increased 33.3% from $5.7 million for the year ended December 31, 2004 to $7.6 million for the year ended December 31, 2005. This increase was primarily the result of increased compensation-related expenses of $1.4 million and increased business travel expense of $0.3 million.

General and administrative

General and administrative expenses increased 34.2% from $9.3 million for the year ended December 31, 2004 to $12.5 million for the year ended December 31, 2005. This increase was primarily the result of higher consulting and professional fees of $1.4 million, higher compensation-related expenses of $0.8 million, higher insurance expense of $0.8 million, and higher litigation expense of $0.2 million.

Depreciation and amortization

Depreciation and amortization decreased 4.3% from $9.3 million for the year ended December 31, 2004 to $8.9 million for the year ended December 31, 2005. This resulted from certain fixed assets that became fully depreciated over the course of 2005.

Restructuring costs and litigation settlement

During the year ended December 31, 2005, the Company recorded a benefit of $1.45 million related to an insurance reimbursement for litigation settlement. During the fourth quarter of 2005, we recorded a gain of approximately $1.2 million related to renegotiation of a leased property that was exited in 2001.

Interest and other income/expense

Interest expense decreased 87.6% from $2.8 million for the year ended December 31, 2004 to $0.3 million for the year ended December 31, 2005. This decrease resulted primarily from $1.6 million of non-cash interest expense in 2004 and not in 2005 related to the Series B and B-1 Preferred Stock. Interest expense also decreased as a result of our repayment of approximately $17 million in outstanding loans during 2004 and 2005. Interest income increased 518.6% from $0.3 million for the year ended December 31, 2004 to $1.8 million for the year ended December 31, 2005. This increase was a primarily due to the amount earned on invested cash proceeds from our initial public offering in December 2004. Other income (expense), net includes net gains (losses) resulting from foreign currency transactions of approximately $0.6 million and $(0.5) million for the years 2004 and 2005, respectively. The loss from foreign currency transactions in 2005 is primarily due to the strengthening of the U.S. dollar versus the British Pound from December 31, 2004 to December 31, 2005 and its effect on a U.S. dollar-denominated liability on the books of the Company’s U.K. subsidiary. Other income, net in 2004 includes a one-time gain of approximately $7.2 million related to the redemption of Series B/B-1 Preferred Stock.

Provision for income taxes

The Company recorded an income tax benefit of approximately $1.3 million for the year ended December 31, 2005 primarily related to the reversal of a portion of the valuation allowance we had recorded against deferred tax assets. The difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards and the impact of state taxes.

Discontinued operations

Management reevaluated the $670,000 liability related to a discontinued operation from 1999 and determined that approximately $350,000 was needed at December 31, 2005, which is recorded in other long-term liabilities. Accordingly, $295,888, net of income tax of $20,265, was recognized as income from discontinued operations in 2005.

Comparison of Fiscal Years Ended December 31, 2004 and 2003

Trading revenues and cost of trading revenues

Trading revenues increased 28.4% from $370.0 million for the year ended December 31, 2003 to $475.2 million for the year ended December 31, 2004. The increase in trading revenues was due to both an increase in the volume traded by our members on our exchange and an increase in the number of members trading on our exchange. Specifically the factors affecting trading revenues included:

•	A total of 10.5 billion minutes were bought and sold on Arbinet’s exchange in the twelve months ended December 31, 2004, up 31% from the 7.9 billion minutes for the year ended December 31, 2003. This increase was due to 1.21 billion completed calls in the year ended December 31, 2004, up 36 % from the 0.89 billion completed calls for the year ended December 31, 2003, offset by lower average call duration. The average call duration on our exchange for the year ended December 31, 2004 was 4.3 minutes per call compared to 4.4 minutes per call for the year ended December 31, 2003. The lower average call duration was primarily a result of a change in the mix of geographic markets traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

•	The number of members trading on our exchange increased from 285 on December 31, 2003 to 360 on December 31, 2004.

The average trade rate, which represents the average price per minute of completed calls on the exchange, for the year ended December 31, 2004 was $0.091 per minute compared to $0.094 per minute in the year ended December 31, 2003. The lower average trade rate per minute was driven by the mix of markets and routes that were traded on the exchange in their respective periods and overall per minute price decline in the international voice business. The volatility in average trade rate is expected to continue in the future.

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

Litigation settlements

During the year ended December 31, 2004 the Company settled its litigation with the Marmon group. The settlement required the Company to issue 156,250 shares of its common stock resulting in a charge of $2.35 million. Also in 2004, the Company settled the litigation with Nortel and paid Nortel $850,000. Lastly, the Company recorded a charge of $500,000 related to the Schwartz litigation.

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

Liquidity and Capital Resources

Until 2005 our primary source of liquidity had been cash received through the sale and issuance of equity and debt securities. We received equity investments between April 1999 and May 2003 in an aggregate amount of approximately $125.0 million. Our principal liquidity requirements have been for working capital, capital expenditures and general corporate purposes. On December 21, 2004, we completed our initial public offering and raised net proceeds of approximately $66.6 million.

Our capital expenditures in 2003 and 2004 related primarily to developing our trading platform, which included investments in software development and hardware and the purchase of computer and telecommunications switching equipment. During 2005, we made approximately $5.9 million of capital expenditures related to enhancements to our trading platform, including software development and hardware and the development of our trading platform for Internet capacity which we believe we can fund primarily from cash on hand and cash generated through operations. At December 31, 2005 we had cash and cash equivalents of $40.4 million and marketable securities of $23.2 million. We also are party to a $25.0 million lending facility with Silicon Valley Bank, under which we can borrow against our accounts receivable and general corporate assets. As of December 31, 2005, we had the full $25.0 million available to us as no amounts were outstanding under this facility. Our current credit facility with Silicon Valley Bank expires in May 2006. We expect to extend the expiration date on this facility. We believe that our current cash balances, including the net proceeds from our initial public offering, and cash flows from operating activities, should be sufficient for us to fund our current operations for the foreseeable future. To the extent we require additional capital to fund our working capital or capital expenditures, we intend to seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all.

The following table sets forth components of our cash flows for the following periods:

	Year Ended December 31,
	2003	2004	2005
Net cash provided by operating activities	$6,407	$11,578	$20,860
Net cash used in investing activities	(6,946)	(14,906)	(30,303)
Net cash provided by (used in) financing activities	10,576	39,172	(2,403)

Cash provided by operating activities

Cash provided by operations for the year ended December 31, 2005 was attributable to net income of $10.8 million adjusted for depreciation and amortization of $8.9 million. Cash provided by operations for the year ended December 31, 2004 was attributable to net income of $7.9 million adjusted for depreciation and amortization of $9.3 million and non-cash interest expense of $1.6 million.

Cash used in investing activities

Total capital expenditures for the year ended December 31, 2005 were $5.9 million related primarily to the purchase of computer equipment and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the twelve months ended December 31, 2005 were $53.9 million and $30.6 million, respectively. In July 2005 the Company obtained Summit Telecom Systems, Inc.’s entire right, title and interest in certain intellectual property, including patents relating to the field of telecommunications services for $1.1 million. Total capital expenditures for the year ended December 31, 2004 were $10.6 million. In September 2004, we acquired the Internet protocol trading exchange business of Band-X Limited, or Band-X, with operations located in New York, London, and Edinburgh, Scotland for approximately $4.3 million in cash.

Cash provided by financing activities

During fiscal year 2005, cash used in financing activities was primarily attributable to the repayment of approximately $2.6 million in debt.

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

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on our exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on our exchange. As part of managing the credit risk associated with buyers on our exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

•	Netting. We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the year ended December 31, 2005, 35% of our trading revenues were offset by selling activity.

•	Credit risk assessment and underwriting. GMAC and SVB provide us with credit risk assessment and credit underwriting services. Under the terms of our agreements with GMAC and SVB, GMAC and SVB assume the credit risk of selected members so that they may purchase voice calls or Internet capacity on our exchange.

•	Self underwriting. Members can self-finance a credit line with us by prepaying, posting a cash deposit or letter of credit or by placing money in escrow.

•	CreditWatch system. We enter a credit line for each member into our CreditWatch system. This credit line is the sum of the GMAC credit line, SVB credit line, selling activity, other cash collateral and internal credit. The CreditWatch system regularly monitors a member’s net trading balance and sends email alerts to each member who surpasses 50%, 75% and 90% of its available credit limit and is able to automatically suspend a member’s ability to buy as its net balance reaches its total credit line.

•	Frequent settlement. We have two trading periods per month. Payments from buyers are due fifteen days after the end of each trading period. This frequent settlement reduces the amount outstanding from our buyers. The frequent clearing of trading balances, together with the ability to net buy and sell transactions, allows our members to trade large dollar volumes while minimizing the outstanding balance that needs to be underwritten by additional sources of credit.

We occasionally issue internal credit lines to our members based on our review of a member’s financial statements and payment history with us. Typically, these internal credit lines are in excess of the credit lines issued by our third party underwriters. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. While there are no written procedures regarding the extension of credit lines, we have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. In 2005, approximately 94% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which 48% were covered by our third party underwriters. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the future, we may elect to increase the amount of our credit we extend to our customers we deem creditworthy in order to reduce our credit underwriting costs. If buyers fail to pay us for any reason and we have not been able or have elected not to secure credit risk protection with respect to these buyers, our business could be adversely affected. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues that could materially affect our results of operations.

We have certain minimum annual commissions due pursuant to the terms of our agreements with each of GMAC and SVB. Pursuant to the terms of our agreement with GMAC, which has been extended until April 30, 2007, and pursuant to the terms of our agreement with SVB, which terminates on November 30, 2007, we are required to pay aggregate minimum annual commissions of $370,000.

Summary Disclosure about Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Loans payable	$910	$821	$89	$—	$—
Capital lease obligations	129	100	29	—	—
Operating leases	19,277	3,184	6,054	4,669	5,370
Purchase obligations	3,750	3,100	600	50	—

Total Contractual Obligations	$24,066	$7,205	$6,772	$4,719	$5,370

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its interpretations, and amends Statement 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in Statement 123(R) is similar to the fair-value approach permitted in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure will no longer be an alternative to financial statement recognition). In April 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for Statement 123(R). In accordance with the new rule, the accounting provisions of Statement 123(R) will be effective for the Company in fiscal 2006. Historically, in accordance with Statement 123 and Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure, we have elected to follow the disclosure only provisions of Statement 123 and, accordingly, continues to account for share based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense is only disclosed in the footnotes to the financial statements. We are required to adopt Statement No. 123(R) beginning January 1, 2006. We are in the process of determining how the guidance regarding valuing share-based compensation as prescribed by Statement 123(R) will be applied to valuing share-based awards granted after the effective date and the impact that the recognition of compensation expense from prior awards will have on its financial statements. We expect to use the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested and to use the Black-Scholes option-pricing model to value such awards. The adoption of Statement 123(R) is expected to have a negative effect on consolidated net income.

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

Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. We do not currently anticipate any effect of this pronouncement on its statements of operations.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS Nos. 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In 2004, the Emerging Issues Task Force (“EITF”) issued EITF 03-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments to provide detailed guidance on when an investment is considered impaired, whether that impairment is other-than-temporary, how to measure the impairment loss and disclosures related to impaired securities. Because of concerns about the application of the guidance of EITF 03-1 that described whether an impairment is other-than-temporary, the FASB deferred the effective date of that portion of the guidance. This FSP nullifies EITF 03-1 guidance on determining whether an impairment is other-than-temporary, and effectively retains the previous guidance in this area, which requires a careful analysis of all pertinent facts and circumstances. (In addition, the FSP generally carries forward EITF 03-1 guidance for determining when an investment is impaired, how to measure the impairment loss and what disclosures should be made regarding impaired securities. The FSP is effective for reporting periods subsequent to December 15, 2005. Our current analysis of impaired investments is consistent with the provisions of this. Therefore, the adoption of this FSP is not expected to have a significant impact on our consolidated financial position and results of operations.

Forward Looking Statements

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the section entitled “Item 1A. Risk Factors.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exposure

The financial position and results of operations of our U.K. subsidiary are measured using GBP as the functional currency. The foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. The percentage of fee revenues denominated in British Pounds was approximately 19% for the year ended December 31, 2003, approximately 20% for the year ended December 31, 2004 and approximately 15% for the year ended December 31, 2005.

Interest rate exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at December 31, 2005 or 2004. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and at December 31, 2005 our portfolio maturity was relatively short. Assuming an average investment level in short-term interest bearing securities of $40.0 million, which is the cash balance at December 31, 2005, a one-percentage point decrease in the applicable interest rate would result in a $400,000 decrease in interest income.

Under the terms of our credit agreement with Silicon Valley Bank, our borrowings bear interest at the prime rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10,000 assuming $1 million of borrowings. At December 31, 2005, we had no outstanding borrowings under this agreement.

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

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this annual report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the Company’s independent registered public accounting firm and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent registered public accounting firm has free access to the Audit Committee.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

As of December 31, 2005, management has assessed the effectiveness of the Company’s internal control over financial reporting, and has concluded that such control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by management. The Company’s independent registered public accounting firm, Ernst & Young LLP, have audited the consolidated financial statements of the Company for the year ended December 31, 2005 and have issued their report on management’s assessment as to the effectiveness of internal controls over financial reporting under Auditing Standard No. 2 of the Public Company Accounting Oversight Board. This report is included in this Item 9A of this Annual Report in form 10-K.

There have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Arbinet-thexchange, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Arbinet-thexchange, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arbinet-thexchange, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Arbinet-thexchange, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Arbinet-thexchange, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbinet-thexchange, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ending December 31, 2005 of Arbinet-thexchange, Inc. and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

March 3, 2006

Item 9B.	Other Information.

None.

PART III

Item 10.	Our Directors and Executive Officers

The information relating to our directors and nominees for election as directors under the heading “Election of Directors” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information relating to our executive officers in response to this item is contained in part under the caption “Our Executive Officers” in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our definitive proxy statement for the 2006 Annual Meeting of Stockholders.

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

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions

The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accountant Fees and Services

The discussion under the heading “Independent Auditors Fees and Other Matters” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K

(a) (1)	Consolidated Financial Statements.

Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(a) (2)	Consolidated Financial Statement Schedule.

Reference is made to the Index to Financial Statement Schedule on Page F-1.

(a) (3)	Exhibits.

Reference is made to the Index to Exhibits on Page 52.

Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of March, 2006.

ARBINET-THEXCHANGE, INC.

By:	/s/ J. CURT HOCKEMEIER
J. Curt Hockemeier, President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANTHONY L. CRAIG Anthony L. Craig	Chairman of the Board and Director	March 14, 2006

/S/ J. CURT HOCKEMEIER J. Curt Hockemeier	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006

/S/ JOHN J. ROBERTS John J. Roberts	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

/S/ ROBERT C. ATKINSON Robert C. Atkinson	Director	March 14, 2006

/S/ WILLIAM G. KINGSLEY William G. Kingsley	Director	March 14, 2006

/S/ ROGER H. MOORE Roger H. Moore	Director	March 14, 2006

/S/ DEBORAH D. RIEMAN, PH.D. Deborah D. Rieman, Ph.D.	Director	March 14, 2006

/S/ MICHAEL J. RUANE Michael J. Ruane	Director	March 14, 2006

/S/ MICHAEL J. DONAHUE Michael J. Donahue	Director	March 14, 2006

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated September 2, 2004, by and among Band-X Limited, Arbinet-thexchange Limited and the Company (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

3.1	Amended and Restated Certificate of Incorporation which became effective upon the closing of the Company’s initial public offering (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

3.2	Amended and Restated By-laws which became effective upon the closing of the Company’s initial public offering (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

4.1	Specimen Certificate evidencing shares of common stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated May 30, 2003, by and among the Holders listed therein, the Founder listed therein and the Company (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.1*	Amended and Restated 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.2*	First Amended and Restated Non-employee Directors’ and Advisors’ Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.3*	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.4†	Factoring Agreement, dated February 1, 2003, by and between GMAC Commercial Finance LLC and the Company; Export Receivable Rider to Factoring Agreement, dated February 10, 2003, by and between GMAC Commercial Finance LLC and the Company; and Amendment to Factoring Agreement, dated December 12, 2003, by and between GMAC Commercial Finance LLC and the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.5††	Amended and Restated GMAC Commercial Finance LLC Factoring Agreement and Export Receivable Rider to Amended and Restated Factoring Agreement, by and between the Company and GMAC Commercial Finance LLC, executed as of November 10, 2005 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.)

10.6†	Interfactor and Subordination Agreement, dated December 12, 2003, by and between SCM Telco Finance LLC, GMAC Commercial Finance LLC and the Company; Guaranty Agreement, dated December 12, 2003, by and between Highbridge/Zwirn Special Opportunities Fund, L.P. and the Company; Letter Agreement, dated December 12, 2003, by and among SCM Telco Finance LLC, Silicon Valley Bank, ORIX Venture Finance LLC and the Company; and Factoring Agreement, dated December 12, 2003, by and between SCM Telco Finance LLC and the Company (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

Exhibit No.	Description of Exhibit
10.7	Accounts Receivable Financing Agreement, dated February 3, 2003, by and between Silicon Valley Bank and the Company; Intercreditor Agreement, dated February 3, 2003, by and between Silicon Valley Bank and ORIX Merchant Banking LLC; Letter Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC, GMAC Commercial Finance LLC and the Company; Letter Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC and the Company; Securities Account Control Agreement, dated February 3, 2003, by and between SVB Securities, ORIX Merchant Banking LLC, Banc of America Securities LLC and the Company; Securities Account Control Agreement, dated February 3, 2003, by and between SVB Securities, Silicon Valley Bank, Banc of America Securities LLC and the Company; Deposit Account Control Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC and the Company; First Amendment to Accounts Receivable Financing Agreement, dated October 27, 2003, by and between Silicon Valley Bank and the Company; and Second Amendment to Accounts Receivable Financing Agreement, dated May 28, 2004, by and between Silicon Valley Bank and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.8**	Third Amendment to Accounts Receivable Financing Agreement, dated as of May 2, 2005, by and between Silicon Valley Bank and the Company.

10.9††**	Non-Recourse Receivables Purchase Agreement, dated as of November 28, 2005, by and between the Company and Silicon Valley Bank.

10.10	Master Lease Agreement, dated as of June 5, 2003, by and between ATEL Ventures, Inc. and the Company; and Notification of Rental Adjustment and Amendment to Equipment Schedule No. 1 to Master Lease Agreement, dated June 24, 2003, by and between ATEL Venture Fund, LLC, ATEL Capital Equipment Fund IX, LLC and the Company (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.11	Master Equipment Lease, dated as of March 1, 2002, by and between Pentech Financial Services, Inc. and the Company; Acceptance Supplement No. 1 to Master Equipment Lease, dated May 1, 2002, by and between Pentech Financial Services, Inc. and the Company; Amendment to Master Equipment Lease, dated July 1, 2002, by and between Pentech Financial Services, Inc. and the Company; Hold Harmless Agreement, dated May 1, 2002, by and between Pentech Financial Services, Inc. and the Company; and Acceptance Supplement No. 2, dated May 1, 2003, by and between Pentech Financial Services, Inc. and the Company (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.12*	Settlement and Release Agreement dated July 8, 2004, by and between J. Curt Hockemeier and the Company (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.13*	Employment Offer Letter, dated as of April 4, 2000, by and between J. Curt Hockemeier and the Company (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.14*	Employment Offer Letter, dated as of July 12, 2001, by and between Peter P. Sach and the Company (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.15*	Employment Offer Letter, dated as of March 15, 2000, by and between Chi K. Eng and the Company (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

Exhibit No.	Description of Exhibit
10.16*	Settlement Agreement, dated July 9, 2004, by and between Alex Mashinsky and the Company (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.17*	Employment Offer Letter, dated March 31, 2004, by and between John J. Roberts and the Company (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.18	Albany Street Office Lease, dated February 6, 2003, by and between Albany Street Plaza Real Estate Management Company and the Company; Lease, dated June 11, 1999, by and between AMEC Properties Limited and Pacific Gateway Exchange (U.K.) Limited; AT&T Center Office Lease, dated December 9, 1997, by and between Mitsui Fudosan (U.S.A.), Inc. and Pacific Gateway Exchange; Office Lease, by and between Bruce Goodman and the Company; Lease Agreement by and between Auda Properties, L.P. and the Company; and Office lease, dated January 20, 2000, by and between 75 Broad, LLC, and the Company (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.19*	Settlement and Release Agreement dated July 30, 2004, by and between Anthony L. Craig and the Company (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.20	Master Rental Agreement dated May 18, 2001, by and between Lombard GATX Technology Limited and the Company; Addendum to Master Rental Agreement, dated May 18, 2001, by and between Lombard Network Services Limited and the Company; and Letter Agreement, dated June 17, 2004, by and between Lombard GATX Technology Limited and the Company (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.21*	Form of Incentive Stock Option Agreement under 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.22*	Form of Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.23	Standard Purchase Agreement, dated May 19, 2003, by and between Tekelec and the Company (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.24	Master Procurement Agreement, dated March 7, 2003, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company; Amendment No. 1 to the Master Procurement Agreement, dated September 5, 2003, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company; Amendment No. 2 to the Master Procurement Agreement, dated December 31, 2003, by and between Tekelec and the Company; Amendment No. 3 to the Master Procurement Agreement, dated March 31, 2004, by and between Tekelec and the Company; Amendment No. 4 to the Master Procurement Agreement, dated May 10, 2004, by and between Tekelec and the Company (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.25**	Amendment No. 5 to the Master Procurement Agreement, dated as of March 31, 2005, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company.

10.26**	Amendment No. 6 to the Master Procurement Agreement, dated as of December 21, 2005, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company.

Exhibit No.	Description of Exhibit
10.27	Assignment and Acceptance Agreement, dated August 31, 2004, by and between Highbridge/Zwirn Special Capital Opportunities Fund, LP and the Company (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.28**	Lease Termination Agreement, dated December 28, 2005, by and between Broad Financial Center LLC and Arbinet Communications, Inc.

10.29	Patent Acquisition Agreement by and between Arbinet-thexchange, Inc. and Summit Telecom Systems, Inc., dated as of June 3, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2005.)

10.30	Amendment to Patent Acquisition Agreement by and between Arbinet-thexchange, Inc. and Summit Telecom Systems, Inc., dated as of July 21, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 25, 2005.)

10.31	Form of Arbinet-thexchange, Inc. Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.)

21.1**	Subsidiaries of the Company

23.1**	Consent of Ernst & Young LLP.

31.1**	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2**	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

*	A management contract and compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
†	Confidential treatment has been requested and granted for a portion of this exhibit.
††	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arbinet-thexchange, Inc.

We have audited the accompanying consolidated balance sheets of Arbinet-thexchange, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbinet-thexchange, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arbinet-thexchange, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 3, 2006

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2005

	As of December 31,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$53,532,660	$40,364,777
Marketable securities	—	23,230,913
Trade accounts receivable (net of allowances of $899,902 and $827,462 at December 31, 2004 and 2005, respectively)	27,351,810	24,831,554
Prepaids and other current assets	2,369,746	1,461,118

Total current assets	83,254,216	89,888,362
Property and equipment, net	24,689,053	21,775,895
Security deposits	2,469,970	2,252,525
Intangible assets, net	1,862,772	2,476,053
Goodwill	2,170,236	1,901,178
Other assets	420,693	1,385,322

Total Assets	$114,866,940	$119,679,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Loan payable-current portion	$765,658	$820,587
Capital lease obligations-current portion	1,158,365	94,191
Accounts payable	15,645,826	13,785,594
Deferred revenue	4,314,006	3,967,970
Accrued expenses and other current liabilities	9,445,247	11,160,418

Total current liabilities	31,329,102	29,828,760
Loan payable—long-term	910,321	89,734
Capital lease obligations—long-term	808,860	26,533
Other long-term liabilities	6,580,791	3,964,222

Total Liabilities	39,629,074	33,909,249

Commitments and contingencies	—	—
Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 24,584,574 and 25,413,202 shares issued, respectively	24,584	25,413
Additional paid-in capital	176,073,297	179,849,637
Treasury stock, 68,673 shares	(1,274,549)	(1,274,549)
Deferred compensation	(160,707)	(3,187,145)
Accumulated other comprehensive loss	(350,571)	(1,320,580)
Accumulated deficit	(99,074,188)	(88,322,690)

Total Stockholders’ Equity	75,237,866	85,770,086

Total Liabilities and Stockholders’ Equity	$114,866,940	$119,679,335

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

	Year Ended December 31,
	2003	2004	2005
Trading revenues	$369,989,619	$475,231,245	$481,606,758
Fee revenues	33,958,652	44,734,469	48,848,318

Total revenues	403,948,271	519,965,714	530,455,076
Cost of trading revenues	369,972,234	474,916,419	481,200,159

	33,976,037	45,049,295	49,254,917
Costs and expenses
Operations and development	10,881,862	13,437,734	13,990,619
Sales and marketing	4,712,839	5,673,789	7,564,010
General and administrative	9,588,015	9,344,634	12,541,470
Depreciation and amortization	7,203,682	9,266,416	8,864,950
Restructuring costs and litigation settlements	—	3,675,021	(2,673,449)

Total costs and expenses	32,386,398	41,397,594	40,287,600

Income from operations	1,589,639	3,651,701	8,967,317
Interest income	341,786	287,671	1,779,460
Interest expense (including $1,610,574 of interest on redeemable preferred stock for the year ended December 31, 2004)	(1,967,795)	(2,792,323)	(346,752)
Other income (expense), net	31,779	6,717,593	(1,242,477)

Income (loss) from continuing operations before income taxes	(4,591)	7,864,642	9,157,548
Income tax benefit	—	—	(1,298,062)

Income (loss) from continuing operations	(4,591)	7,864,642	10,455,610
Discontinued operations:
Income from discontinued operations, net of income tax of $20,265	—	—	295,888

Net income (loss)	(4,591)	7,864,642	10,751,498
Preferred stock dividends and accretion	(8,005,573)	(6,678,541)	—

Net income (loss) attributable to common stockholders	$(8,010,164)	$1,186,101	$10,751,498

Basic net income (loss) per share:
Continuing operations	$(4.13)	$0.35	$0.43

Discontinued operations	—	—	0.01

Net income	$(4.13)	$0.35	$0.44

Diluted net income (loss) per share:
Continuing operations	$(4.13)	$0.21	$0.41

Discontinued operations	$—	$—	$0.01

Net income	$(4.13)	$0.21	$0.42

Shares used in computing basic net income (loss) per share	1,940,835	3,367,848	24,590,454

Shares used in computing diluted net income (loss) per share	1,940,835	5,630,964	25,777,740

Pro forma diluted net income per share		$0.36

Pro forma shares used to compute diluted net income per share		21,925,740

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

	Common Stock		Series D and Series D-1 Preferred		Additional Paid-In Capital	Stockholders’ Loans	Treasury Stock	Deferred Compen- sation	Accumulated Other Comprehen- sive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2002	1,973,820	$1,974	$58,430,884	$58,431	$29,632,738	$(1,614,833)	$—	$—	$(180,651)	$(106,934,239)	$(79,036,580)
Exercise of options	82,142	82			20,083						20,165
Deferred Compensation on options and restricted stock grants	131,579	132			279,076			(279,208)			—
Amortization of deferred compensation								34,370			34,370
Net payment of stockholders loans, including interest thereon						188,561					188,561
Issuance of warrants					526,852						526,852
Accretion of preferred stock and warrants					(675,164)						(675,164)
Dividends on preferred stock					(7,330,409)						(7,330,409)
Foreign currency translation adjustment									(253,100)		(253,100)
Net loss										(4,591)	(4,591)

Balance December 31, 2003	2,187,541	2,188	58,430,884	58,431	22,453,176	(1,426,272)	—	(244,838)	(433,751)	(106,938,830)	(86,529,896)

Exercise of options	598,660	599			164,530						165,129
Exercise of warrants	391,480	391			1,264,555						1,264,946
Restricted stock grants	31,250	31			259,969						260,000
Restricted stock grant retirement	(5,590)	(6)			6						—
Amortization of deferred compensation								71,135			71,135
Reduction due to forfeitures					(12,996)			12,996			—
Legal settlement (see Note 12)	156,250	156			2,349,844						2,350,000
Net payment of stockholders loans, including interest thereon						151,723					151,723
Repayment of stockholder loans with common stock						1,274,549	(1,274,549)				—
Accretion of preferred stock and warrants					(410,162)						(410,162)
Dividends on preferred stock					(6,268,379)						(6,268,379)
Issuance of common stock in Initial Public Offering, net	4,233,849	4,234			66,588,852						66,593,086
Conversion of Preferred Stock	16,991,134	16,991	(58,430,884)	(58,431)	89,683,902						89,642,462
Foreign currency translation adjustment									83,180		83,180
Net income										7,864,642	7,864,642

Balance December 31, 2004	24,584,574	24,584	—	—	176,073,297	—	(1,274,549)	(160,707)	(350,571)	(99,074,188)	75,237,866

Exercise of options	176,735	177			209,364						209,541
Exercise of warrants	123,113	123			(123)						—
Restricted stock grants	528,780	529			3,586,974			(3,587,503)			—
Amortization of deferred compensation								541,190			541,190
Reduction due to forfeitures					(19,875)			19,875			—
Cumulative unrealized loss in available-for-sale securities									(26,464)		(26,464)
Foreign currency translation adjustment									(943,545)		(943,545)
Net income										10,751,498	10,751,498

Balance December 31, 2005	25,413,202	$25,413	$—	$—	$179,849,637	$—	$(1,274,549)	$(3,187,145)	$(1,320,580)	$(88,322,690)	$85,770,086

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

	Year Ended December 31,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,591)	$7,864,642	$10,751,498
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,070,956	9,266,416	8,864,950
Amortization of deferred compensation	34,370	71,135	541,190
Loss on sale of property and equipment	166,895	—	—
Gain on discontinued operations	—	—	(295,888)
Deferred income taxes	—	—	(1,542,125)
Non-cash interest on redeemable preferred stock	—	1,610,574	—
Gain on redemption of Series B/B-1 preferred stock	—	(7,223,766)	—
Common stock issued for litigation settlement	—	2,350,000	—
Foreign currency exchange (gain) loss	(871,908)	(577,872)	471,143
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,310,006)	(8,220,662)	2,481,385
Other current assets, security deposits and other assets	342,176	(738,206)	2,165,557
Accounts payable	2,156,261	4,685,188	(1,907,930)
Deferred revenue, accrued expenses and other current liabilities	2,308,236	3,476,407	1,630,158
Other long-term liabilities	(1,485,269)	(985,434)	(2,300,416)

Net cash provided by operating activities	6,407,120	11,578,422	20,859,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of certain assets of Band-X	—	(4,266,528)	—
Acquisition of certain intangible assets of Summit	—	—	(1,100,000)
Proceeds on sale of equipment	1,309,051	—	—
Purchases of property and equipment	(8,255,449)	(10,639,266)	(5,946,056)
Purchases of marketable securities	—	—	(53,905,377)
Proceeds from sales and maturities of marketable securities	—	—	30,648,000

Net cash used in investing activities	(6,946,398)	(14,905,794)	(30,303,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of indebtedness, net	2,874,977	(11,255,938)	(765,658)
Redemption of Series B and Series B-1 preferred stock	—	(15,224,898)	—
Issuance of common stock, net of costs	20,165	68,283,161	209,541
Issuance of preferred stock, net of issuance costs	9,918,651	—	—
Loans made to stockholders, net of repayments	188,561	151,723	—
Net payments on obligations under capital leases	(2,426,332)	(2,782,006)	(1,846,501)

Net cash provided by (used in) financing activities	10,576,022	39,172,042	(2,402,618)
Effect of foreign exchange rate changes on cash	767,795	540,745	(1,321,354)

Net increase (decrease) in cash and cash equivalents	10,804,539	36,385,415	(13,167,883)
Cash and cash equivalents, beginning of year	6,342,706	17,147,245	53,532,660

Cash and cash equivalents, end of period	$17,147,245	$53,532,660	$40,364,777

Supplemental disclosure of non-cash investing and financing activities:

Assets acquired under capital leases	$3,228,899	$—	$—

Cash paid for interest	$1,933,683	$1,281,712	$346,752

Cash paid for income taxes	$—	$—	$51,828

Issuance of restricted stock	$240,008	$—	$3,587,503

Repayment of stockholders’ loans with common stock	$—	$1,274,549	$—

Conversion of preferred stock into common stock	$—	$89,683,902	$—

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

Marketable Securities

Marketable securities generally consist of certificates of deposits with original maturities of between 90 and 360 days and highly liquid debt securities of corporations, agencies of the U.S. government and the U.S. government. These investments can be readily purchased or sold using established markets. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Such investments are classified as available-for-sale and are carried at fair value based on quoted market prices with unrealized gains and losses reported in stockholders’ equity as a component of comprehensive income. Interest on marketable securities is recognized as income when earned. Realized gains and losses are calculated using specific identification.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in the acquisition of certain assets of Band-X Limited completed in September 2004 (See Note 13). Intangible assets consist of purchased existing technology, customer relationships and other intangible assets, all of which are generally amortized over periods ranging from two to ten years. Intangible assets are stated at cost, less accumulated amortization.

The Company follows the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which requires that business combinations be accounted for using the purchase

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method of accounting and acquired intangible assets meeting certain criteria be recorded apart from goodwill. In addition, the Company follows the guidance of SFAS No. 142. “Goodwill and Other Intangible Assets” which requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead are subject to an annual assessment for impairment by applying a fair value approach.

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

In addition, the Company tests goodwill for impairment as of the first day of its fiscal fourth quarter using a two-step process prescribed in SFAS No. 142, “Goodwill and Other Intangible Assets”. The first step of the goodwill impairment test compares the fair value of the Company’s net assets with their carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired. If the carrying value exceeds the fair value, the Company compares the fair value of goodwill with its carrying value and recognizes an impairment loss for the amount by which the carrying amount exceeds the fair value. Fair value is determined based on comparable market multiples or discounted cash flows where applicable. The Company currently operates in one reportable segment and its goodwill is attributed that segment. To date, the Company has not had an impairment of goodwill.

Revenue Recognition

The Company recognizes trading revenues from minutes traded on its exchange, and fee revenues from capacity-based access fees, credit risk premium fees, colocation service fees, annual membership fees and other value-added service fees. Revenues from minutes traded represent the price per minute multiplied by the number of minutes of network capacity purchased by buyers through the Company’s exchange. The Company recognizes trading revenues on a gross basis because the Company acts as a principal in the transactions and not in a broker

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or agent capacity. Additionally, the Company has the risks and rewards of ownership since the Company collects directly from the buyer and pays directly to the seller. The Company bears the credit risk of the transactions and any potential default by the buyer does not absolve the Company from paying the seller. Revenues from access fees represent the amounts the Company charges sellers and buyers based on the capacity they make available to buy and sell with other customers (which the Company defines as “Members”). This capacity is measured by the size of the interconnection between the Member’s network and the Company’s exchange delivery point. The Company realizes revenue for such capacity based on a monthly minimum fee. To the extent the Member trades in excess of this minimum, the Company charges additional fees based on the additional minutes traded.

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

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts the realization of which is considered to be more likely than not.

Concentration of Credit Risk

Financial instruments which subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivables. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company’s U.K. subsidiary accounted for approximately 24%, 29% and 26% of total fee revenues for the years ended December 31, 2003, 2004 and 2005, respectively. No single Member accounted for more than 10% of fee revenues for the years ended December 31, 2003, 2004 and 2005.

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are outstanding, industry and geographic concentrations, the current business environment and its historical experience. If the financial condition of the Company’s customers deteriorates or if economic conditions worsen, additional allowances may be required.

The Company has agreements with certain finance companies that provide the Company with global credit risk management services. Under these agreements, the finance companies provide credit protection on certain of the Company’s Members in the event of their inability to pay. We had established credit risk assessment and credit underwriting services with each of GMAC Commercial Finance LLC (“GMAC”) and SCM Telco Finance LLC (“SCM Telco”) that provide us with a level of credit risk protection. In August 2004, SCM Telco assigned our credit agreement to Highbridge/Zwirn Special Opportunity Fund, L.P., (“Highbridge”), which assumed all of SCM Telco’s obligations under the credit agreement. The Company and Silicon Valley Bank (“SVB”) entered into a Non-Recourse Receivable Purchase Agreement on November 28, 2005 whereby SVB agrees to buy from the Company all right and title to and interest in the payment of all sums owing or to be owing from certain Members arising out of certain invoices of such Members up to an aggregate of $10 million. This agreement has an initial term of two years. The Company uses this facility with SVB in lieu of the facility previously provided by Highbridge, which terminated on December 12, 2005, pursuant to its terms. Under the terms of our agreements with GMAC and SVB either GMAC or SVB assumes the credit risk of selected members to enable such members to purchase voice calls or Internet capacity on our exchange. We have certain minimum annual commissions due pursuant to the terms of our agreements with each of GMAC and SVB. Pursuant to the terms of our agreement with GMAC, which has been extended until April 30, 2007, and pursuant to the terms of our agreement with SVB, which terminates on November 30, 2007, we are required to pay minimum annual commissions of $370,000.

Fair Value of Financial Instruments

The Company’s financial instruments at December 31, 2005 consist of accounts receivable, marketable securities, accounts payable and debt. For the year ended December 31, 2005, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximates fair value, based upon the short-term nature of these accounts. The fair value of the Company’s loan agreements approximate carrying value at December 31, 2005 and 2004 as each of the loans bears interest at a floating rate. The fair value of the Company’s marketable securities approximate carrying value at December 31, 2005 and 2004 due to either their short-term maturity or their prevailing interest rates.

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2003	2004	2005
Net income (loss) attributable to common stockholders, as reported	$(8,010,164)	$1,186,101	$10,751,498
Add: Stock-based compensation expense as reported	34,370	71,135	541,190
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(58,403)	(474,234)	(10,254,514)

Pro forma net income (loss)	$(8,034,197)	$783,002	$1,038,174

Income (loss) per share:
Basic—as reported	$(4.13)	$0.35	$0.44

Diluted—as reported	$(4.13)	$0.21	$0.42

Basic—pro forma	$(4.14)	$0.23	$0.04

Diluted—pro forma	$(4.14)	$0.14	$0.04

The fair market value of each option grant for all years presented has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	2003	2004	2005
Expected option lives	4 years	4 years	4 years
Risk-free interest rates	2.40%	3.29%	3.88%
Expected volatility	33.5%	35.0%	46.1%
Dividend yield	0%	0%	0%

On August 25, 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested employee stock options issued under its 2004 Stock Incentive Plan that have an exercise price in excess of $10. Pursuant to this action, options to purchase approximately 1.4 million shares became exercisable immediately. Based on the closing price on August 24, 2005, of $6.35, none of the options had intrinsic economic value at the time. The vesting acceleration enables the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of SFAS 123(R) in January 2006. As a result of this change, the Company expects to reduce the pre-tax stock option expense it otherwise would have been required to record under SFAS 123(R) by approximately $7.8 million over a four-year period of which approximately $2.5 million would be avoided in 2006.

Foreign Currency Translation

The financial position and results of operations of the Company’s United Kingdom subsidiary are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange rate in effect at year-end. Income statement accounts and cash flows are translated at the average rate of exchange prevailing during the period. Translation adjustments, arising from the use of differing exchange rates, are included in accumulated other comprehensive income (loss). Net gains (losses) resulting from foreign currency transactions were approximately $872,000, $578,000 and $(471,000) for the years ended December 31, 2003, 2004 and 2005 and are included in other income (expense), net in the consolidated statements of operations.

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

Accretion of Preferred Stock Issuance Costs

The Company incurred approximately $116,000, $0 and $0 of issuance costs during the years 2003, 2004 and 2005, respectively, in connection with the issuance of various classes of its preferred stock. Such costs have been recorded as a reduction of the carrying amount of the preferred stock and were being accreted through a charge to additional paid-in capital up to the date of their conversion using the effective interest method.

Leases and Leasehold Improvements

The Company accounts for leases in accordance with SFAS No. 13, “Accounting for Leases” and other related authoritative guidance. The Company records rent expense for leases that contain scheduled rent increases on a straight-line basis over the lease term.

Reclassifications

Certain amounts in the comparative periods have been reclassified to conform to the current period’s presentation in the consolidated statements of cash flows which presents the foreign currency exchange gain as an adjustment to reconcile net income (loss) to “net cash provided by operating activities”.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effects of Recently Issued Accounting Pronouncements

FASB Statement 123(R): Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its interpretations, and amends Statement 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in Statement 123(R) is similar to the fair-value approach permitted in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure will no longer be an alternative to financial statement recognition). In April 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for Statement 123(R). In accordance with the new rule, the accounting provisions of Statement 123(R) will be effective for the Company in fiscal 2006. Historically, in accordance with Statement 123 and Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company had elected to follow the disclosure only provisions of Statement 123 and, accordingly, continues to account for share based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense is only disclosed in the footnotes to the financial statements. The Company is required to adopt Statement No. 123(R) beginning January 1, 2006. The Company is in the process of determining how the guidance regarding valuing share-based compensation as prescribed by Statement 123(R) will be applied to valuing share-based awards granted after the effective date and the impact that the recognition of compensation expense from prior awards will have on its financial statements. The Company expects to use the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested and to use the Black-Scholes option-pricing model to value such awards. The adoption of Statement 123(R) is expected to have a negative effect on consolidated net income.

FASB Statement No. 154: Accounting Changes And Error Corrections

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting estimate.

Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005. The Company does not currently anticipate any effect of this pronouncement on its statements of operations.

FASB Staff Position No. FAS 115-1 and FAS 124-1: The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS Nos. 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In 2004, the Emerging Issues Task Force (“EITF”) issued EITF 03-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments to provide detailed guidance on when an investment is considered impaired, whether that impairment is other-than-temporary, how to measure the impairment loss and disclosures related to impaired securities. Because of concerns about the application of the guidance of EITF 03-1 that described whether an impairment is other-than-temporary, the FASB deferred the effective date of that portion of the guidance. This FSP nullifies EITF 03-1 guidance on determining whether an impairment is other-than-temporary, and effectively retains the previous guidance in this area, which requires a careful analysis of all pertinent facts and circumstances. In addition, the FSP generally carries forward EITF 03-1 guidance for determining when an investment is impaired, how to measure the impairment loss and what disclosures should be made regarding impaired securities. The FSP is effective for reporting periods subsequent to December 15, 2005. Our current analysis of impaired investments is consistent with the provisions of this FSP. Therefore, the adoption of this FSP is not expected to have a significant impact on our consolidated financial position and results of operations.

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

The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common share equivalent shares outstanding:

	Year Ended December 31,
	2003	2004	2005
Basic number of common shares outstanding	1,940,835	3,367,848	24,590,454
Dilutive effect of stock options and warrants	—	2,263,116	1,187,286

Dilutive number of common and common share equivalents	1,940,835	5,630,964	25,777,740

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income (loss) per share would have been antidilutive:

	Year Ended December 31,
	2003	2004	2005
Redeemable convertible preferred stock	16,991,134	—	—
Stock options	1,752,041	—	1,383,184
Preferred stock warrants	407,164	—	—
Common stock warrants	169,006	—	—

	19,319,345	—	1,383,184

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The shares used in calculating the pro forma net income (loss) per share assume the conversion of the following mandatorily redeemable convertible preferred shares and warrants outstanding:

Year Ended December 31, 2004
Net income	$7,864,642

Weighted average common shares outstanding	3,367,848
Less weighted average of conversion of mandatorily redeemable convertible preferred stock in amount above	(696,358)
Plus conversion of mandatorily redeemable convertible preferred stock	16,991,134

Total weighted average shares outstanding used in computing pro forma net income per share	19,662,624

Dilutive effect of stock options and warrants	2,263,116

Total common stock and common stock equivalents	21,925,740

Pro forma basic net income per share	$0.40

Pro forma diluted net income per share	$0.36

2.    RESTRUCTURING CHARGES

During 2001 and 2002, the Company exited two separate facilities and accordingly recorded charges for the future lease obligations, net of estimated sub-lease income. During the fourth quarter of 2005, the Company renegotiated a leased property that was exited in 2001. This renegotiation resulted in a lease termination agreement that requires the Company to make scheduled payments to the landlord through December 31, 2009. Accordingly, the Company recorded an adjustment of $922,287 to the liability for the revision to the prior estimate. The table below shows the amount of the charges and the cash payments related to those liabilities.

Total
Balance at December 31, 2002	$5,552,467
Cash payments	(263,111)

Balance at December 31, 2003	5,289,356
Cash payments	(713,685)

Balance at December 31, 2004	4,575,671
Cash payments	(1,428,586)
Adjustment to liability for revision in estimate based on settlement agreement	(922,287)

Balance at December 31, 2005	$2,224,798

As of December 31, 2005, $0.5 million of the $2.2 million balance is recorded in accrued liabilities and $1.7 million is recorded in other long-term liabilities.

3.    DISCONTINUED OPERATIONS

In October 1999, the Company ceased the operations of Bellfax, Inc. (“Bellfax”), a wholly-owned subsidiary. Bellfax was engaged in the sale and rental of telecommunication equipment and operating international routes.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bellfax’s operations focused on the transfer of telecommunications capacity in specific markets for an individual telecommunications company, using Bellfax’s proprietary software and network infrastructure. In 2005, management reevaluated the $670,000 liability related to Bellfax and determined that approximately $350,000 was needed at December 31, 2005, which is recorded in other long-term liabilities. Accordingly, $295,888, net of income tax of $20,265, was recognized as income from discontinued operations in 2005.

4.    MARKETABLE SECURITIES

Marketable securities have been classified as available-for-sale and are carried at fair value based on quoted market prices. Interest on marketable securities is recognized as income when earned. Realized gains and losses are calculated using specific identification. Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the year ended December 31, 2005. All marketable securities at December 31, 2005 have a maturity of one year or less. As of December 31, 2005, the Company’s net unrealized losses in its available-for-sale securities were comprised of unrealized gains of $258 and unrealized losses of $26,722. The following is a summary of marketable securities at December 31, 2005 by type:

2005
Commercial paper	$16,569,659
U.S. Government and federal agency obligations	11,739,033
Certificates of deposit	2,026,611
Corporate bonds	3,021,559

33,356,862
Less: amounts classified as cash equivalents	10,125,949

Total marketable securities	$23,230,913

There were no individual marketable securities which carried an unrealized loss for the past twelve consecutive months. The net unrealized losses of these debt instruments were $26,464. These debt instruments have an aggregate fair value of approximately $21,100,000 and are primarily comprised of three corporate bonds rated AA or better, and six government agency securities. The Company has evaluated the credit risk of the securities which carried unrealized losses for six or more consecutive months. The credit risk of these instruments has not been adversely affected by a ratings downgrade and there has been no negative impact relating to the industry or sector of the issuers of these instruments. The government agency securities have continued to trade at consistent spreads over the past year, providing further indication that there has been no negative impact to these securities. The credit ratings of these securities remain within the Company’s investment policy guidelines. Based upon this evaluation, the Company has determined that the unrealized losses are predominantly the result of rising interest rates relative to rates at the time the securities were purchased in 2005. This decline in value of these investments is considered to be temporary in nature, and as a result, the Company has continued to account for these as unrealized losses as of December 31, 2005.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004 and 2005:

	2004	2005	Estimated Useful Life
Telecommunications equipment and software	$48,839,736	$53,619,136	5 to 7 years
Furniture and fixtures	4,527,946	4,905,351	5 to 7 years
Leasehold improvements	8,115,845	8,114,539	Shorter of initial lease term or useful life

	61,483,527	66,639,026
Less accumulated depreciation and amortization	(36,794,474)	(44,863,131)

Property and equipment, net	$24,689,053	$21,775,895

Property and equipment, net, includes equipment under capital leases of $3,657,952 and $2,367,294 (net of accumulated depreciation of $3,273,160 and $4,347,022) at December 31, 2004 and 2005, respectively. Property and equipment, net, includes capitalization of software for internal use of $7,853,203 and $6,187,540 (net of accumulated amortization of $16,315,868 and $19,558,754) at December 31, 2004 and 2005, respectively. Amortization of software for internal use was $2,987,026, $4,100,062 and $3,274,689 in 2003, 2004 and 2005, respectively. Property and equipment, net includes approximately $5.3 million and $4.3 million of assets located in the Company’s leased facilities in the United Kingdom as of December 31, 2004 and 2005, respectively.

In 2003, the Company sold certain fixed assets to an equipment finance company who leased these assets back to the Company. This lease is recorded as a capital lease and the Company realized an approximate $0.2 million loss on the sale in 2003.

6.    INDEBTEDNESS

Indebtedness consisted of the following at December 31, 2004 and 2005:

	2004	2005
GECC Loan	$1,675,979	$910,321
Less current portion	(765,658)	(820,587)

Loan payable—long term	$910,321	$89,734

GECC Loan.    Under the terms of the agreement, borrowings by the Company bear interest at 7% per annum and are payable in monthly payments of approximately $72,000 with the final scheduled payment of approximately $90,000 due in January 2007.

Silicon Valley Bank Loan.    The Company entered into an Agreement with Silicon Valley Bank (“SVB”) whereby SVB provides the Company with receivables financing on certain of the Company’s trade accounts receivables of up to $25 million (the “SVB Agreement”). Interest is accrued on the daily outstanding loan balance at a rate equal to the prime rate 7.25% at December 31, 2005. This agreement contains a financial covenant requiring the Company to maintain a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) among other matters. For the year ended December 31, 2005, the Company was in compliance with all covenants under this loan agreement. As of December 31, 2005, the full $25.0 million was available to the Company as no amounts were outstanding under this facility. Our current credit facility with Silicon Valley Bank expires in May 2006. We expect to extend the expiration date on this facility.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2004	2005
Compensation and related benefits	$1,331,898	$1,193,431
Security deposits from Members	1,682,206	3,222,846
Rent	967,046	655,658
Prepayments from Members	2,277,158	2,109,225
Value added tax	728,331	816,316
Professional fees	520,381	757,014
Litigation settlement	500,000	500,000
Capital expenditures	227,929	—
Due to Silicon Valley Bank	—	862,444
Other	1,210,298	1,043,484

	$9,445,247	$11,160,418

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

As of December 31, 2005, 2,609,375 shares of common stock are reserved for stock options granted and 11,849 shares are reserved for warrants to purchase common stock. As of December 31, 2005, these warrants are exercisable at prices ranging from $4.99 to $8 per share.

9.    STOCK COMPENSATION

The Company has established a stock incentive plan (the “Plan”) which provides the granting of options to officers, employees, directors, and consultants of the Company. Plan options granted generally have a four-year vesting period and expire ten years after grant. As of December 31, 2005, options to purchase 1,239,008 shares of common stock were available for future grants. The Company applies APB No. 25 and related interpretations in accounting for its Plan.

A summary of the Company’s stock options activity (including options granted outside the Plan to non-employees) during 2003, 2004 and 2005 is presented below:

	2003	Weighted Average Exercise Price	2004	Weighted Average Exercise Price	2005	Weighted Average Exercise Price
Outstanding, at beginning of year	1,743,141	$0.32	1,752,041	$0.48	2,024,298	$6.88
Granted	175,354	2.40	919,958	14.56	883,815	21.82
Exercised	(82,142)	(0.16)	(598,660)	(0.32)	(176,735)	(1.19)
Forfeited	(84,312)	(0.32)	(49,041)	(2.56)	(92,205)	(14.63)

Outstanding, at end of year	1,752,041	0.48	2,024,298	6.88	2,639,173	12.09

Options exercisable at year-end	866,500	0.34	695,778	0.80	2,259,552	13.13

Weighted average grant date fair value of options granted during the year	$0.93		$4.62		$7.83

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2005:

Exercise Price	Number Outstanding	Weighted Average Years Remaining on Contractual Life	Number Exercisable
$0.16	811,958	6.2	729,910
$0.88	12,533	3.6	12,533
$1.82	59,561	7.4	34,448
$2.03	5,000	4.0	5,000
$3.81	23,535	7.6	11,863
$5.79	12,705	7.9	3,797
$6.18	3,960	9.6	—
$6.35	75,000	9.6	6,249
$6.67	6,450	9.9	—
$6.68	16,000	9.6	—
$7.01	16,000	10.0	—
$8.32	157,287	8.1	72,568
$12.00	56,000	9.5	—
$15.04	457,186	8.9	457,186
$15.35	3,000	9.3	3,000
$17.50	6,250	9.0	6,250
$18.59	221,248	9.6	221,248
$20.83	1,500	9.2	1,500
$23.85	5,750	9.2	5,750
$24.39	2,500	9.1	2,500
$25.15	595,000	9.1	595,000
$26.55	90,750	9.1	90,750

	2,639,173		2,259,552

On August 25, 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested employee stock options issued under its 2004 Stock Incentive Plan that have an exercise price in excess of $10. Pursuant to this action, options to purchase approximately 1.4 million shares became exercisable immediately. Based on the closing price on August 24, 2005, of $6.35, none of these options had intrinsic economic value at the time. The vesting acceleration enables the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of SFAS 123(R) in January 2006. As a result of this change, the Company expects to reduce the pre-tax stock option expense it otherwise would have been required to record under SFAS 123(R) by approximately $7.8 million over a four-year period of which approximately $2.5 million would be avoided in 2006.

During August 2005, the Company awarded 512,780 restricted stock grants under its 2004 Stock Incentive Plan. These grants, which were issued to certain officers and employees of the Company, vest annually over a three-year period. Approximately $3.3 million of deferred compensation, which will be amortized over the life of the grants, was recorded as a result of this transaction.

10.    INCOME TAXES

The Company recorded an income tax benefit of approximately $1.3 million for the year ended December 31, 2005 primarily related to the reversal of a portion of the valuation allowance recorded against deferred tax assets.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax expense (benefit) consists of the following:

	2003	2004	2005
Current:
Federal	$—	$—	$175,189
State	—	—	68,874

Total Current	—	—	244,063
Deferred:
Federal	—	—	(1,079,278)
State	—	—	(462,847)

Total Deferred	—	—	(1,542,125)

Total income tax benefit	$—	$—	$(1,298,062)

The income tax expense on income from discontinued operations in 2005 includes $6,039 of federal taxes and $14,227 of state taxes. The difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards, the impact of state taxes and the impact of foreign taxes on the portion of pre-tax income associated with the Company’s U.K. subsidiary. The reconciliation of income taxes from continuing operations computed at U.S. federal statutory rates to income tax expense is as follows:

	2003	2004	2005
Tax (benefit) at federal statutory rate (35%)	$(1,607)	$2,752,625	$3,205,142
State taxes, net of federal benefit	—	—	(252,864)
Losses with no benefit	1,607	—	1,010,015
Non-deductible expenses	—	—	53,165
Utilization of NOLs and reversal of valuation allowance-federal	—	(2,752,625)	(5,313,520)

Total income tax benefit	$—	$—	$(1,298,062)

The components of income (loss) from continuing operations before income taxes are as follows:

	2003	2004	2005
Income (loss)-U.S.	$(58,337)	$7,310,191	$12,009,018
Income (loss)-international	53,746	554,451	(2,851,470)

	$(4,591)	$7,864,642	$9,157,548

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the deferred tax assets and liabilities at December 31, 2005 are as follows:

	2004	2005
Deferred tax liabilities:
Depreciation	$(6,618,840)	$(7,961,887)

Deferred tax liability	(6,618,840)	(7,961,887)
Deferred tax assets:
Net operating loss carryforwards	37,899,014	38,296,878
Impairments	6,949,153	7,296,007
Accrued rent	2,843,473	1,796,924
Deferred income	1,139,299	1,198,794
Other	525,458	812,232

Deferred tax asset	49,356,397	49,400,835
Valuation allowance	(42,737,557)	(39,896,823)

Net Deferred Tax Asset	$—	$1,542,125

At December 31, 2004 a full valuation allowance in the amount of $42.7 million was recorded against net deferred tax assets since at that date, the Company had no assurance of realizing those assets. At December 31, 2005 a valuation allowance in the amount of $39.9 million has been recorded and reflects a reversal of a portion of the valuation allowance recorded against deferred tax assets.

When evaluating the ability for the Company to record a net deferred tax asset, SFAS No. 109 “Accounting for Income Taxes” requires the Company consider all sources of taxable income as well as all available evidence to determine that it is more likely than not that it will be able to utilize this asset. As a result of the evaluation of all relevant and available evidence, the Company has concluded at December 31, 2005 it is more likely than not to utilize approximately $1.5 million of its net deferred tax assets. The Company will continue to refine and monitor all available evidence during future periods in order to more fully evaluate the recoverability of its deferred tax assets.

Approximately $301,000 of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current income when subsequently recognized.

A portion of the net deferred tax asset is recorded in other current assets ($81,132 related to state and $189,187 related to federal) and the remainder is recorded in other long-term assets ($381,715 related to state and $890,091 related to federal).

At December 31, 2005, the Company had net operating loss carryforwards (“NOLs”) of approximately $84.1 million for U.S. federal income tax purposes that expire on various dates between 2020 and 2023 if not utilized. The availability of the NOL carryforwards to offset future taxable income is subject to annual limitations imposed by Internal Revenue Code Section 382 as a result of an ownership change. To the extent an annual NOL limitation is not used, it accumulates and carries forward to future years. Management believes that an ownership change exists in a prior year and that such change will not affect the Company’s ability to utilize these NOL carryforwards.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    401(k) PLAN

The Company contributions under the 401(k) Plan are computed at 4% of an employee’s eligible compensation subject to certain limits. Contributions into the plan in 2003, 2004 and 2005 were approximately $45,000, $211,000 and $251,000, respectively. These contributions were recorded as expense for each year in the consolidated statements of operations.

12.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group, or collectively the Debtors, filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855,000. The Debtors claim that such payments were a preferential payment under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors have confirmed a Plan of Liquidation which created a trust to proceed with liquidating avoidance actions. At a scheduling conference held on October 12, 2005, the Court set a discovery cut-off date of September 29, 2006, designated October 30, 2006 as the date for parties to file dispositive motions, set November 30, 2006 as the date by which the parties must file a joint pre-trial statement and set the next status date for December 5, 2006. The foregoing dates were uniform for all adversary cases (approximately 50) where the amount of the recovery sought by the Trustee exceeded $100,000 and may be amended by the agreement of the parties. Based on a statement from the Court at the status hearing, it does not appear that the Court will be ready to try any of the adversary proceedings before the second quarter of 2007.

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

On December 10, 2004, we received a complaint filed that day by Octane and Amerindo Technology Growth Fund II Inc., or ATGF, another investor of the Company, in the United States District Court for the Southern District of New York, entitled Octane Capital Fund, L.L.P. et al. v. Arbinet-thexchange, Inc., Civil

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Action No. 04-CV-9759 (KMW). Octane and ATGF filed an amended complaint with the court on December 13, 2004, amending and replacing the December 10, 2004 complaint. The amended complaint alleged, among other things, that we breached terms of the Investors’ Rights Agreement by failing to give Octane and ATGF proper advance notice of the complete terms of our Series E preferred stock offering. The amended complaint sought money damages for both Octane and ATGF for the alleged breach of contract. On February 11, 2005, we filed our answer to the amended complaint, denying all liability, and filed counterclaims against Octane and ATGF for, among other claims, breach of the Investors’ Rights Agreement in connection with their conduct seeking additional shares of stock and other relief.

It is our position that Octane waived the right to participate in the Series E Financing and to receive notice from us relating to such offering, and that, in addition, sufficient notice was provided to Octane and ATGF. Prior to the Series E Financing, we received notice from a representative of Octane indicating that Octane was planning not to exercise its rights to participate in the Series E Financing due to its capital constraints. In such notice, Octane did not reference that any potential terms would impact its decision not to participate in the Series E Financing. We believe, however, that sufficient notice of the terms of the Series E Financing was given to Octane and ATGF. In that regard, on June 15, 2001, we sent Octane and ATGF, along with other potential investors, notice of the general terms of the Series E Financing. Consistent with its earlier notice informing us that it did not intend to participate in the Series E Financing, Octane did not respond to this notice and contends that there was no waiver. ATGF did not indicate an interest in participating in the Series E Financing under the terms of the June 15, 2001 notice. The June 15, 2001 notice included a statement that we might change the pre-investment capitalization in order to incent previous investors to purchase Series E preferred stock. However, Octane and ATGF alleged that the notice was insufficient because it failed to disclose different and more favorable terms ultimately included in the Securities Purchase Agreement dated July 3, 2001.

On May 9, 2005, the plaintiffs filed an unopposed motion to dismiss this case in federal court without prejudice for lack of subject matter jurisdiction. The court granted the plaintiffs’ motion on the same day. On November 4, 2005, Octane renewed the lawsuit by filing a substantially similar complaint in the Superior Court of New Jersey, Middlesex County, in an action entitled Octane Capital Fund I, L.P. v. Arbinet-thexhange, Inc., Docket No. MID-L-7990-05. Octane is the only plaintiff in the case. We intend to defend vigorously against the claims.

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 15, 2005, Schwartz filed a Demand for Arbitration with the American Arbitration Association (“AAA”). On March 16, 2005, counsel for Schwartz wrote to counsel for Arbinet stating that Schwartz was “narrowing the claims to perhaps two and preferably one to assert during the arbitration.” On April 6, 2005, Arbinet filed its Answer and Counterclaims. Arbinet’s Answer “denies generally, that Schwartz is an inventor, sole or otherwise, of any Arbinet Patent.” Arbinet’s Counterclaims include claims for duress, fraud, intentional interference with prospective business advantage, and anticipatory breach of contract. On July 14, 2005, the AAA decided that the arbitration would be heard by three arbitrators. Schwartz disputed that decision and, on August 29, 2005, filed an action in the United States District Court for the District of New Jersey, Civil Action No. 05-4234, requesting an order overturning the AAA’s decision and requesting sanctions, including attorneys fees. On November 1, the District Court dismissed Schwartz’s challenge to the AAA’s decision for lack of subject matter jurisdiction.

On December 15, 2005, the AAA panel of three arbitrators held a Preliminary Hearing and scheduled the arbitration hearing for July 10 through July 14, 2006. On January 16, 2006, Schwartz filed a More Definite Statement of Claims, in which he narrowed his claims of inventorship and infringement to a single patent, U.S. Patent No. 6,088,436 (the “436 patent”). On January 23, 2006, Arbinet filed a More Definite Statement of Defenses and Counterclaims in which it denied that Schwartz was the inventor of the 436 patent, denied that it infringed the 436 patent when Schwartz sent his demand letter, and asserted its counterclaims against Schwartz.

On May 13, 2005, we received a letter from counsel representing Alex Mashinsky, our founder and a former officer and director, together with a draft complaint and a draft press release, threatening to commence litigation in the Southern District of New York against us, as well as against Communications Ventures III, L.P., one of our shareholders, our Chairman Anthony L. Craig, former director Roland A. Van der Meer, and our President, Chief Executive Officer and director J. Curt Hockemeier, if we do not agree to an “amicable settlement” with him. Mashinsky alleges breach of fiduciary duty, self-dealing, fraud, and breach of contract in connection with our Series E preferred stock financing consummated in 2001, asserting over $90 million in damages. According to his correspondence he “is prepared to discuss settlement of this matter at an amount representing a significant discount.” We believe that his allegations are without merit. In a loan settlement agreement dated July 9, 2004, Mashinsky acknowledged and agreed that, in June 2001, he had consented to the Series E preferred stock financing. By letter dated May 31, 2005, the Company and other potential defendants responded to Mashinsky’s letter, denying any liability and describing potential counterclaims that would be asserted against Mashinsky should he pursue his claims. If Mashinsky commences litigation against us, we intend to vigorously defend against his claims.

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 6, 2005, Sandra Schwartz was appointed Lead Plaintiff in the class action securities litigation. The separate securities class action lawsuits that were filed in the federal courts in New Jersey were consolidated into the action entitled In re Arbinet-thexchange, Inc. Securities Litigation, C.A. No. 05-CV-04444-JLL_RJH (D.N.J.)

On February 17, 2006, the Consolidated and Amended Complaint (“Amended Complaint”) was filed with the court. The Amended Complaint continues to allege violations of the registration and anti-fraud provisions of the federal securities laws due to alleged statements in and omissions from Arbinet’s initial public offering registration statement. The Amended Complaint seeks, among other things, unspecified damages and costs associated with the litigation. We continue to believe the claims against us are without merit and intend to defend the litigation vigorously.

On December 15, 2005, Arbinet filed a patent infringement lawsuit against World-Link Telecom, Inc. in the U. S. District Court in the Eastern District of New York. Arbinet asserts that World-Link has infringed three of its U.S. patents relating to the trading of telecommunications capacity, namely, U.S. Patent Nos. 6,226,365; 6,442,258; and 6,542,588. By its Complaint, Arbinet seeks damages and injunctive relief.

World-Link filed its Answer and Counterclaims to the Complaint on January 23, 2006. By its Answer, World-Link denied Arbinet’s infringement allegations and asserted that the claims of the patents in suit are invalid. World-Link also asserted a counterclaim for declaratory judgment that it did not infringe the patents in suit and that the patents in suit were invalid, and counterclaims for tortious interference with contractual relations and monopolization or attempted monopolization under section 2 of the Sherman Act.

On February 8, 2006, the parties attended an initial conference with the Magistrate Judge assigned to the case for the purposes of setting a schedule for the case. The magistrate judge set November 8, 2006 for the next status conference. No case schedule has been issued yet.

The litigation process is inherently uncertain, and we cannot guarantee that the outcomes of the abovementioned proceedings and lawsuits will be favorable for us or that they will not be material to our business, results of operations or financial position. However, the Company does not believe that these matters will have a material adverse effect on our business, results of operations or financial position.

Operating Leases

The Company leases office facilities and certain equipment under operating leases expiring through 2015. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. In addition, certain lease agreements contain renewal options and rent escalation clauses. We do not consider any individual lease as material to our operations. Aggregate future minimum rental payments are:

Year ending December 31:
2006	$3,184,000
2007	3,221,000
2008	2,833,000
2009	2,716,000
2010	1,953,000
Thereafter	5,370,000

$19,277,000

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense for the years ended December 31, 2003, 2004 and 2005, was approximately $2,557,000, $3,026,000 and $2,974,000, respectively. In 2002, the Company received $2 million from the landlord of its London leasehold. The landlord paid this amount for the right to terminate the lease at an earlier date than stated in the lease. The Company has recognized approximately $923,000, $461,000 and $0 of this amount for the years ended December 31, 2003, 2004 and 2005 as a reduction of rent expense. Approximately $2.4 million and $2.2 million of security deposits as of December 31, 2004 and 2005, respectively, represent collateral for the landlords under various leases. The Company has approximately $5.9 million and $3.6 million recorded as accrued rent in other long-term liabilities as of December 31, 2004 and 2005, respectively.

Capital Leases

The Company leases certain equipment under capital leases which expire at various dates through 2008. Borrowings under capital leases bear interest at various interest rates ranging from 9.53% to 14.68% per annum. Amounts charged to interest expense related to capital leases were approximately $400,000, $300,000 and $100,000 for the years ended December 31, 2003, 2004 and 2005, respectively. The minimum future lease obligations as of December 31, 2005, under these noncancelable capital leases are approximately as follows:

Year ending December 31:
2006	$100,174
2007	21,627
2008	6,930

128,731
Less amounts representing interest	(8,007)

Present value of minimum lease payments	120,724
Less current portion	(94,191)

Long-term obligations under capital leases	$26,533

Purchase Obligations

The Company has an agreement with one of its equipment vendors which obligates the Company to purchase certain equipment and services for approximately $3,100,000 in 2006, $525,000 in 2007, $75,000 in 2008 and $50,000 in 2009. The Company has made purchases from this vendor of approximately $3 million, $4 million and $2 million in 2003, 2004 and 2005, respectively.

Employment Agreements

The Company has several employment agreements with officers of the Company. The agreements provide for an annual base compensation and the issuance of stock options. These stock options were granted at fair market value. These agreements generally contain provisions for severance payouts in the event of termination of employment of the officers.

13.	ACQUISITION OF CERTAIN ASSETS OF BAND-X LIMITED AND SUMMIT TELECOM SYSTEMS, INC.

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance of goodwill was $2,170,236 and $1,901,178 at December 31, 2004 and 2005, respectively. The change in the carrying amount is primarily related to the difference in the exchange rate in effect at December 31, 2004 and 2005. The goodwill balances are recorded using the local currency (British pounds sterling) as the functional currency and are translated into US dollars at the exchange rate in effect at year-end.

The following table summarizes the intangibles subject to amortization at the dates indicated:

	December 31, 2004			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patent	$—	$—	$—	$1,100,000	$54,000	$1,046,000
Non-compete agreement	99,992	8,332	91,660	89,677	37,365	52,312
Acquired technology	129,990	16,249	113,741	116,579	72,862	43,717
Existing customer relationships	1,699,868	42,497	1,657,371	1,524,587	190,563	1,334,024

Total intangibles	$1,929,850	$67,078	$1,862,772	$2,830,843	$354,790	$2,476,053

Amortization expense for intangibles totaled approximately $67,000 and $309,000 for the years ended December 31, 2004 and 2005, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31, 2006	$334,000
Year Ending December 31, 2007	283,000
Year Ending December 31, 2008	260,000
Year Ending December 31, 2009	260,000
Year Ending December 31, 2010	260,000
Subsequent years	1,079,000

14.    QUARTERLY INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2005:
Total revenues	$136,742,746	$132,515,384	$134,941,268	$126,255,678	$530,455,076
Cost of trading revenues	124,232,807	120,729,033	121,902,926	114,335,393	481,200,159
Income from operations	1,775,696	2,735,022	2,502,708	1,953,891	8,967,317
Net income	1,294,612	2,342,661	2,368,042	4,746,183	10,751,498
Earnings per share:
Basic	$0.05	$0.10	$0.10	$0.19	$0.44
Diluted	$0.05	$0.09	$0.09	$0.18	$0.42

Year ended December 31, 2004:
Total revenues	$117,897,070	$127,349,021	$129,007,661	$145,711,962	$519,965,714
Cost of trading revenues	107,743, 571	116,802,505	117,477,408	132,892,935	474,916,419
Income (loss) from operations	1,633,488	1,561,213	1,371,802	(914,802)	3,651,701
Net income	835,775	617,523	417,478	5,993,866	7,864,642
Earnings per share:
Basic	$(0.41)	$(0.42)	$(0.52)	$0.72	$0.35
Diluted	$(0.41)	$(0.42)	$(0.52)	$0.54	$0.21

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income for the fourth quarter 2005 includes a gain of approximately $1.2 million related to a renegotiation of leased property which was exited in 2001, an income tax benefit of $2.1 million primarily related to the reversal of a valuation allowance against deferred tax assets and a gain of $300,000 related to a discontinued operation from 1999. Net income for the second quarter 2005 includes a $1.5 million insurance reimbursement. Net income for the fourth quarter 2004 includes a charge for litigation settlement and related legal expenses of $3.4 million and a one-time gain of $7.2 million. Each quarter in 2004 includes non-cash interest expense of approximately $400,000 associated with a series of preferred stock that was redeemed in connection with Arbinet’s December 2004 initial public offering. Net income for the third quarter 2004 includes a charge for litigation settlement of $0.9 million.

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2005, 2004 and 2003

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2005:

Allowance for Doubtful Accounts	$899,902	$485,480	$(557,920)	$827,462

Year ended December 31, 2004:

Allowance for Doubtful Accounts	$357,274	$748,148	$(205,520)	$899,902

Year ended December 31, 2003:

Allowance for Doubtful Accounts	$298,021	$1,292,179	$(1,232,926)	$357,274