Form 10-Q
period 2006-03-31
ARBINET THEXCHANGE INC
filed 2006-05-10
CIK 1136655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File Number 0-51063

ARBINET-THEXCHANGE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3930916
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Albany Street, Tower II, New Brunswick, New Jersey	08901
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of May 2, 2006:

Class	Number of Shares
Common Stock, par value $0.001 per share	25,854,938

ARBINET-THEXCHANGE, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding anticipated future revenues, growth, capital expenditures, management’s future expansion plans, expected product and service developments or enhancements. Such forward-looking statements may be identified by the use of the following words (among others): “believes,” “expects,” “may,” “will,” “plan,” “should” or “anticipates,” or comparable words and their negatives. These forward-looking statements are not guarantees but are subject to risks and uncertainties that could cause actual results to differ materially from the expectations contained in these statements, including risks associated with the Company’s business, such as, for example, the Company’s revenue growth; members (in particular, significant trading members) not trading on our exchange or utilizing our new and additional services; continued volatility in the volume and mix of trading activity (including the average call duration and the mix of geographic markets traded); our uncertain and long member enrollment cycle; the failure to manage our credit risk; failure to manage our growth; pricing pressure; competitive factors; system failures, human error and security breaches, which could cause the Company to lose members and expose it to liability; future government regulation; and the Company’s ability to obtain and enforce patent protection for its methods and technologies. For a discussion of these other factors, see the section entitled “Item 1A. Risk Factors.” The Company assumes no obligation to update any forward-looking statements contained in this Form 10-Q in the event of changing circumstances or otherwise, and such statements are current only as of the date they are made.

- i -

PART I. FINANCIAL INFORMATION

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2005	March 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$40,364,777	$41,606,484
Marketable securities	23,230,913	23,398,597
Trade accounts receivable (net of allowance of $827,462 and $980,904 at December 31, 2005 and March 31, 2006, respectively)	24,831,554	21,338,991
Prepaids and other current assets	1,461,118	2,634,294

Total current assets	89,888,362	88,978,366

Property and equipment, net	21,775,895	20,944,053
Security deposits	2,252,525	2,253,586
Intangible assets, net	2,476,053	2,401,737
Goodwill	1,901,178	1,919,002
Other assets	1,385,322	1,332,876

Total Assets	$119,679,335	$117,829,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Loan payable – current portion	$820,587	$710,323
Capital lease obligation – long-term	94,191	42,547
Accounts payable	13,785,594	12,864,204
Deferred revenue	3,967,970	3,748,545
Accrued and other current liabilities	11,160,418	9,221,584

Total current liabilities	29,828,760	26,587,203
Loan payable – long term	89,734	—
Capital lease obligations – long-term	26,533	21,162
Other long-term liabilities	3,964,222	3,785,090

Total liabilities	33,909,249	30,393,455

Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 25,413,202 and 25,491,028 shares issued, respectively	25,413	25,491
Additional paid-in-capital	179,849,637	177,072,876
Treasury stock, 68,673 shares	(1,274,549)	(1,274,549)
Deferred compensation	(3,187,145)	—
Accumulated other comprehensive loss	(1,320,580)	(1,298,508)
Accumulated deficit	(88,322,690)	(87,089,145)

Total Stockholders’ Equity	85,770,086	87,436,165

Total Liabilities and Stockholders’ Equity	$119,679,335	$117,829,620

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006

(Unaudited)

	March 31,
	2005	2006
Trading revenues	$124,432,314	$117,611,335
Fee revenues	12,310,432	11,730,102

Total revenues	136,742,746	129,341,437
Cost of trading revenues	124,232,807	117,574,338

	12,509,939	11,767,099

Cost and expenses:
Operations and development	3,627,991	3,770,205
Sales and marketing	1,757,643	1,838,324
General and administrative	2,816,483	3,636,644
Depreciation and amortization	2,532,126	1,837,418

Total costs and expenses	10,734,243	11,082,591
Income from operations	1,775,696	684,508
Interest income	302,927	684,200
Interest expense	(143,893)	(36,459)
Other income (expense), net	(548,636)	(86,621)

Income before income taxes	1,386,094	1,245,628
Provision for income taxes	91,482	12,083

Net income	$1,294,612	$1,233,545

Basic net income per share	$0.05	$0.05

Diluted net income per share	$0.05	$0.05

Shares used in computing basic net income per share	24,429,386	24,805,374

Shares used in computing diluted net income per share	26,111,278	25,747,904

Other comprehensive income:
Cumulative unrealized income in available-for-sale securities	—	5,755

Foreign currency translation adjustment	54,233	16,317

Comprehensive income	$1,348,845	$1,255,617

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006

(Unaudited)

	March 31,
	2005	2006
Net income	$1,294,612	$1,233,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,532,126	1,837,418
Amortization of deferred compensation	31,054	—
Stock-based compensation expense	—	383,331
Foreign currency exchange (gain) loss	252,230	(85,650)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(609,265)	3,447,690
Other current assets, security deposits and other assets	662,726	(1,097,478)
Accounts payable	270,790	(933,438)
Deferred revenue, accrued expenses and other current liabilities	(421,719)	(2,182,142)
Other long-term liabilities	(267,193)	(179,132)

Net cash provided by operating activities	3,745,361	2,424,144

Cash flows from investing activities:
Purchases of property and equipment	(2,227,737)	(822,203)
Purchases of marketable securities	(14,198,000)	(12,011,929)
Proceeds from sales and maturities of marketable securities	—	11,850,000

Net cash used in investing activities	(16,425,737)	(984,132)

Cash flows from financing activities:
Repayment of indebtedness	(186,825)	(199,998)
Proceeds from exercise of stock options	3,959	27,131
Payments on obligations under capital leases	(312,189)	(57,014)

Net cash used in financing activities	(495,055)	(229,881)

Effect of foreign exchange net changes on cash	(49,701)	31,576

Net increase (decrease) in cash and cash equivalents	(13,225,132)	1,241,707

Cash and cash equivalents, beginning of year	53,532,660	40,364,777

Cash and cash equivalents, end of period	$40,307,528	$41,606,484

Supplemental disclosure of non-cash investing and financing activities:
Issuance of restricted stock	$265,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Arbinet-thexchange, Inc. (“Arbinet” or the “Company”) and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all adjustments (consisting of normal, recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Reclassifications

Certain amounts in the comparative periods have been reclassified to conform to the current period’s presentation in the consolidated statements of cash flows which presents the foreign currency exchange (gain) loss as an adjustment to reconcile net income to “net cash provided by operating activities”.

2. STOCK BASED COMPENSATION

On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income.

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the first quarter of 2006 included compensation expense for stock-based payment awards granted prior to but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, as amended by SFAS 148, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). As stock-based compensation expense recognized in the statement of income for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the pro forma information required under SFAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred which was allowable under SFAS 123 but this treatment was eliminated under SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect on periods prior to January 1, 2006 as well as the effect on the results of operations for the three months ended March 31, 2006 of making this change in estimated forfeitures for restricted stock awards was immaterial.

Total stock-based compensation expense recognized by the Company in the three months ended March 31, 2006 was $383,331 and included the following:

Three months ended March 31, 2006
Stock-based compensation expense by caption:
Operations and development	69,841
Sales and marketing	86,364
General and administrative	227,126

$383,331

Stock-based compensation expense by type of award:
Stock options	74,996
Restricted stock and restricted stock units	308,335

$383,331

Through December 31, 2005, the Company accounted for its stock plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS 123, “Accounting for Stock-Based Compensation.” The following presents pro forma income and per share data as if a fair value based method had been used to account for stock-based compensation for the three months ended March 31, 2005:

Three months ended March 31, 2005
Net income, as reported	$1,294,612
Add: Stock-based compensation expense as reported, net of tax	31,054
Deduct: Stock-based employee compensation expense determined under a fair value based method, net of tax	(669,165)

Pro forma net income	$656,501

Income per share:
Basic - as reported	$0.05

Diluted – as reported	$0.05

Basic – pro forma.	$0.03

Diluted – pro forma	$0.03

The stock-based compensation expense recorded for the three months ended March 31, 2006 and the pro forma stock-based compensation for the three months ended March 31, 2005 may not be representative of the effect of stock-based compensation expense in future periods due to the level of options issued in past years (which level may not be similar in the future), assumptions used in determining fair value (including the volatility of the Company’s common stock), the estimated forfeiture rate and the accelerated vesting of certain options in fiscal 2005.

On August 25, 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested employee stock options issued under its 2004 Stock Incentive Plan that have an exercise price in excess of $10. Pursuant to this action, options to purchase approximately 1.4 million shares of our common stock became exercisable immediately. Based on the closing price on August 24, 2005, of $6.35, none of these options had intrinsic economic value at the time. The vesting acceleration enabled the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of SFAS

123(R) in January 2006. As a result of this change, the Company expects to reduce the pre-tax stock option expense it otherwise would have been required to record under SFAS 123(R) by approximately $7.8 million over a four-year period of which approximately $2.5 million would be avoided in 2006.

The Company has established a 2004 Stock Incentive Plan (the “2004 Plan”), which provides the granting of options to officers, employees, directors, and consultants of the Company. As of March 31, 2006, options to purchase 2,515,726 shares of common stock were available for future grants under the 2004 Plan. As of March 31, 2006, 2,522,058 shares of common stock are reserved for stock options granted and 7,689 shares are reserved for warrants to purchase common stock. As of March 31, 2006, these warrants are exercisable at prices ranging from $4.99 to $8 per share.

Stock Options: Options granted under our 2004 Plan generally have a four-year vesting period and expire ten years after grant. Most of our stock options are subject to graded vesting in which portions of the option award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested stock options expected to vest was approximately $550,000 at March 31, 2006 with a remaining weighted average period of approximately 16 months over which such expense is expected to be recognized. Upon exercise of stock options, we typically issue new shares of our common stock (as opposed to using treasury shares).

The fair market value of each option grant for all periods presented has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	March 31,
	2005	2006
Expected option lives	4 years	4 years
Risk-free interest rates	3.43%	4.60%
Expected volatility	37.4%	51.0%
Dividend yield	0%	0%

Expected volatilities are based on historical volatility of the stock of the Company and guideline companies. The expected life of options granted is based on historical experience and on the terms and conditions of the options. The risk-free rates are based on the U.S. Treasury Strip yield in effect at the time of the grant.

A summary of the Company’s stock option activity (including options granted outside the Plan to non-employees) during the first three months of 2006 is presented below:

	Number of options	Weighted Average Exercise Price
Outstanding, at January 1, 2006	2,639,173	$12.09
Granted	7,000	7.37
Exercised	(77,826)	(0.35)
Forfeited	(46,289)	(15.10)

Outstanding, at March 31, 2006	2,522,058	12.39

Options exercisable at March 31, 2006	2,187,609	13.29

Weighted average grant date fair value of options granted during the year	$3.28

The following table summarizes information with respect to stock options outstanding and exercisable at March 31, 2006:

Exercise Price	Number Outstanding	Weighted Average Years Remaining on Contractual Life	Number Exercisable
$0.16	742,896	6.2	692,471
$0.88	12,533	3.6	12,533
$1.82	50,797	7.4	29,032
$2.03	5,000	4.0	5,000
$3.81	23,496	7.6	13,431
$5.79	12,705	7.9	5,009
$6.18	3,960	9.6	—
$6.35	75,000	9.6	10,935
$6.67	6,450	9.9	—
$6.68	16,000	9.6	—
$7.01	16,000	10.0	—
$7.37	7,000	10.0	—
$8.32	154,162	8.1	79,139
$12.00	56,000	9.5	—
$15.04	420,936	8.9	420,936
$15.35	3,000	9.3	3,000
$17.50	6,250	9.0	6,250
$18.59	214,373	9.6	214,373
$20.83	1,500	9.2	1,500
$23.85	5,750	9.2	5,750
$24.39	2,500	9.1	2,500
$25.15	595,000	9.1	595,000
$26.55	90,750	9.1	90,750

	2,522,058		2,187,609

Total expected to vest	2,479,468	8.2

Total Intrinsic Value	$5.9 million		$5.3 million

The intrinsic value of options exercised during the three months ended March 31, 2006 is approximately $484,000. The fair value of options vested during the three months ended March 31, 2006 is approximately $50,000. The weighted-average exercise price of options expected to vest as of March 31, 2006 was $12.46 per share.

Restricted Stock Awards: Restricted stock awards granted under our 2004 Plan generally have a three-year vesting period. Most of our restricted stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for restricted stock awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested restricted stock awards expected to vest was approximately $2.6 million at March 31, 2006 with a remaining weighted average period of approximately 14 months over which such expense is expected to be recognized. The fair value of shares that vested during the three months ended March 31, 2006 was approximately $88,000.

Restricted stock activity for the first three months of 2006 is presented below:

	2006 Number of shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at January 1, 2006	590,845	$6.25
Granted	—	—
Vested during period	(3,333)	$26.54
Forfeited	(4,580)	$6.35

Unvested at March 31, 2006	582,932	$6.13

3. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of options and warrants as if they were exercised. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which in the current period includes consideration of stock-based compensation required by SFAS 123(R).

The following is a reconciliation of the basic weighted average number of common shares outstanding to diluted weighted average number of common and common share equivalent shares outstanding:

	March 31,
	2005	2006
Basic number of common shares outstanding	24,429,386	24,805,374
Dilutive effect of unvested restricted stock, stock options and warrants	1,681,892	942,530

Dilutive number of common and common share equivalents	26,111,278	25,747,904

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been antidilutive:

	March 31,
	2005	2006
Stock options	694,225	1,573,221

4. INCOME TAXES

The Company recorded an income tax provision of $12,083 for the three months March 31, 2006, based upon the Company’s estimated effective annual tax rate of approximately 1%. The difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards and the impact of state taxes.

5. STOCKHOLDERS’ EQUITY

The table below summarizes the issued share activity for the Company’s common stock since December 31, 2005. Treasury shares held by the Company are included in these balances:

Balance as of December 31, 2005	25,413,202
Exercise of options	77,826

Balance as of March 31, 2006	25,491,028

6. RESTRUCTURING CHARGES

During 2001 and 2002, the Company exited two separate facilities and accordingly recorded charges for the future lease obligations, net of estimated sub-lease income. The table below shows the amount of the charges and the cash payments related to those liabilities.

Balance as of December 31, 2005	$2,224,798
Cash payments	(158,351)

Balance as of March 31, 2006	$2,066,447

As of March 31, 2006, $0.5 million of the $2.1 million balance is recorded in accrued liabilities and $1.6 million is recorded in other long-term liabilities.

7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group, or collectively the Debtors, filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855,000. The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors confirmed a Plan of Liquidation which created a trust to proceed with liquidating avoidance actions. The Trustee has been substituted as Plaintiff in all avoidance actions. At a scheduling conference held on October 12, 2005, the Court set discovery cut-off dates which have been continued for cases where the Trustee seeks to recover in excess of $100,000, at the request of the Plaintiff. The current discovery schedule requires the completion of non-expert discovery by January 29, 2007, designates May 1, 2007 as the deadline for parties to file dispositive motions and, sets May 29, 2007 as the date by which the parties must file a joint pre-trial statement. The next status hearing for all adversary cases (approximately 50) where the amount of the recovery sought by the Trustee exceeds $100,000 is scheduled for December 5, 2006. The foregoing dates are uniform for all adversary cases (approximately 50) where the amount of the recovery sought by the Trustee exceeds $100,000 and may be further amended by the agreement of the parties. Based on the revised discovery plan and a statement from the Court at the scheduling conference, it does not appear that the Court will be ready to try any of the adversary proceedings before September of 2007.

On May 27, 2003, we received a demand letter from counsel for Octane Capital Management and its affiliate, Octane Capital Fund I, L.P., or collectively Octane, demanding the right to purchase up to $2.8 million of our shares of Series E preferred stock on the same terms as originally set forth in a Securities Purchase Agreement dated as of July 3, 2001. Additionally, the letter demanded the right to convert Octane’s investment in shares of our Series D preferred stock into shares of Series D-1 preferred stock pursuant to the terms of such purchase agreement. The Octane demand letter also alleged violations of Octane’s rights under a Second Amended and Restated Investors’ Rights Agreement dated as of March 7, 2000, or the Investors’ Rights Agreement, including, among other allegations, the allegation that Octane did not receive proper advance notice of the complete terms of our Series E preferred stock offering. Arbinet denies all of the allegations. On May 28, 2003, we sent notice to all stockholders, including Octane, indicating our plan to defend against these claims.

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

On May 9, 2005, the plaintiffs filed an unopposed motion to dismiss this case in federal court without prejudice for lack of subject matter jurisdiction. The court granted the plaintiffs’ motion on the same day. On November 4, 2005, Octane renewed the lawsuit by filing a substantially similar complaint in the Superior Court of New Jersey, Middlesex County, in an action entitled Octane Capital Fund I, L.P. v. Arbinet-thexchange, Inc., Docket No. MID-L-7990-05. Octane is the only plaintiff in the case. The parties have agreed to mediate the dispute. There can be no assurance that an adverse result in this litigation will not have a material adverse effect on the Company or its financial position. We intend to defend vigorously against the claims.

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

On March 15, 2005, Mr. Schwartz filed a Demand for Arbitration with the American Arbitration Association (“AAA”). On March 16, 2005, counsel for Mr. Schwartz wrote to counsel for Arbinet stating that Mr. Schwartz was “narrowing the claims to perhaps two and preferably one to assert during the arbitration.” On April 6, 2005, Arbinet filed its Answer and Counterclaims. Arbinet’s Answer “denies generally, that Mr. Schwartz is an inventor, sole or otherwise, of any Arbinet Patent.” Arbinet’s Counterclaims include claims for duress, fraud, intentional interference with prospective business advantage, and anticipatory breach of contract. On July 14, 2005, the AAA decided that the arbitration would be heard by three arbitrators. Mr. Schwartz disputed that decision and, on August 29, 2005, filed an action in the United States District Court for the District of New Jersey, Civil Action No. 05-4234, requesting an order overturning the AAA’s decision and requesting sanctions, including attorneys fees. On November 1, the District Court dismissed Mr. Schwartz’s challenge to the AAA’s decision for lack of subject matter jurisdiction.

On December 15, 2005, the AAA panel of three arbitrators held a Preliminary Hearing and scheduled the arbitration hearing for July 10 through July 14, 2006. On January 16, 2006, Mr. Schwartz filed a More Definite Statement of Claims, in which he narrowed his claims of inventorship and infringement to a single patent, U.S. Patent No. 6,088,436 (the “436 patent”). On January 23, 2006, Arbinet filed a More Definite Statement of Defenses and Counterclaims in which it denied that Mr. Schwartz was the inventor of the 436 patent, denied that it infringed the 436 patent when Mr. Schwartz sent his demand letter, and asserted its counterclaims against Mr. Schwartz. On March 7, 2006, counsel for Mr. Schwartz informed the AAA that he was withdrawing from his representation of Mr. Schwartz immediately, due to a conflict of interest. The AAA Panel subsequently vacated all scheduled dates in the matter and held another status conference for May 5, 2006 to discuss Mr. Schwartz’s progress in obtaining replacement counsel.

On May 13, 2005, we received a letter from counsel representing Alex Mashinsky, our founder and a former officer and director, together with a draft complaint and a draft press release, threatening to commence litigation in the Southern District of New York against us, as well as against Communications Ventures III, L.P., one of our stockholders, our Chairman Anthony L. Craig, former director Roland A. Van der Meer, and our President, Chief Executive Officer and director J. Curt Hockemeier, if we do not agree to an “amicable settlement” with him. Mr. Mashinsky alleges breach of fiduciary duty, self-dealing, fraud, and breach of contract in connection with our Series E preferred stock financing consummated in 2001, asserting over $90 million in damages. According to his correspondence he “is prepared to discuss settlement of this matter at an amount representing a significant discount.” We believe that his allegations are without merit. In a loan settlement agreement dated July 9, 2004, Mr. Mashinsky acknowledged and agreed that, in June 2001, he had consented to the Series E preferred stock financing. By letter dated May 31, 2005, the Company and other potential defendants responded to Mr. Mashinsky’s letter, denying any liability and describing potential counterclaims that would be asserted against Mr. Mashinsky should he pursue his claims. If Mr. Mashinsky commences litigation against us, we intend to vigorously defend against his claims. There can be no assurance that litigation, if brought, or an adverse result in such litigation, if any, will not have a material adverse effect on our results of operations or financial position.

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

On February 17, 2006, the Consolidated and Amended Complaint (“Amended Complaint”) was filed with the court. The Amended Complaint continues to allege violations of the registration and anti-fraud provisions of the federal securities laws due to alleged statements in and omissions from Arbinet’s initial public offering registration statement. The Amended Complaint seeks, among other things, unspecified damages and costs associated with the litigation. On April 28, 2006, we filed a motion to dismiss the Amended Complaint, based on the argument that there are no false or misleading statements and no material omissions in the IPO registration statement. We continue to believe the claims against us are without merit and intend to defend the litigation vigorously.

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

On February 8, 2006, the parties attended an initial conference with the Magistrate Judge assigned to the case for the purposes of setting a schedule for the case. The magistrate judge set November 8, 2006 for the next status conference. No case schedule has been issued yet. Discovery has begun in the case. The parties negotiated and the Court entered a Protective Order to govern the treatment of the confidential and proprietary information of the parties during the case. On March 30, 2006, we served a set of discovery requests on counsel for World-Link. Shortly thereafter, World-Link served discovery requests on our counsel.

On April 6, 2006, CHVP Founders Fund I, L.P., (“CHVP”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York. CHVP seeks damages of over $1.87 million related to our founder Alex Mashinsky’s transfer of three million shares of our common stock to CHVP. CHVP had previously been sued by Mr. Mashinsky regarding the same transfer of shares. CHVP claims that we interfered with its ability to sell the shares during a 90-day period from December 2004 to March 2005, and alleges claims for violation of the Uniform Commercial Code, conversion, and breach of contract.

On April 11, 2006, we learned that our former founder Alex Mashinsky and Robert Marmon had obtained and disclosed our confidential strategic planning information to third parties in connection with the proxy contest they have commenced seeking to elect themselves to our Board of Directors. On April 13, 2006, we sent a cease and desist letter to Messrs. Mashinsky and Marmon demanding that they stop misappropriating our confidential information, return all copies to us, provide us with a list of all parties to whom they disclosed our confidential information, and issue corrective statements to those parties to whom they have disclosed confidential information. Messrs. Mashinsky and Marmon did not substantively respond to our letter, and did not agree to stop misappropriating and using our confidential information. On April 26, 2006, we filed a lawsuit and a motion for a preliminary injunction against them in the United States District Court for the District of New Jersey. Among other things, we allege that Messrs. Mashinsky and Marmon have disclosed our highly confidential information and breached contractual and fiduciary duties to the Company by misappropriating our confidential and proprietary information to use it for their own purposes, and we seek injunctive relief to protect our confidential information.

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

We record trading revenues because:

•	all traffic traded on our exchange is routed through one of our switches; and

•	we are obligated to pay sellers for the minutes they sell on our exchange regardless of whether we ultimately collect from buyers.

Our fee revenues represent the amounts we charge buyers and sellers for the following:

•	a monthly minimum fee based on the amount of capacity that members have connected to our switches and overage fees for the number of minutes or megabytes which are routed through our switches in excess of amounts allowed under the monthly minimum, or collectively referred to as access fees, which comprised approximately 80% and 76% for the three months ended March 31, 2005 and 2006, respectively;

•	a credit risk management fee, which is a charge for the credit management, clearing and settlement services we provide;

•	a membership fee to join our exchange; and

•	additional services as utilized by our members for items such as premium service offerings and accelerated payment terms.

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

Business Development

We will continue to seek to increase our trading volume. We aim to achieve this by increasing participation on our exchange from existing members, increasing membership on our exchange, expanding our global presence, developing and marketing complementary services and leveraging our platform to allow the trading, routing and settling of other digital goods, such as Internet capacity. We currently have Exchange Delivery Points (“EDPs”) in New York City, London, Los Angeles, Frankfurt, Miami, and Hong Kong. We plan to expand our presence in the high-growth markets of Asia through our EDP in Hong Kong and Latin America through our new EDP in Miami, Florida or in South America. We can initially establish an EDP in a new market without any additional capital by directly connecting the new EDP to one of our existing EDPs through a leased network, as we have accomplished for our EDPs in Hong Kong, Frankfurt and Miami. Once we have sufficient business in a new market, we may install a new switch for the EDP in that market for a cost of approximately $1.0 million. We plan to develop, market and expand services that are complementary to our existing offerings, including enhanced trading, credit and clearing services and switch partitioning. In addition, we are well underway on the execution of our strategic initiatives which include: launching new products and services, such as PrivateExchange and AssuredRouting, that enable communications service providers to move more traffic across what the Company believes is the industry’s low cost platform; introducing a Voice over Internet Protocol (VoIP) Peering Solution that helps the industry address the increased complexity of routing calls across traditional and VoIP networks; and developing new vertical markets that leverage Arbinet’s platform and expertise in automating the buying and selling, digital delivery and settlement of digital goods.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Long-lived assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business; and

•	significant industry, economic or competitive trends.

•	Income taxes. We have net deferred tax assets, reflecting net operating loss (“NOL”) carryforwards and other deductible differences, which may reduce our taxable income in future years. The majority of these net deferred tax assets are offset by a valuation allowance, reducing the tax benefit recognized related to these net deferred tax assets. We are required to periodically assess the realization of our deferred tax assets and changes in circumstances may require adjustments in future periods. The amount of net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If it becomes more likely than not that we will recognize future tax benefit from the deferred tax assets, we may need to reverse some or all of our valuation allowance. When evaluating the ability for the Company to record a net deferred tax asset, FAS 109 requires us to consider all sources of taxable income as well as all available evidence to determine that it is more likely than not that it will be able to utilize this asset. We will continue to refine and monitor all available evidence during future periods in order to more fully evaluate the recoverability of its deferred tax assets.

•	Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of members on our exchange to make required payments. The amount of our allowance is based on our historical experience and an analysis of our outstanding accounts receivable balances. If the financial condition of our members deteriorates, resulting in additional risk in their ability to make payments to us, then additional allowances may be required which would result in an additional expense in the period that this determination is made. While credit losses have historically been within our range of expectations and our reserves, we cannot guarantee that we will continue to experience the same level of doubtful accounts that we have in the past.

•	Goodwill and Other Intangible Assets. We follow the guidance of SFAS No. 142. “Goodwill and Other Intangible Assets” which requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead goodwill is subject to an annual assessment for impairment by applying a fair value approach. In assessing the recoverability of its goodwill and other intangibles, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets.

•	Stock-based Compensation. On January 1, 2006, we adopted SFAS No. 123R using the modified prospective method for the transition. Under the modified prospective method, stock compensation expense will be recognized for any option grant or stock award granted on or after January 1, 2006, as well as the unvested portion of stock options granted prior to January 1, 2006, based upon the award’s fair value. For fiscal 2005 and earlier periods, we have accounted for stock options using the intrinsic value method under which stock compensation expense is not recognized because we granted stock options with exercise prices equal to the market value of the shares at the date of grant.

Most of our stock options are subject to graded vesting in which portions of the option award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. The stock-based compensation expense recorded in our consolidated financial statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of options issued in past years (which level may not be similar in the future), assumptions used in determining fair value, and estimated forfeitures. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the option grant (which is determined by using the historical closing prices of the stock of the Company and guideline companies), the expected dividend yield (0%), and the expected weighted average option lives (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data for the three months and the three months ended March 31, 2005 and 2006 (in thousands):

	Three Months Ended March 31,
	2005	2006
Trading revenues	$124,432	$117,611
Fee revenues	12,311	11,730

Total revenues	136,743	129,341
Cost of trading revenues	124,233	117,574

	12,510	11,767

Costs and expenses:
Operations and development	3,628	3,770
Sales and marketing	1,758	1,838
General and administrative	2,816	3,637
Depreciation and amortization	2,532	1,837

Total costs and expenses	10,734	11,082
Income from operations	1,776	685
Interest income	303	684
Interest expense	(144)	(36)
Other income (expense)	(549)	(87)

Income before income taxes	1,386	1,246
Provision for income taxes	91	12

Net income	$1,295	$1,234

Fee revenues	100%	100%

Costs and expenses:
Operations and development	29.5%	32.1%
Sales and marketing	14.3%	15.7%
General and administrative	22.9%	31.0%
Depreciation and amortization	20.6%	15.7%

Total costs and expenses	87.2%	94.5%

Income from operations	14.4%	5.8%
Interest income	2.5%	5.8%
Interest expense	(1.2)%	(0.3)%
Other income (expense)	(4.5)%	(0.7)%

Income before income taxes	11.3%	10.6%
Provisions for income taxes	0.7%	0.1%

Net income	10.5%	10.5%

Comparison of Three months Ended March 31, 2005 and 2006

Trading revenues and cost of trading revenues

Trading revenues decreased 5.5% from $124.4 million for the three months ended March 31, 2005 to $117.6 million for the three months ended March 31, 2006. The decrease in trading revenues was due to a decrease in the volume traded by members on our exchange and a lower average trade rate per minute partially offset by an increase in the number of members trading on our exchange. Specifically the factors affecting trading revenues included:

•	A total of 2.97 billion minutes were bought and sold on Arbinet’s exchange in the three months ended March 31, 2006, down 2% from the 3.03 billion minutes for the three months ended March 31, 2005. This decrease was due to lower average call duration partially offset by 346.1 million completed calls in the three months ended March 31, 2006, up 1.4 % from the 341.4 million completed calls for the three months ended March 31, 2005. The average call duration on our exchange for the three months ended March 31, 2006 was 4.3 minutes per call compared to 4.4 minutes per call for the three months ended March 31, 2005. The lower average call duration was primarily a result of a change in the mix of geographic markets traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

•	The number of members trading on our exchange increased from 375 on March 31, 2005 to 428 on March 31, 2006.

•	The average trade rate, which represents the average price per minute of completed calls on the exchange, for the three months ended March 31, 2006 was $0.079 per minute compared to $0.082 per minute in the three months ended March 31, 2005. The lower average trade rate per minute was driven by the mix of markets and routes that were traded on the exchange in their respective periods and overall per minute price decline in the international voice business. The volatility in average trade rate is expected to continue in the future.

As a result of decreases in trading revenues, cost of trading revenues decreased 5.4% from $124.2 million for the three months ended March 31, 2005 to $117.6 million for the three months ended March 31, 2006.

Fee revenues

Fee revenues decreased 4.7% from $12.3 million for the three months ended March 31, 2005 to $11.7 million for the three months ended March 31, 2006. Fee revenues decreased as a result of minutes decreasing 2% for the comparable period and, in part, by lower pricing. In addition, the three months ended March 31, 2005 included certain fee revenues related to a customer contract that expired in December 2005 in the legacy Band-X portion of our data on thexchange business. Average fee revenue per minute was $0.0039 in the three months ended March 31, 2006 compared to $0.0041 in the three months ended March 31, 2005. Average fee revenue per minute declined as the average trade rate declined impacting credit risk management fees and RapidClear fees which are charged as a percentage of trading revenues.

Operations and development

Operations and development costs increased 3.9% from $3.6 million for the three months ended March 31, 2005 to $3.8 million for the three months ended March 31, 2006. This increase was the result of increased interconnection costs mainly to support the Hong Kong EDP.

Sales and marketing

Sales and marketing expenses increased 4.6% from $1.78 million for the three months ended March 31, 2005 to $1.84 million for the three months ended March 31, 2006. This increase was primarily the result of higher compensation expense.

General and administrative

General and administrative expenses increased 29.1% from $2.8 million for the three months ended March 31, 2005 to $3.6 million for the three months ended March 31, 2006. This increase was primarily the result of higher stock-based compensation expense of $0.3 million for restricted stock awards granted during 2005 and $0.1 million as a result of adopting SFAS 123(R) as of January 1, 2006; higher consulting and professional fees of $0.3 million; higher insurance expense of $0.1 million and higher litigation expense of $0.1 million.

Depreciation and amortization

Depreciation and amortization decreased 27.4% from $2.5 million for the three months ended March 31, 2005 to $1.8 million for the three months ended March 31, 2006. This resulted from certain fixed assets that became fully depreciated over the course of 2005 and 2006.

Interest and other income/expense

Interest income increased from $0.3 million for the three months ended March 31, 2005 to $0.7 million for the three months ended March 31, 2006. This increase was a primarily due to increased rates of return and larger balances of invested cash, cash equivalents and marketable securities in the 2006 period versus the 2005 period. Other income (expense), net includes net gains (losses) resulting from foreign currency transactions of approximately $(0.3) million for the three months ended March 31, 2005 and $0.1 million for the three months ended March 31, 2006. The gain from foreign currency transactions in the three months ended March 31, 2006 is primarily due to the weakening of the U.S. dollar versus the British Pound from December 31, 2005 to March 31, 2006 and its effect on a U.S. dollar-denominated liability on the books of the Company’s U.K. subsidiary.

Provision for income taxes

The Company recorded an income tax provision of $91,482 and $12,083 for the three months ended March 31, 2005 and 2006, respectively. The effective tax rate used to calculate the provision was approximately 6.6% and 1% for the three months ended March 31, 2005 and 2006, respectively. The difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards and the impact of state taxes.

Liquidity and Capital Resources

To date our primary source of liquidity had been cash received through the sale and issuance of equity and debt securities. We received equity investments between April 1999 and May 2003 in an aggregate amount of approximately $125.0 million. Our principal liquidity requirements have been for working capital, capital expenditures and general corporate purposes. On December 21, 2004, we completed our initial public offering and raised net proceeds of approximately $66.6 million.

During the three months ended March 31, 2006, we made approximately $0.8 million of capital expenditures related primarily to the purchase of computer equipment and telecommunications switching equipment. At March 31, 2006 we had cash and cash equivalents of $41.6 million and marketable securities of $23.4 million. We also are party to a $25.0 million lending facility with Silicon Valley Bank, or SVB, under which we can borrow against our accounts receivable and general corporate assets. As of March 31, 2006, we had the full $25.0 million available to us as no amounts were outstanding under this facility. Our current credit facility with Silicon Valley Bank expires on May 28, 2006. We expect to extend the expiration date on this facility as we are in the process of discussing terms with SVB on an extension. We believe that our current cash balances and cash flows from operating activities, should be sufficient for us to fund our current operations for the foreseeable future. To the extent we require additional capital to fund our working capital or capital expenditures, we intend to seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all.

The following table sets forth components of our cash flows for the following periods:

	Three Months Ended March 31,
	2005	2006
Net cash provided by operating activities	$3,745,361	$2,424,144
Net cash used in investing activities	(16,425,737)	(984,132)
Net cash used in financing activities	(495,055)	(229,881)

Cash provided by operating activities

Cash provided by operations for the three months ended March 31, 2006 was primarily attributable to net income of $1.2 million and depreciation and amortization of $1.8 million, partially offset by a decrease in operating net assets of $0.9 million. Cash provided by operating activities for the three months ended March 31, 2005 was primarily attributable to net income of $1.3 million and depreciation and amortization of $2.5 million, partially offset by a decrease in operating net assets of $0.4 million.

Cash used in investing activities

Total capital expenditures for the three months ended March 31, 2006 were $0.8 million related primarily to the purchase of computer equipment and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the three months ended March 31, 2006 were $12.0 million and $11.9 million, respectively. Total capital expenditures for the three months ended March 31, 2005 were $2.2 million related primarily to the purchase of computer equipment and telecommunications switching equipment. Total purchases of marketable securities for the three months ended March 31, 2005 were $14.2 million.

Cash provided by financing activities

Cash used in financing activities for the three months ended March 31, 2006 was primarily attributable to the repayment of approximately $0.2 million in debt. Cash used in financing activities for the three months ended March 31, 2005 was primarily attributable to the repayment of approximately $0.5 million in debt.

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

•	Netting. We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the three months ended March 31, 2006, 42% of our trading revenues were offset by selling activity.

•	Credit risk assessment and underwriting. GMAC Commercial Finance LLC, or GMAC, and SVB provide us with credit risk assessment and credit underwriting services. Under the terms of our agreements with GMAC and SVB, GMAC and SVB assume the credit risk of selected members so that they may purchase voice calls or Internet capacity on our exchange.

•	Self underwriting. Members can self-finance a credit line with us by prepaying, posting a cash deposit or letter of credit or by placing money in escrow.

•	CreditWatch system. We enter a credit line for each member into our CreditWatch system, which is comprised of the sum of the GMAC credit line, SVB credit line, selling activity, other cash collateral and internal credit. The CreditWatch system regularly monitors a member’s net trading balance and sends email alerts to each member who surpasses 50%, 75% and 90% of its available credit limit and is able to automatically suspend a member’s ability to buy as its net balance reaches its total credit line.

•	Frequent settlement. We have two trading periods per month. Payments from buyers are due fifteen days after the end of each trading period. This frequent settlement reduces the amount outstanding from our buyers. The frequent clearing of trading balances, together with the ability to net buy and sell transactions, allows our members to trade large dollar volumes while minimizing the outstanding balance that needs to be underwritten by additional sources of credit.

We occasionally issue internal credit lines to our members based on our review of a member’s financial statements and payment history with us. Typically, these internal credit lines are in excess of the credit lines issued by our third party underwriters. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. While there are no written procedures regarding the extension of credit lines, we have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. For the three months ended March 31, 2006, approximately 94% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which 44% were covered by our third party underwriters. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the future, we may elect to increase the amount of our credit we extend to our customers we deem creditworthy in order to reduce our credit underwriting costs. If buyers fail to pay us for any reason and we have not been able or have elected not to secure credit risk protection with respect to these buyers, our business could be adversely affected. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues that could materially affect our results of operations.

We have certain minimum annual commissions due pursuant to the terms of our agreements with each of GMAC and SVB. Pursuant to the terms of our agreement with GMAC, which has been extended until April 30, 2007, and pursuant to the terms of our purchase agreement with SVB, which terminates on November 30, 2007, we are required to pay aggregate minimum annual commissions of $370,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exposure

The financial position and results of operations of our U.K. subsidiary are measured using GBP as the functional currency. The foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. The percentage of fee revenues denominated in British Pounds was approximately 15% for the year ended December 31, 2005 and 13% for the three months ended March 31, 2006.

Interest rate exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at December 31, 2005 or March 31, 2006. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and at March 31, 2006 our portfolio maturity was relatively short. Assuming an average investment level in short-term interest bearing securities of $40.0 million, a one-percentage point decrease in the applicable interest rate would result in a $400,000 decrease in interest income.

Under the terms of our credit agreement with Silicon Valley Bank, our borrowings bear interest at the prime rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10,000 assuming $1 million of borrowings. At December 31, 2005 and March 31, 2006, we had no outstanding borrowings under this agreement.

Item 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2006. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group, or collectively the Debtors, filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855,000. The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors confirmed a Plan of Liquidation which created a trust to proceed with liquidating avoidance actions. The Trustee has been substituted as Plaintiff in all avoidance actions. At a scheduling conference held on October 12, 2005, the Court set discovery cut-off dates which have been continued for cases where the Trustee seeks to recover in excess of $100,000, at the request of the Plaintiff. The current discovery schedule requires the completion of non-expert discovery by January 29, 2007, designates May 1, 2007 as the deadline for parties to file dispositive motions and, sets May 29, 2007 as the date by which the parties must file a joint pre-trial statement. The next status hearing for all adversary cases (approximately 50) where the amount of the recovery sought by the Trustee exceeds $100,000 is scheduled for December 5, 2006. The foregoing dates are uniform for all adversary cases (approximately 50) where the amount of the recovery sought by the Trustee exceeds $100,000 and may be further amended by the agreement of the parties. Based on the revised discovery plan and a statement from the Court at the scheduling conference, it does not appear that the Court will be ready to try any of the adversary proceedings before September of 2007.

On May 27, 2003, we received a demand letter from counsel for Octane Capital Management and its affiliate, Octane Capital Fund I, L.P., or collectively Octane, demanding the right to purchase up to $2.8 million of our shares of Series E preferred stock on the same terms as originally set forth in a Securities Purchase Agreement dated as of July 3, 2001. Additionally, the letter demanded the right to convert Octane’s investment in shares of our Series D preferred stock into shares of Series D-1 preferred stock pursuant to the terms of such purchase agreement. The Octane demand letter also alleged violations of Octane’s rights under a Second Amended and Restated Investors’ Rights Agreement dated as of March 7, 2000, or the Investors’ Rights Agreement, including, among other allegations, the allegation that Octane did not receive proper advance notice of the complete terms of our Series E preferred stock offering. Arbinet denies all of the allegations. On May 28, 2003, we sent notice to all stockholders, including Octane, indicating our plan to defend against these claims.

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

On May 9, 2005, the plaintiffs filed an unopposed motion to dismiss this case in federal court without prejudice for lack of subject matter jurisdiction. The court granted the plaintiffs’ motion on the same day. On November 4, 2005, Octane renewed the lawsuit by filing a substantially similar complaint in the Superior Court of New Jersey, Middlesex County, in an action entitled Octane Capital Fund I, L.P. v. Arbinet-thexchange, Inc., Docket No. MID-L-7990-05. Octane is the only plaintiff in the case. The parties have agreed to mediate the dispute. There can be no assurance that an adverse result in this litigation will not have a material adverse effect on the Company or its financial position. We intend to defend vigorously against the claims.

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

On March 15, 2005, Mr. Schwartz filed a Demand for Arbitration with the American Arbitration Association (“AAA”). On March 16, 2005, counsel for Mr. Schwartz wrote to counsel for Arbinet stating that Mr. Schwartz was “narrowing the claims to perhaps two and preferably one to assert during the arbitration.” On April 6, 2005, Arbinet filed its Answer and Counterclaims. Arbinet’s Answer “denies generally, that Mr. Schwartz is an inventor, sole or otherwise, of any Arbinet Patent.” Arbinet’s Counterclaims include claims for duress, fraud, intentional interference with prospective business advantage, and anticipatory breach of contract. On July 14, 2005, the AAA decided that the arbitration would be heard by three arbitrators. Mr. Schwartz disputed that decision and, on August 29, 2005, filed an action in the United States District Court for the District of New Jersey, Civil Action No. 05-4234, requesting an order overturning the AAA’s decision and requesting sanctions, including attorneys fees. On November 1, the District Court dismissed Mr. Schwartz’s challenge to the AAA’s decision for lack of subject matter jurisdiction.

On December 15, 2005, the AAA panel of three arbitrators held a Preliminary Hearing and scheduled the arbitration hearing for July 10 through July 14, 2006. On January 16, 2006, Mr. Schwartz filed a More Definite Statement of Claims, in which he narrowed his claims of inventorship and infringement to a single patent, U.S. Patent No. 6,088,436 (the “436 patent”). On January 23, 2006, Arbinet filed a More Definite Statement of Defenses and Counterclaims in which it denied that Mr. Schwartz was the inventor of the 436 patent, denied that it infringed the 436 patent when Mr. Schwartz sent his demand letter, and asserted its counterclaims against Mr. Schwartz. On March 7, 2006, counsel for Mr. Schwartz informed the AAA that he was withdrawing from his representation of Mr. Schwartz immediately, due to a conflict of interest. The AAA Panel subsequently vacated all scheduled dates in the matter and held another status conference for May 5, 2006 to discuss Mr. Schwartz’s progress in obtaining replacement counsel.

On May 13, 2005, we received a letter from counsel representing Alex Mashinsky, our founder and a former officer and director, together with a draft complaint and a draft press release, threatening to commence litigation in the Southern District of New York against us, as well as against Communications Ventures III, L.P., one of our stockholders, our Chairman Anthony L. Craig, former director Roland A. Van der Meer, and our President, Chief Executive Officer and director J. Curt Hockemeier, if we do not agree to an “amicable settlement” with him. Mr. Mashinsky alleges breach of fiduciary duty, self-dealing, fraud, and breach of contract in connection with our Series E preferred stock financing consummated in 2001, asserting over $90 million in damages. According to his correspondence he “is prepared to discuss settlement of this matter at an amount representing a significant discount.” We believe that his allegations are without merit. In a loan settlement agreement dated July 9, 2004, Mr. Mashinsky acknowledged and agreed that, in June 2001, he had consented to the Series E preferred stock financing. By letter dated May 31, 2005, the Company and other potential defendants responded to Mr. Mashinsky’s letter, denying any liability and describing potential counterclaims that would be asserted against Mr. Mashinsky should he pursue his claims. If Mr. Mashinsky commences litigation against us, we intend to vigorously defend against his claims. There can be no assurance that litigation, if brought, or an adverse result in such litigation, if any, will not have a material adverse effect on our results of operations or financial position.

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

On February 17, 2006, the Consolidated and Amended Complaint (“Amended Complaint”) was filed with the court. The Amended Complaint continues to allege violations of the registration and anti-fraud provisions of the federal securities laws due to alleged statements in and omissions from Arbinet’s initial public offering registration statement. The Amended Complaint seeks, among other things, unspecified damages and costs associated with the litigation. On April 28, 2006, we filed a motion to dismiss the Amended Complaint, based on the argument that there are no false or misleading statements and no material omissions in the IPO registration statement. We continue to believe the claims against us are without merit and intend to defend the litigation vigorously.

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

On February 8, 2006, the parties attended an initial conference with the Magistrate Judge assigned to the case for the purposes of setting a schedule for the case. The magistrate judge set November 8, 2006 for the next status conference. No case schedule has been issued yet. Discovery has begun in the case. The parties negotiated and the Court entered a Protective Order to govern the treatment of the confidential and proprietary information of the parties during the case. On March 30, 2006, we served a set of discovery requests on counsel for World-Link. Shortly thereafter, World-Link served discovery requests on our counsel.

On April 6, 2006, CHVP Founders Fund I, L.P., (“CHVP”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York. CHVP seeks damages of over $1.87 million related to our founder Alex Mashinsky’s transfer of three million shares of our common stock to CHVP. CHVP had previously been sued by Mr. Mashinsky regarding the same transfer of shares. CHVP claims that we interfered with its ability to sell the shares during a 90-day period from December 2004 to March 2005, and alleges claims for violation of the Uniform Commercial Code, conversion, and breach of contract.

On April 11, 2006, we learned that our former founder Alex Mashinsky and Robert Marmon had obtained and disclosed our confidential strategic planning information to third parties in connection with the proxy contest they have commenced seeking to elect themselves to our Board of Directors. On April 13, 2006, we sent a cease and desist letter to Messrs. Mashinsky and Marmon demanding that they stop misappropriating our confidential information, return all copies to us, provide us with a list of all parties to whom they disclosed our confidential information, and issue corrective statements to those parties to whom they have disclosed confidential information. Messrs. Mashinsky and Marmon did not substantively respond to our letter, and did not agree to stop misappropriating and using our confidential information. On April 26, 2006, we filed a lawsuit and a motion for a preliminary injunction against them in the United States District Court for the District of New Jersey. Among other things, we allege that Messrs. Mashinsky and Marmon have disclosed our highly confidential information and breached contractual and fiduciary duties to the Company by misappropriating our confidential and proprietary information to use it for their own purposes, and we seek injunctive relief to protect our confidential information.

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

Item 1A Risk Factors

Other than as set forth below, there have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

We have incurred a cumulative loss since inception and if we do not maintain or generate significant revenues, we may not remain profitable.

We have incurred significant losses since our inception in November 1996. At March 31, 2006, our accumulated deficit was approximately $87.1 million. Although we achieved net income of $10.8 million for the year ended December 31, 2005 and net income of $1.2 million for the three months ended March 31, 2006, we expect to incur significant future expenses, particularly with respect to the development of new products and services, deployment of additional infrastructure and expansion in strategic global markets. To remain profitable, we must continue to increase the usage of our exchange by our members and attract new members in order to improve the liquidity of our exchange. We must also deliver superior service to our members, mitigate the credit risks of our business and develop and commercialize new products and services. We may not succeed in these activities and may never generate revenues that are significant or large enough to sustain profitability on a quarterly or annual basis. A large portion of our fee revenues is derived from fees that we charge our members on a per-minute and per-megabyte basis.

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

Until 2002, our operations have been cash flow negative and we have depended on equity financings and credit facilities to meet our cash requirements, which may not be available to us in the future on favorable terms, if at all. We may require substantial additional funds to execute our business plan and, if additional capital is not available, we may need to limit, scale back or cease our operations.

Until the year ended December 31, 2002, we experienced negative operating cash flow and depended upon equity financings, as well as borrowings under our credit facilities, to meet our cash requirements in each annual period since we began our operations in November 1996. We expect to meet our cash requirements for the next 12 months through a combination of cash flow from operations, cash, cash equivalents and short-term investments. If our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from our business, we may be required to borrow under our credit facilities or seek additional financing sooner than anticipated.

Our current credit facility with Silicon Valley Bank expires on May 28, 2006. We expect to extend the expiration date on this facility as we are in the process of discussing terms with SVB on an extension. We may default under this facility or may not be able to renew this credit facility upon expiration or on acceptable terms. In addition, we may seek additional funding in the future and intend to do so through public or private equity and debt financings. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product or service candidates or products or services which we would otherwise pursue on our own. Additional funds may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may not be able to execute our business plan. As a result, our business, results of operations and financial condition could be adversely affected and we may be required to significantly curtail or cease our operations.

Uncertainties resulting from the recent proxy contest may adversely affect our business and may hamper our ability to retain key personnel.

During the first quarter of 2006, a group of stockholders filed proxy materials with the Securities and Exchange Commission for the purpose of proposing and soliciting proxies in support of a slate of two nominees, Alex Mashinsky and Robert A. Marmon, to stand for election to our Board of Directors at our 2006 Annual Meeting of Stockholders in opposition to the Company’s nominees to our Board of Directors. Uncertainties resulting from the proxy contest may adversely affect our business and hamper our ability to retain our executives or key personnel. If we fail to retain executives or key personnel, our ability to develop products, especially new products, will be harmed and our revenues will likely decline.

We may incur substantial expenditures in connection with the recent proxy contest, which may adversely affect our business and our financial results.

In connection with the proxy contest discussed above, we estimate that the total costs relating to our solicitation of proxies in connection with our 2006 Annual Meeting of Stockholders (excluding costs of litigation (if any)) will be approximately $750,000. To date, we have incurred approximately $250,000 in communicating with our stockholders in connection with the proxy solicitation. Actual expenditures may vary materially from this estimate, however, as many of the expenditures cannot be readily predicted. The entire expense of preparing, assembling, printing and mailing the proxy statement and any other related materials and the cost of communicating with Arbinet stockholders will be borne by Arbinet. These expenditures may adversely affect our business and our financial results.

If we are not able to retain our current senior management team or attract and retain qualified technical and business personnel, our business will suffer.

We are dependent on the members of our senior management team, in particular, J. Curt Hockemeier, our President and Chief Executive Officer, for our business success. Our employment arrangements with Mr. Hockemeier and our other executive officers are terminable on short notice or no notice. We do not carry key man life insurance on the lives of any of our key personnel. The loss of any of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could significantly affect our current and future growth. In addition, our growth will require us to hire a significant number of qualified technical and administrative personnel. There is intense competition for human resources, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful operation and growth of our exchange. As discussed above, uncertainties resulting from the proxy contest and future unsolicited acquisition offers may hamper our ability to retain our executives or key personnel. The loss of the services of key personnel or the inability to attract new employees when needed could severely harm our business.

Our Chief Financial Officer has resigned effective June 16, 2006.

On May 8, 2006, we announced that John J. Roberts, our Chief Financial Officer, has resigned effective June 16, 2006. While we have commenced a search for Mr. Roberts’ successor, we are not certain when a permanent replacement for Mr. Roberts will join the Company. If we are unable to hire a new Chief Financial Officer in a timely manner, there may be an adverse effect on our financial reporting processes, our financial controls and procedures and our ability to raise additional capital. We could be significantly affected by the length of time it takes to hire a new chief financial officer and by changes a new chief financial officer might make after he or she is hired and takes office.

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

We may face a new set of competitors as we launch new products and services. Our PrivateExchange and AssuredRouting solutions may compete with communications services providers’ legacy processes, with communications service providers themselves and potentially other companies that provide billing, signaling, number portability software and services to communications services providers. Our VoIP Peering Solutions may compete with other companies trying to create solutions that help communications service providers and corporations that manage traffic across traditional and VoIP networks. These could include companies such as Neustar, Verisign, Syniverse, xConnect, the Voice Peering Fabric and other communications services providers looking to offer similar solutions.

We may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully with these new competitors. These new competitors may be able to develop services or processes that are superior to our services or processes or that achieve greater industry acceptance or that may be perceived by buyers and sellers as superior to ours. Where we compete with legacy processes, it may be particularly difficult to convince customers to utilize our exchange or replace or limit their existing ways of conducting business. This competition may lead to reduced expected revenues, failure to meet projections, unexpected expenses and may have a significant adverse effect on our business, financial condition and operating results.

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

The future market for our new products and services, and therefore the revenues from these new products and services, cannot be predicted with certainty.

The market for our new products and services might develop more slowly or differently than we currently anticipate, if at all. Our members and potential customers may decide that these new products and services do not meet their requirements or may not be willing to purchase them at the prices we seek to charge. Even if the market for these new products and services develops, our offerings may not achieve widespread acceptance. We may be unable to successfully and cost-effectively market and sell the services we offer to a sufficiently large number of members.

Some of the new products and services, such as VoIP Peering, are intended to help communications service providers and enterprise manage the complexities of routing traffic across traditional and VoIP networks. We may develop VoIP solutions that do not meet the requirements of our potential customers. We may not predict properly what all of the requirements related to the technology, market adoption of the new technology and the requirements for new products and services related to the new technology.

We may not be able to effectively manage the risk on the price of the minute in our AssuredRouting service

With our AssuredRouting service, we may offer our customers a fixed rate for specific markets for a set duration. We may assume the risk on the price of the minute and we may not be able to secure the prices from sellers to ensure we do not lose money on the minutes purchased by the buyers through the AssuredRouting service. We could incur significant losses related to having a higher cost of minutes sold in relation to the price offered to the buyer of this service.

Our pricing in our current exchange and new products and services may not be sustainable and may decline over time.

As prices for international long-distance minutes continue to decline, we may need to charge our members less for utilization of our services. We may also need to reduce our prices to drive incremental minutes on our exchange. As we have a predominantly fixed-price operating cost structure, we believe we should be implementing pricing programs that maximize the volume and aggregate fee revenues to our exchange. We continue to explore additional volume discounting programs and alternative pricing programs to drive overall fee revenues. We expect our fee revenue per minute to decline in the coming quarters as we explore these pricing initiatives. We cannot be certain that our pricing programs will drive significant enough increases in volume to offset the price reduction and, therefore, our aggregate fee revenues could decline due to these pricing programs.

We may not contain the expertise and personnel to succeed in these new markets.

We have identified potential opportunities in digital media, advertising, and certain mobile content markets to leverage our platform that we intend to pursue. These new markets may require a significant financial and personnel investment to create a viable product and we may not have the expertise, personnel or other resources to succeed in these markets. There is no guarantee that we will be able to find the appropriate candidates to hire that will help us develop and launch these new products and services. If we are unable to hire appropriate candidates and to create and market a viable product, these investments may lead to reduced expected revenues, failure to meet projections, unexpected expenses and may have a significant adverse effect on our business, financial condition and operating results.

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

After deducting expenses of the offering, we received net offering proceeds of approximately $66.6 million. We used approximately $15.2 million of our net proceeds to redeem the outstanding shares of our Series B and Series B-1 preferred stock and approximately $10.0 million to repay principal and interest outstanding under our credit facility with Silicon Valley Bank. Approximately $40.0 million of the net proceeds of the offering have been invested in investment-grade marketable securities within the guidelines defined in our investment policy. Such funds remain invested in such securities as of March 31, 2006. The remaining proceeds have been used for working capital purposes. We regularly assess the specific uses and allocations for the remaining funds.

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

ARBINET-THEXCHANGE, INC.

Date: May 10, 2006	/s/ J. Curt Hockemeier

J. Curt Hockemeier President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2006	/s/ John J. Roberts

John J. Roberts Chief Financial Officer (Principal Financial Officer)