Form 10-Q
period 2006-06-30
ARBINET THEXCHANGE INC
filed 2006-08-09
CIK 1136655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2006:

Class	Number of Shares
Common Stock, par value $0.001 per share	25,796,722

ARBINET-THEXCHANGE, INC.

This Quarterly Report on Form 10-Q contains “forward-looking statements” (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), including but not limited to statements about the Company’s growth, strategic and business plans, product development and service offerings, and future operating results. Various important risks and uncertainties may cause the Company’s actual results to differ materially from the results indicated by these forward-looking statements, including, without limitation: the Company’s revenue growth and losses; ability to raise capital; members (in particular, significant trading members) not trading on our exchange or utilizing our new and additional services (including data on thexchange, mobile on thexchange services, DirectAxcessSM trading service, PrivateExchange(SM), AssuredAxcess(SM), and PeeringSolutions(SM)); continued volatility in the volume and mix of trading activity (including the average call duration and the mix of geographic markets traded); our uncertain and long member enrollment cycle; the failure to manage our credit risk; failure to manage our growth; pricing pressure; competitive factors; investment in our management team and investments in our personnel; system failures, human error and security breaches which could cause the Company to lose members and expose it to liability; future government regulation; and the Company’s ability to obtain and enforce patent protection for our methods and technologies. For a further list and description of the risks and uncertainties the Company faces, please refer to the Company’s Annual Report on Form 10-K and other filings the Company makes with the Securities and Exchange Commission. For a discussion of these other factors, see the section entitled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 and this Quarterly Report. The Company assumes no obligation to update any forward-looking statements contained in this Form 10-Q whether as a result of new information, future events or otherwise and such statements are current only as of the date they are made.

PART I. FINANCIAL INFORMATION

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2005	June 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$40,364,777	$39,592,649
Marketable securities	23,230,913	27,684,824
Trade accounts receivable (net of allowance of $827,462 and $1,076,423 at December 31, 2005 and June 30, 2006, respectively)	24,831,554	20,170,810
Prepaids and other current assets	1,461,118	2,787,098

Total current assets	89,888,362	90,235,381
Property and equipment, net	21,775,895	20,967,125
Security deposits	2,252,525	2,261,004
Intangible assets, net	2,476,053	2,399,836
Goodwill	1,901,178	2,043,578
Other assets	1,385,322	1,314,468

Total Assets	$119,679,335	$119,221,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Loan payable – current portion	$820,587	$507,083
Capital lease obligation – current portion	94,191	23,551
Accounts payable	13,785,594	13,664,620
Deferred revenue	3,967,970	3,445,294
Accrued and other current liabilities	11,160,418	10,431,755

Total current liabilities	29,828,760	28,072,303
Loan payable – long-term	89,734	—
Capital lease obligations – long-term	26,533	16,495
Other long-term liabilities	3,964,222	3,536,256

Total liabilities	33,909,249	31,625,054

Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 25,413,202 and 25,865,317 shares issued at December 31, 2005 and June 30, 2006, respectively	25,413	25,866
Additional paid-in-capital	179,849,637	177,353,230
Treasury stock, 68,673 shares	(1,274,549)	(1,274,549)
Deferred compensation	(3,187,145)	—
Accumulated other comprehensive loss	(1,320,580)	(831,512)
Accumulated deficit	(88,322,690)	(87,676,697)

Total Stockholders’ Equity	85,770,086	87,596,338

Total Liabilities and Stockholders’ Equity	$119,679,335	$119,221,392

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Trading revenues	$120,874,980	$115,796,931	$245,307,294	$233,408,266
Fee revenues	11,640,404	11,455,897	23,950,836	23,185,999

Total revenues	132,515,384	127,252,828	269,258,130	256,594,265
Cost of trading revenues	120,729,033	115,769,061	244,961,840	233,343,399

	11,786,351	11,483,767	24,296,290	23,250,866
Cost and expenses:
Operations and development	3,282,661	3,962,412	6,910,652	7,817,669
Sales and marketing	1,891,326	1,904,647	3,648,969	3,742,971
General and administrative	2,993,177	5,632,609	5,809,660	9,184,201
Depreciation and amortization	2,334,165	1,680,819	4,866,291	3,518,237
Reimbursement for/gain from litigation settlements	(1,450,000)	(93,000)	(1,450,000)	(93,000)

Total costs and expenses	9,051,329	13,087,487	19,785,572	24,170,078
Income (loss) from operations	2,735,022	(1,603,720)	4,510,718	(919,212)
Interest income	385,089	761,493	688,016	1,445,693
Interest expense	(109,704)	(30,896)	(253,597)	(67,355)
Other income (expense), net	(267,928)	150,218	(816,564)	63,597

Income (loss) from continuing operations before income taxes	2,742,479	(722,905)	4,128,573	522,723
Provision for income taxes (income tax benefit)	399,818	(13,965)	491,300	(1,882)

Income (loss) from continuing operations	2,342,661	(708,940)	3,637,273	524,605
Income from discontinued operations, net of income tax of $4,477	—	121,388	—	121,388

Net income (loss)	$2,342,661	$(587,552)	$3,637,273	$645,993

Basic net income (loss) per share:
Continuing operations	$0.10	$(0.03)	$0.15	$0.02

Discontinued operations	$—	$0.01	$—	$0.01

Net income (loss)	$0.10	$(0.02)	$0.15	$0.03

Diluted net income (loss) per share:
Continuing operations	$0.09	$(0.03)	$0.14	$0.02

Discontinued operations	$—	$0.01	$—	$0.01

Net income (loss)	$0.09	$(0.02)	$0.14	$0.03

Shares used in computing basic net income per share	24,497,929	25,160,675	24,479,281	24,996,476

Shares used in computing diluted net income per share	25,814,206	25,160,675	25,968,025	25,687,748

Other comprehensive income:
Net unrealized gain on available-for-sale securities	—	6,056	—	11,811
Foreign currency translation adjustment	(603,598)	460,940	(549,365)	477,257

Comprehensive income (loss)	$1,739,063	$(120,556)	$3,087,908	$1,135,061

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(Unaudited)

	Six Months Ended June 30,
	2005	2006
Net income	$3,637,273	$645,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,866,297	3,518,237
Amortization of deferred compensation	69,385	—
Stock-based compensation expense	—	564,697
Gain on discontinued operations	—	(121,388)
Foreign currency exchange (gain) loss	283,330	(442,369)
Changes in operating assets and liabilities:
Trade accounts receivable, net	3,233,870	4,472,891
Other current assets, security deposits and other assets	771,206	(992,901)
Accounts payable	(2,690,072)	(133,110)
Deferred revenue, accrued expenses and other current liabilities	(846,292)	(1,403,687)
Other long-term liabilities	(510,089)	(302,101)

Net cash provided by operating activities	8,814,908	5,806,262

Cash flows from investing activities:
Purchases of property and equipment	(3,671,719)	(2,140,688)
Purchases of marketable securities	(19,647,000)	(27,176,100)
Proceeds from sales and maturities of marketable securities	—	22,734,000

Net cash used in investing activities	(23,318,719)	(6,582,788)

Cash flows from financing activities:
Repayment of indebtedness	(376,338)	(403,238)
Proceeds from exercise of stock options	153,525	126,494
Payments on obligations under capital leases	(1,718,420)	(80,677)

Net cash used in financing activities	(1,941,233)	(357,421)

Effect of foreign exchange net changes on cash	(448,501)	361,819

Net decrease in cash and cash equivalents	(16,893,545)	(772,128)

Cash and cash equivalents, beginning of year	53,532,660	40,364,777

Cash and cash equivalents, end of period	$36,639,115	$39,592,649

Supplemental disclosure of non-cash investing and financing activities:
Issuance of restricted stock	$301,370	$105,210

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Arbinet-thexchange, Inc. (“Arbinet” or the “Company”) and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all adjustments (consisting of normal, recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Reclassifications

Certain amounts in the comparative periods have been reclassified to conform to the current period’s presentation in the consolidated statements of cash flows, which presents the foreign currency exchange (gain) loss as an adjustment to reconcile net income to “net cash provided by operating activities”.

Effects of Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact on our financial statements, if any, of adopting FIN 48.

2. STOCK BASED COMPENSATION

On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.

We adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first six months of 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the first six months of 2006 included compensation expense for stock-based payment awards granted prior to but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). As stock-based compensation expense recognized in the statement of income for the first six months of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the pro forma information required under SFAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred which was allowable under SFAS 123 but this treatment was eliminated under SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeitures for certain groups of options was revised in the second quarter of 2006. The cumulative effect on periods prior to January 1, 2006 as well as the effect on the results of operations for the six months ended June 30, 2006 of making this change in estimated forfeitures for options and restricted stock awards resulted in a reduction in compensation expense of approximately $200,000 which was reflected in the second quarter of 2006.

Total stock-based compensation expense recognized by the Company in the six months ended June 30, 2006 is reflected below:

Six months ended June 30, 2006
Stock-based compensation expense by caption:
Operations and development	$138,625
Sales and marketing	168,601
General and administrative	257,471

$564,697

Stock-based compensation expense by type of award:
Stock options	$125,209
Restricted stock and restricted stock units	439,488

$564,697

Through December 31, 2005, the Company accounted for its stock plans using the intrinsic value method prescribed by APB 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS 123, “Accounting for Stock-Based Compensation.” The following presents pro forma income and per share data as if a fair value based method had been used to account for stock-based compensation for the six months ended June 30, 2005:

Six months ended June 30, 2005
Net income, as reported	$3,637,273
Add: Stock-based compensation expense as reported, net of tax	69,385
Deduct: Stock-based employee compensation expense determined under a fair value based method, net of tax	(1,323,813)

Pro forma net income	$2,382,845

Income per share:
Basic – as reported	$0.15

Diluted – as reported	$0.14

Basic – pro forma	$0.10

Diluted – pro forma	$0.09

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The stock-based compensation expense recorded for the six months ended June 30, 2006 and the pro forma stock-based compensation for the six months ended June 30, 2005 may not be representative of the effect of stock-based compensation expense in future periods due to the level of options issued in past years (which level may not be similar in the future), assumptions used in determining fair value (including the volatility of the Company’s common stock), the estimated forfeiture rate and the accelerated vesting of certain options in fiscal 2005.

Stock Options

The Company established a 2004 Stock Incentive Plan (the “2004 Plan”), which provides the granting of options to officers, employees, directors, and consultants of the Company. As of June 30, 2006, options to purchase 2,432,961 shares of common stock were available for future grants under the 2004 Plan. As of June 30, 2006, 2,230,534 shares of common stock were reserved for stock options granted and 7,689 shares were reserved for warrants to purchase common stock. As of June 30, 2006, these warrants were exercisable at prices ranging from $4.99 to $8 per share.

Options granted under our 2004 Plan generally have a four-year vesting period and expire ten years after grant. Most of our stock options are subject to graded vesting in which portions of the option award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested stock options expected to vest was approximately $0.9 million at June 30, 2006 with a remaining weighted average period of approximately 20 months over which such expense is expected to be recognized. Upon exercise of stock options, we typically issue new shares of our common stock (as opposed to using treasury shares).

On August 25, 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested employee stock options issued under its 2004 Stock Incentive Plan that have an exercise price in excess of $10. Pursuant to this action, options to purchase approximately 1.4 million shares of our common stock became exercisable immediately. Based on the closing price on August 24, 2005 of $6.35, none of these options had intrinsic economic value at the time. The vesting acceleration enabled the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of SFAS 123(R) in January 2006. As a result of this change, the Company expects to reduce the pre-tax stock option expense it otherwise would have been required to record under SFAS 123(R) by approximately $7.8 million over a four-year period of which approximately $2.5 million would be avoided in 2006.

The fair market value of each option grant for all periods presented has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	June 30,
	2005	2006
Expected option lives	4 to 5 years	4 to 5 years
Risk-free interest rates	3.43%	4.97%
Expected volatility	37.4%	52.0%
Dividend yield	0%	0%

Expected volatilities are based on historical volatility of the stock of the Company and guideline companies. The expected life of options granted is based on historical experience and on the terms and conditions of the options. The risk-free rates are based on the U.S. Treasury Strip yield in effect at the time of the grant.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity (including options granted outside the Plan to non-employees) during the first six months of 2006 is presented below:

	Number of options	Weighted Average Exercise Price
Outstanding, at January 1, 2006	2,639,173	$12.09
Granted	229,944	5.21
Exercised	(524,165)	0.24
Forfeited	(114,418)	12.00

Outstanding, at June 30, 2006	2,230,534	$14.17

Options exercisable at June 30, 2006	1,812,481	$16.16

The weighted average grant date fair value of options granted during the year was $2.45. The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Years Remaining on Contractual Life	Number Exercisable
$0.16 - $1.00	313,250	5.7	292,867
$1.01 - $4.00	70,777	6.7	51,534
$4.01 - $7.00	311,081	9.7	17,057
$7.01 - $9.00	173,117	7.9	88,714
$9.01 - $16.00	457,436	8.4	457,436
$16.01 - $20.00	209,373	8.1	209,373
$20.01 - $25.00	9,750	8.7	9,750
$25.01 - $26.55	685,750	8.6	685,750

	2,230,534		1,812,481

Total vested and expected to vest	2,121,746	8.1

Total Intrinsic Value	$2.0 million		$1.8 million

The intrinsic value of options exercised during the six months ended June 30, 2006 is approximately $4.0 million. The fair value of options vested during the six months ended June 30, 2006 is approximately $275,000. The weighted-average exercise price of options vested and expected to vest as of June 30, 2006 was $14.51 per share.

Restricted Stock Awards

Restricted stock awards granted under our 2004 Plan generally have a three-year vesting period. Most of our restricted stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for restricted stock awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested restricted stock awards expected to vest was approximately $2.3 million at June 30, 2006 with a remaining weighted average period of

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately 13 months over which such expense is expected to be recognized. The fair value of shares that vested during the six months ended June 30, 2006 was approximately $145,000.

Restricted stock activity for the first six months of 2006 is presented below:

	2006 Number of shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at January 1, 2006	590,845	$6.25
Granted	21,000	5.01
Vested during period	(34,366)	$(4.22)
Forfeited	(93,050)	$(6.35)

Unvested at June 30, 2006	484,429	$6.32

3. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of options and warrants as if they were exercised. The dilutive effect of outstanding options and unvested restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which in the six month period ended June 30, 2006 includes consideration of stock-based compensation required by SFAS 123(R). Due to their antidilutive effect caused by the quarterly net loss, the potential exercise of stock options and warrants was not included in the calculation of diluted earnings per share for the three months ended June 30, 2006.

The following is a reconciliation of the basic weighted average number of common shares outstanding to diluted weighted average number of common and common share equivalents outstanding:

	Six Months Ended June 30,
	2005	2006
Basic number of common shares outstanding	24,479,281	24,996,476
Dilutive effect of unvested restricted stock, stock options and warrants	1,488,744	691,272

Dilutive number of common and common share equivalents	25,968,025	25,687,748

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been antidilutive:

	June 30,
	2005	2006
Stock options	721,288	1,581,476
Warrants	—	6,250

4. INCOME TAXES

The Company recorded an income tax benefit of $1,882 for the six months ending June 30, 2006, based upon the Company’s estimated effective annual tax rate of approximately (1)%. The difference between the federal

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards and the impact of state taxes.

5. STOCKHOLDERS’ EQUITY

The table below summarizes the issued share activity for the Company’s common stock since December 31, 2005. Treasury shares held by the Company are included in these balances:

Balance as of December 31, 2005	25,413,202
Retirement of restricted stock	(93,050)
Restricted stock grants	21,000
Exercise of options	524,165

Balance as of June 30, 2006	25,865,317

6. RESTRUCTURING CHARGES

During 2001 and 2002, the Company exited two separate facilities and accordingly recorded charges for the future lease obligations, net of estimated sub-lease income. The table below shows the amount of the charges and the cash payments related to those liabilities.

Balance as of December 31, 2005	$2,224,798
Cash payments	(260,595)

Balance as of June 30, 2006	$1,964,203

As of June 30, 2006, $0.5 million of the $2.0 million balance is recorded in accrued liabilities and $1.5 million is recorded in other long-term liabilities.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The litigation process is inherently uncertain, and we cannot guarantee that the outcomes of the following proceedings and lawsuits will be favorable for us or that they will not be material to our business, results of operations or financial position. However, the Company does not currently believe that these matters will have a material adverse effect on our business, results of operations or financial position.

World Access Proceeding

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group, (collectively “the Debtors”), filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855,000. The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors confirmed a Plan of Liquidation which created a trust to proceed with liquidating avoidance actions. The Trustee has been substituted as the Plaintiff in all avoidance actions. At a scheduling conference held on October 12, 2005, the Court set discovery cut-off dates which have been continued for cases where the Trustee seeks to recover in excess of $100,000, at the request of the Trustee. The current discovery schedule requires the completion of non-expert discovery by January 29, 2007, designates May 1, 2007 as the deadline for parties to file dispositive motions and, sets May 29, 2007 as the date by which the parties must file a joint pre-trial statement. The next status hearing for all adversary cases (approximately 50) where the amount of the recovery sought by the Trustee exceeds $100,000 is scheduled for December 5, 2006. The foregoing dates are uniform for all adversary cases (approximately 50) where the amount of the recovery sought by the Trustee exceeds $100,000 and may be further amended by the agreement of the parties. Based on the revised discovery plan and a statement from the Court at the scheduling conference, it does not appear that the Court will be ready to try any of the adversary proceedings before September, 2007.

Octane Proceeding

On May 27, 2003, we received a demand letter from counsel for Octane Capital Management and its affiliate, Octane Capital Fund I, L.P., (collectively “Octane”), demanding the right to purchase up to $2.8 million of our shares of Series E preferred stock on the same terms as originally set forth in a Securities Purchase Agreement dated as of July 3, 2001. Additionally, the letter demanded the right to convert Octane’s investment in shares of our Series D preferred stock into shares of Series D-1 preferred stock pursuant to the terms of such purchase agreement. The Octane demand letter also alleged violations of Octane’s rights under a Second Amended and Restated Investors’ Rights Agreement dated as of March 7, 2000, (the “Investors’ Rights Agreement”), including, among other allegations, the allegation that Octane did not receive proper advance notice of the complete terms of our Series E preferred stock offering. Arbinet denies all of the allegations. On May 28, 2003, we sent notice to all stockholders, including Octane, indicating our plan to defend against these claims.

On September 1, 2004, after no contact with us for over a year, Octane contacted our representatives to renew its demand against us. We responded to Octane’s demand, denying all allegations of wrongdoing.

On December 10, 2004, we received a complaint filed that day by Octane and Amerindo Technology Growth Fund II Inc., (“ATGF”), another investor of the Company, in the United States District Court for the Southern District of New York, entitled Octane Capital Fund, L.L.P. et al. v. Arbinet-thexchange, Inc., Civil Action No. 04-CV-9759 (KMW). Octane and ATGF filed an amended complaint with the court on December 13, 2004, amending and replacing the December 10, 2004 complaint. The amended complaint alleged, among other things, that we breached terms of the Investors’ Rights Agreement by failing to give Octane and ATGF proper advance notice of the complete terms of our Series E preferred stock offering. The amended complaint sought money damages for both Octane and ATGF for the alleged breach of contract. On February 11, 2005, we filed our answer to the amended

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

complaint, denying all liability, and filed counterclaims against Octane and ATGF for, among other claims, breach of the Investors’ Rights Agreement in connection with their conduct seeking additional shares of stock and other relief.

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

On May 9, 2005, the plaintiffs filed an unopposed motion to dismiss this case in federal court without prejudice for lack of subject matter jurisdiction. The court granted the plaintiffs’ motion on the same day. On November 4, 2005, Octane renewed the lawsuit by filing a substantially similar complaint in the Superior Court of New Jersey, Middlesex County, in an action entitled Octane Capital Fund I, L.P. v. Arbinet-thexchange, Inc., Docket No. MID-L-7990-05. Octane is the only plaintiff in the case. The parties have agreed to mediate the dispute. We intend to defend vigorously against the claims.

Schwartz Proceeding

On December 13, 2004, we received a letter from legal counsel to Zarick Schwartz and his company, ATOS, with respect to his alleged intellectual property rights relating to telecommunications operating system technology. Among other matters, Mr. Schwartz and ATOS claimed that Mr. Schwartz is the sole inventor of technology that was subsequently claimed by Arbinet as the subject matter of certain of our patents. Arbinet denies all of the allegations. On December 14, 2004, we reached an agreement with Mr. Schwartz and ATOS to submit this dispute to binding arbitration. In the 2004 agreement, Mr. Schwartz released all other claims against Arbinet, other than the inventorship claims to be arbitrated in the binding arbitration.

On March 15, 2005, Mr. Schwartz filed a Demand for Arbitration with the American Arbitration Association (“AAA”). On January 16, 2006, Mr. Schwartz filed a More Definite Statement of Claims, in which he narrowed his claims of inventorship and infringement to a single patent, U.S. Patent No. 6,088,436 (the “436 patent”). On January 23, 2006, Arbinet filed a More Definite Statement of Defenses and Counterclaims in which it denied that Mr. Schwartz was the inventor of the 436 patent, denied that it infringed the 436 patent when Mr. Schwartz sent his demand letter, and asserted its counterclaims against Mr. Schwartz. On June 28, 2006, we entered into a Settlement Agreement and Mutual Release with Mr. Schwartz pursuant to which, among other terms (i) the parties agreed that the inventorship of the patents Mr. Schwartz challenged was correct as filed, (ii) Mr. Schwartz released all remaining claims against us, and (iii) we released Mr. Schwartz from our counterclaims, both parties dismissing their claims in the arbitration.

Mashinsky Series E Proceeding

On May 13, 2005, we received a letter from counsel representing Alex Mashinsky, our founder, former officer and a current director, together with a draft complaint and a draft press release, threatening to commence litigation in the Southern District of New York against us, as well as against Communications Ventures III, L.P., one of our stockholders, our Chairman Anthony L. Craig, former director Roland A. Van der Meer, and our President, Chief Executive Officer and director J. Curt Hockemeier, if we do not agree to an “amicable settlement” with him. Mr. Mashinsky alleges breach of fiduciary duty, self-dealing, fraud, and breach of contract in connection with our Series E preferred stock financing consummated in 2001, asserting over $90 million in damages. According to his correspondence he “is prepared to discuss settlement of this matter at an amount representing a significant discount.” We believe that his allegations are without merit. In a loan settlement agreement dated July 9, 2004, Mr. Mashinsky

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acknowledged and agreed that, in June 2001, he had consented to the Series E preferred stock financing. By letter dated May 31, 2005, the Company and other potential defendants responded to Mr. Mashinsky’s letter, denying any liability and describing potential counterclaims that would be asserted against Mr. Mashinsky should he pursue his claims. If Mr. Mashinsky commences litigation against us, we intend to vigorously defend against his claims.

Securities Class Action Proceedings

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

On February 17, 2006, the Consolidated and Amended Complaint (“Amended Complaint”) was filed with the court. The Amended Complaint continues to allege violations of the registration and anti-fraud provisions of the federal securities laws due to alleged statements in and omissions from Arbinet’s initial public offering registration statement. The Amended Complaint seeks, among other things, unspecified damages and costs associated with the litigation. On April 28, 2006, we filed a motion to dismiss the Amended Complaint, based on the argument that there are no false or misleading statements and no material omissions in the IPO registration statement. On June 30, 2006, the Lead Plaintiff filed her opposition to our motion to dismiss. Arbinet’s reply brief is currently due on September 13, 2006. We continue to believe the claims against us are without merit and intend to defend the litigation vigorously.

World-Link Proceeding

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

On February 8, 2006, the parties attended an initial conference with the Magistrate Judge assigned to the case for the purposes of setting a schedule for the case. The magistrate judge set November 8, 2006 for the next status conference. No case schedule has been issued yet. Discovery has begun in the case. The parties negotiated and the court entered a Protective Order to govern the treatment of the confidential and proprietary information of the parties during the case. On March 30, 2006, we served a set of discovery requests on counsel for World-Link. Shortly thereafter, World-Link served discovery requests on our counsel. World-Link responded to our discovery requests and produced documents to us on June 1, 2006. We responded to World-Link’s discovery requests on June 8, 2006 and are in the process of producing documents to World-Link.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHVP Proceeding

On April 6, 2006, CHVP Founders Fund I, L.P., (“CHVP”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York. CHVP seeks damages of over $1.87 million related to the transfer, by our founder and current director, Alex Mashinsky, of three million shares of our common stock to CHVP. CHVP had previously been sued by Mr. Mashinsky regarding the same transfer of shares. CHVP claims that we interfered with its ability to sell the shares during a 90-day period from December 2004 to March 2005, and alleges claims for violation of the Uniform Commercial Code, conversion, and breach of contract. On May 22, 2006, we filed our Answer and Counterclaim denying liability, and asserting counterclaims against CHVP for a declaratory judgment that the transfer of Mr. Mashinsky’s shares to CHVP is void or voidable, that Arbinet did not improperly interfere with CHVP’s sale of Arbinet stock during the lock up period, and that Mr. Mashinsky’s shares were subject to a particular market stand-off restriction pursuant to operative agreements. In addition, we filed a Third Party Complaint against Mr. Mashinsky requesting the same declaratory judgment described above, and asserted claims for breach of contract, breach of implied covenant of good faith and fair dealing, negligence, indemnification, and common law contribution in connection with Mr. Mashinsky’s transfer of Arbinet shares to CHVP. On June 12, 2006, CHVP filed its reply to our counterclaims, denying all liability, and on August 1, 2006, CHVP filed a motion for summary judgment on its claims.

Mashinsky/Marmon Disclosure Proceeding

On April 11, 2006, we learned that our founder and current director Alex Mashinsky and Robert Marmon had obtained and disclosed our confidential strategic planning information to third parties in connection with the proxy contest they commenced seeking to elect themselves to our Board of Directors at our 2006 Annual Meeting of Stockholders. On April 13, 2006, we sent a cease and desist letter to Messrs. Mashinsky and Marmon demanding that they stop misappropriating our confidential information, return all copies to us, provide us with a list of all parties to whom they disclosed our confidential information, and issue corrective statements to those parties to whom they have disclosed confidential information. Messrs. Mashinsky and Marmon did not substantively respond to our letter, and did not agree to stop misappropriating and using our confidential information. On April 26, 2006, we filed a lawsuit and a motion for a preliminary injunction against them in the United States District Court for the District of New Jersey. Among other things, we allege that Messrs. Mashinsky and Marmon have disclosed our highly confidential information and breached contractual and fiduciary duties to the Company by misappropriating our confidential and proprietary information to use it for their own purposes, and we seek injunctive relief to protect our confidential information. On May 17, 2006, Messrs. Marmon and Mashinsky filed an opposition to our motions for preliminary injunction and expedited scheduling, and returned to us one copy of the Arbinet document they had in their possession. On May 19, 2006, we filed a reply to the opposition of Messrs. Marmon and Mashinsky, and moved that the confidential document returned to us be filed under seal with the court for its review. Messrs. Marmon and Mashinsky opposed our motion to file the confidential document under seal on May 26, 2006, and we filed our reply the following day.

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

Revenue

We generate revenues from both the trading which members conduct on our exchange, which we refer to as trading revenues, and the fees we charge members for the ability to trade on our exchange, which we refer to as fee revenues. Our trading revenue represents the aggregate dollar value of the calls, which are routed through our switches at the price agreed to by the buyer and seller of the capacity. For example, if a 10-minute call is originated in France and routed through our facilities to a destination in India for $0.11 per minute, we record $1.10 of trading revenue for the call. Generally, we do not generate any profit or incur any loss from trading revenues because in most cases we pay the seller the same amount that we charge the buyer. We occasionally offer our members contracts to buy and sell minutes to specific markets at fixed rates. We may generate profit or incur losses associated with trading revenue on these contracts. Historically, this profit or loss has not been material to our operating results. Our system automatically records all traffic terminated through our switches.

We record trading revenues because:

•	all traffic traded on our exchange is routed through one of our switches; and

•	we are obligated to pay sellers for the minutes they sell on our exchange regardless of whether we ultimately collect from buyers.

Our fee revenues represent the amounts we charge buyers and sellers for the following:

•	a monthly minimum fee based on the amount of capacity that members have connected to our switches and overage fees for the number of minutes or megabytes which are routed through our switches in excess of amounts allowed under the monthly minimum, or collectively referred to as access fees, which comprised approximately 76% and 75% for the six months ended June 30, 2005 and 2006, respectively;

•	a credit risk management fee, which is a charge for the credit management, clearing and settlement services we provide;

•	a membership fee to join our exchange; and

•	additional services as utilized by our members for items such as premium service offerings and accelerated payment terms.

Costs and Expenses

Our cost of trading revenues consists of the cost of calls, which are routed through our switches at the price agreed to by both the buyer and seller of the capacity. Using the example above in the caption “Revenues”, we would record cost of trading revenues equal to $1.10, an amount which we would pay to the seller.

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

Business Development

We will continue to seek to increase our trading volume. We aim to achieve this by increasing participation on our exchange from existing members, increasing membership on our exchange, expanding our global presence, developing and marketing complementary services and leveraging our platform to allow the trading, routing and settling of other digital goods. We currently have Exchange Delivery Points (“EDPs”) in New York City, London, Los Angeles, Frankfurt, Miami, and Hong Kong. We plan to expand our presence in the high-growth markets of Asia (through our EDP in Hong Kong) and Latin America through our EDP in Miami, Florida or in South America. We can initially establish an EDP in a new market without any additional capital by directly connecting the new EDP to one of our existing EDPs through a leased network, as we have accomplished for our EDPs in Frankfurt and Miami. Once we have sufficient business in a new market, we may install a new switch for the EDP in that market for a cost of approximately $1.0 million. We plan to develop, market and expand services that are complementary to our existing offerings, including enhanced trading, credit and clearing services and switch partitioning. In addition, we are well underway on the execution of our strategic initiatives which include: launching new products and services, such as PrivateExchange and AssuredAxcess, that enable communications service providers to move more traffic across what the Company believes is the industry’s lowest cost platform; introducing a Voice over Internet Protocol (“VoIP”) Peering Solution that helps the industry address the increased complexity of routing calls across traditional and VoIP networks; and developing new vertical markets that leverage Arbinet’s platform and expertise in automating the buying and selling, digital delivery and settlement of digital goods.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and often involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates these estimates, including those related to bad debts, income taxes, long-lived assets, restructuring, contingencies, litigation and stock-based compensation on an ongoing basis. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates because we did not estimate correctly.

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

•

Income taxes. We have net deferred tax assets, reflecting net operating loss (“NOL”) carryforwards and other deductible differences, which may reduce our taxable income in future years. The majority of these net deferred tax assets are offset by a valuation allowance, reducing the tax benefit recognized related to these net deferred tax assets. We are required to periodically assess the realization of our deferred tax assets and changes in circumstances may require adjustments in future periods. The amount of net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If it becomes more likely than not that we will recognize future tax benefit from the deferred tax assets, we may need to reverse some or all of our valuation allowance. When evaluating the ability for the Company to record a net deferred tax asset, FASB Statement No. 109, “Accounting for Income Taxes” requires us to consider all sources of taxable income as well as all available evidence to determine that it is more likely than not that we will be able to utilize this asset. We will continue to refine and monitor all available evidence during future periods in order to evaluate the recoverability of our deferred tax assets.

•	Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of members on our exchange to make required payments. The amount of our allowance is based on our historical experience and an analysis of our outstanding accounts receivable balances. If the financial condition of our members deteriorates, resulting in additional risk in their ability to make payments to us, then additional allowances may be required which would result in an additional expense in the period that this determination is made. While credit losses have historically been within our range of expectations and our reserves, we cannot guarantee that we will continue to experience the same level of losses that we have in the past.

•	Goodwill and Other Intangible Assets. We follow the guidance of SFAS No. 142. “Goodwill and Other Intangible Assets” which requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead goodwill is subject to an annual assessment for impairment by applying a fair value approach. In assessing the recoverability of goodwill and other intangibles, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets.

•	Stock-based Compensation. On January 1, 2006, we adopted SFAS No. 123R using the modified prospective method for the transition. Under the modified prospective method, stock compensation expense will be recognized for any option grant or stock award granted on or after January 1, 2006, as well as the unvested portion of stock options granted prior to January 1, 2006, based upon the award’s fair value. For fiscal 2005 and earlier periods, we have accounted for stock options using the intrinsic value method under which stock compensation expense is not recognized because we granted stock options with exercise prices equal to the fair market value of the shares at the date of grant.

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

Results of Operations

Comparison of Six months Ended June 30, 2005 and 2006

Trading revenues and cost of trading revenues

Trading revenues decreased 4.9% from $245.3 million for the six months ended June 30, 2005 to $233.4 million for the six months ended June 30, 2006. The decrease in trading revenues was principally due to a lower average trade rate per minute. Specifically the factors affecting trading revenues included:

•	A total of approximately 6.0 billion minutes were bought and sold on Arbinet’s exchange in both the six months ended June 30, 2006 and June 30, 2005. Completed calls in the six months ended June 30, 2006 were 679.6 million, a decrease of 4.8% from 713.8 million completed calls for the six months ended June 30, 2005. The average call duration on our exchange for the six months ended June 30, 2006 was 4.4 minutes per call compared to 4.2 minutes per call for the six months ended June 30, 2005. The higher average call duration was primarily a result of a change in the mix of geographic markets traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

•	The number of members trading on our exchange increased from 385 on June 30, 2005 to 446 on June 30, 2006.

•	The average trade rate, which represents the average price per minute of completed calls on the exchange, for the six months ended June 30, 2006 was $0.078 per minute compared to $0.083 per minute in the six months ended June 30, 2005. The lower average trade rate per minute was driven by the mix of markets and routes that were traded on the exchange in the respective periods and overall per minute price decline in the international voice business. The volatility in average trade rate is expected to continue in the future.

As a result of decreases in trading revenues, cost of trading revenues decreased 4.7% from $245.0 million for the six months ended June 30, 2005 to $233.3 million for the six months ended June 30, 2006.

Fee revenues

Fee revenues decreased 3.2% from $24.0 million for the six months ended June 30, 2005 to $23.2 million for the six months ended June 30, 2006. Fee revenues decreased primarily as a result of decreases in average fee per minute. Average fee revenue per minute was $0.0039 in the six months ended June 30, 2006 compared to $0.0040 in the six months ended June 30, 2005. Average fee revenue per minute declined as the average trade rate declined impacting credit risk management fees and RapidClear fees, which are charged as a percentage of trading revenues. In addition, the six months ended June 30, 2005 included certain fee revenues related to a customer contract that expired in December 2005 in the legacy Band-X portion of our data on thexchange business.

Operations and development

Operations and development costs increased 13.1% from $6.9 million for the six months ended June 30, 2005 to $7.8 million for the six months ended June 30, 2006. This increase was the result of increased interconnection costs mainly to support the Hong Kong EDP, which was introduced in the third quarter of 2005, and overall higher compensation expense, a portion of which is related to $0.1 million of stock-based compensation expense as a result of adopting SFAS 123(R) as of January 1, 2006.

Sales and marketing

Sales and marketing expenses increased 2.6% from $3.6 million for the six months ended June 30, 2005 to $3.7 million for the six months ended June 30, 2006. This increase was primarily the result of higher compensation expense, a portion of which is related to $0.1 million of stock-based compensation expense as a result of adopting SFAS 123(R) as of January 1, 2006.

General and administrative

General and administrative expenses increased 58% from $5.8 million for the six months ended June 30, 2005 to $9.2 million for the six months ended June 30, 2006. This increase was primarily the result of higher legal and related costs of $2.3 million, which includes costs related to the proxy contest in connection with the election of two Class II Directors at our 2006 Annual Meeting of Stockholders. Expenses incurred by the Company in the six months ended June 30, 2006 related to this proxy contest were approximately $1.4 million. Also contributing to this increase were higher compensation expense of $0.5 million, which includes an increase of $0.2 million for stock-based compensation expense for restricted stock awards granted during late 2005 and in 2006 and an increase of $0.1 million as a result of adopting SFAS 123(R) as of January 1, 2006; higher accounting fees of $0.4 million; and higher insurance expense of $0.1 million.

Depreciation and amortization

Depreciation and amortization decreased 28% from $4.9 million for the six months ended June 30, 2005 to $3.5 million for the six months ended June 30, 2006. This resulted from certain fixed assets that became fully depreciated over the course of 2005 and 2006.

Reimbursement for/gains from litigation settlements

In May 2005, the Company received $1.45 million from one of its insurers as reimbursement of certain legal expenses and settlement costs related to a previous legal matter. During June 2006, we settled certain litigation for $93,000 less than the amount previously accrued.

Interest and other income/expense

Interest income increased from $0.7 million for the six months ended June 30, 2005 to $1.4 million for the six months ended June 30, 2006. This increase was primarily due to increased rates of return and larger balances of invested cash, cash equivalents and marketable securities in the 2006 period versus the 2005 period. Other income (expense), net includes net gains (losses) resulting from foreign currency transactions of approximately $(0.3) million for the six months ended June 30, 2005 and $0.4 million for the six months ended June 30, 2006. The gain from foreign currency transactions in the six months ended June 30, 2006 is primarily due to the weakening of the U.S. dollar versus the British pound from December 31, 2005 to June 30, 2006 and its effect on a U.S. dollar-denominated liability on the books of the Company’s U.K. subsidiary.

Provision for income taxes/income tax benefit

The Company recorded an income tax provision of $491,300 for the six months ended June 30, 2005 and an income tax benefit of $1,882 for the six months ended June 30, 2006. The effective tax rate used to calculate the provision was approximately 11.9% and (1)% for the six months ended June 30, 2005 and 2006, respectively. For 2006, the difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s NOL carryforwards and the impact of state taxes.

Discontinued operations

Management reevaluated the liability related to a discontinued operation from 1999 and determined that approximately $225,000 was needed at June 30, 2006, which is recorded in other long-term liabilities. Accordingly, $121,388, net of income tax of $4,477, was recognized as income from discontinued operations in the three months ended June 30, 2006.

Comparison of Three Months Ended June 30, 2005 and 2006

Trading revenues and cost of trading revenues

Trading revenues decreased 4% from $120.9 million for the three months ended June 30, 2005 to $115.8 million for the three months ended June 30, 2006. The decrease in trading revenues was principally due to a lower average trade rate per minute. Specifically the factors affecting trading revenues included:

•

A total of approximately 3.0 billion minutes were bought and sold on our exchange in the three months ended June 30, 2006 up 3% from the 2.9 billion minutes for the three months ended June 30, 2005. This increase was due to a higher average call duration which was partially offset by a decrease in the number of completed calls, from 372.3 million completed calls for the three months ended June 30, 2005 to 333.5 million completed calls for the three months ended June 30, 2006. The average call duration on our exchange for the three months ended June 30, 2006 was 4.5 minutes per call compared to 3.9 minutes per call for the three months ended June 30, 2005. The higher average call duration was primarily a result of a change in the mix of geographic markets traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

•	The number of members trading on our exchange increased from 385 on June 30, 2005 to 446 on June 30, 2006.

•	The average trade rate for the three months ended June 30, 2006 was $0.078 per minute compared to $0.083 per minute in the three months ended June 30, 2005. The lower average trade rate per minute was driven by the mix of markets and routes that were traded on the exchange in the respective periods and overall per minute price decline in the international voice business. The volatility in average trade rate is expected to continue in the future.

As a result of a decrease in trading revenues, cost of trading revenues decreased 4.1% from $120.7 million for the three months ended June 30, 2005 to $115.8 million for the three months ended June 30, 2006.

Fee revenues

Fee revenues decreased slightly by 1.6% from $11.6 million for the three months ended June 30, 2005 to $11.5 million for the three months ended June 30, 2006. Average fee revenue per minute was $0.0038 in the three months ended June 30, 2006 compared to $0.0040 in the three months ended June 30, 2005. Average fee revenue per minute declined as the average trade rate declined impacting credit risk management fees and RapidClear fees, which are charged as a percentage of trading revenues.

Operations and development

Operations and development costs increased 21% from $3.3 million to $4.0 million for the three months ended June 30, 2005 and June 30, 2006, respectively. This increase was the result of increased interconnection costs mainly to support the Hong Kong EDP, which was introduced in the third quarter of 2005, and overall higher compensation expense.

Sales and marketing

Sales and marketing expenses were approximately $1.9 million for both the three months ended June 30, 2005 and June 30, 2006.

General and administrative

General and administrative expenses increased 88% from $3.0 million for the three months ended June 30, 2005 to $5.6 million for the three months ended June 30, 2006, respectively. This increase was primarily the result of higher legal and related costs of $2.2 million, which includes costs related to the proxy contest in connection with the election of two Class II Directors at our 2006 Annual Meeting of Stockholders. Expenses incurred by the Company in the three months ended June 30, 2006 related to this proxy contest were approximately $1.3 million. Also contributing to this increase were higher compensation expense of $0.2 million; higher accounting fees of $0.2 million; and higher insurance expense of $0.1 million.

Depreciation and amortization

Depreciation and amortization decreased 28% from $2.3 million to $1.7 million for the three months ended June 30, 2005 and June 30, 2006, respectively. This resulted from certain fixed assets that became fully depreciated over the course of 2005 and 2006.

Reimbursement for/gains from litigation settlements

In May 2005, the Company received $1.45 million from one of its insurers as reimbursement of certain legal expenses and settlement costs related to a previous legal matter. During June 2006, we settled certain litigation for $93,000 less than the amount previously accrued.

Interest and other income/expense

Interest income increased from $0.4 million for the three months ended June 30, 2005 to $0.8 million for the three months ended June 30, 2006. This increase was primarily due to increased rates of return and larger balances of invested cash, cash equivalents and marketable securities in the 2006 period versus the 2005 period. Other income (expense), net includes net gains resulting from foreign currency transactions of approximately $0.4 million for the three months ended June 30, 2006. The gain from foreign currency transactions in the three months ended June 30, 2006 is primarily due to the weakening of the U.S. dollar versus the British pound from December 31, 2005 to June 30, 2006 and its effect on a U.S. dollar-denominated liability on the books of the Company’s U.K. subsidiary.

Provision for income taxes/income tax benefit

The Company recorded an income tax provision of approximately $400,000 for the three months ended June 30, 2005 and an income tax benefit of $13,965 for the three months ended June 30, 2006 based upon the Company’s estimated effective annual tax rate of (1)%. For 2006, the difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s NOL carryforwards and the impact of state taxes.

Discontinued operations

Management reevaluated the liability related to a discontinued operation from 1999 and determined that approximately $225,000 was needed at June 30, 2006, which is recorded in other long-term liabilities. Accordingly, $121,388, net of income tax of $4,477, was recognized as income from discontinued operations in the three months ended June 30, 2006.

Liquidity and Capital Resources

Since the Company’s incorporation in 1996, our primary source of liquidity had been cash received through the sale and issuance of equity and debt securities. We received equity investments between April 1999 and May 2003 in an aggregate amount of approximately $125.0 million. Our principal liquidity requirements have been for working capital, capital expenditures and general corporate purposes. On December 21, 2004, we completed our initial public offering and raised net proceeds of approximately $66.6 million.

During the six months ended June 30, 2006, we made approximately $2.1 million of capital expenditures related primarily to the purchase of telecommunications switching equipment and amounts paid for software development which was capitalized. At June 30, 2006 we had cash and cash equivalents of $39.6 million and marketable securities of $27.7 million. We also are party to a $25.0 million lending facility with Silicon Valley Bank, (“SVB”), under which we can borrow against our accounts receivable and general corporate assets. As of June 30, 2006, we had the full $25.0 million available to us, as no amounts were outstanding under this facility. Our current credit facility with SVB expires on May 25, 2007. We believe that our current cash balances and cash flows from operating activities, should be sufficient for us to fund our current operations for the foreseeable future. To the extent we require additional capital to fund our working capital or capital expenditures, we intend to seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all.

The following table sets forth components of our cash flows for the following periods:

	Six Months Ended June 30,
	2005	2006
Net cash provided by operating activities	$8,814,908	$5,806,262
Net cash used in investing activities	(23,318,719)	(6,582,788)
Net cash used in financing activities	(1,941,233)	(357,421)

Cash provided by operating activities

Cash provided by operations for the six months ended June 30, 2006 was primarily attributable to net income of $0.6 million, depreciation and amortization of $3.5 million, and cash provided by the change in operating net assets of $1.6 million. Cash provided by operating activities for the six months ended June 30, 2005 was primarily attributable to net income of $3.6 million and depreciation and amortization of $4.9 million.

Cash used in investing activities

Total capital expenditures for the six months ended June 30, 2006 were $2.1 million related primarily to the purchase of telecommunications switching equipment and amounts paid for software development which were capitalized. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the six months ended June 30, 2006 were $27.2 million and $22.7 million, respectively. Total capital expenditures for the six months ended June 30, 2005 were $3.7 million related primarily to the purchase of computer equipment and telecommunications switching equipment. Total purchases of marketable securities for the six months ended June 30, 2005 were $19.6 million.

Cash used in financing activities

Cash used in financing activities for the six months ended June 30, 2006 was primarily attributable to the repayment of approximately $0.5 million in debt. Cash used in financing activities for the six months ended June 30, 2005 was primarily attributable to the repayment of approximately $2.1 million in debt.

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

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on our exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on our exchange. As part of managing the credit risk associated with buyers on our exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

•	Netting. We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the six months ended June 30, 2006, 40% of our trading revenues were offset by selling activity.

•	Credit risk assessment and underwriting. GMAC Commercial Finance LLC (“GMAC”) and SVB each provide us with credit risk assessment and credit underwriting services. Under the terms of our agreements, GMAC and SVB assume the credit risk of selected members so that they may purchase voice calls or Internet capacity on our exchange.

•	Self underwriting. Members can self-finance a credit line with us by prepaying, posting a cash deposit or letter of credit or by placing money in escrow.

•	CreditWatch system. We enter a credit line for each member into our CreditWatch system, which is comprised of the sum of the GMAC credit line, SVB credit line, selling activity, other cash collateral and internal credit. The CreditWatch system regularly monitors a member’s net trading balance and sends email alerts to each member who surpasses 50%, 75% and 90% of its available credit limit and is able to automatically suspend a member’s ability to buy as its net balance reaches its total credit line.

•	Frequent settlement. We have two trading periods per month. Payments from buyers are due fifteen days after the end of each trading period. This frequent settlement reduces the amount outstanding from our buyers. The frequent clearing of trading balances, together with the ability to net buy and sell transactions, allows our members to trade large dollar volumes while minimizing the outstanding balance that needs to be underwritten by additional sources of credit.

We occasionally issue internal credit lines to our members based on our review of a member’s financial statements and payment history with us. Typically, these internal credit lines are in excess of the credit lines issued by our third party underwriters. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. For the six months ended June 30, 2006, approximately 91% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which 44% were covered by our third party underwriters. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the future, we may elect to increase the amount of our credit we extend to our customers we deem creditworthy in order to reduce our credit underwriting costs. If buyers fail to pay us for any reason and we have not been able or have elected not to secure credit risk protection with respect to these buyers, our business could be adversely affected. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues that could materially affect our results of operations.

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

Foreign currency exposure

The financial position and results of operations of our U.K. subsidiary are measured using the British pound as the functional currency. The foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. The percentage of fee revenues denominated in British pounds was approximately 15% for the year ended December 31, 2005 and 13% for the six months ended June 30, 2006.

Interest rate exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at December 31, 2005 or June 30, 2006. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and at June 30, 2006 our portfolio maturity was relatively short in duration. Assuming an average investment level in short-term interest bearing securities of $40.0 million, a one-percentage point decrease in the applicable interest rate would result in a $400,000 decrease in interest income.

Under the terms of our credit agreement with SVB, our borrowings bear interest at the prime rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10,000 assuming $1.0 million of borrowings. At December 31, 2005 and June 30, 2006, we had no outstanding borrowings under this agreement.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of June 30, 2006. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and principal financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The litigation process is inherently uncertain, and we cannot guarantee that the outcomes of the following proceedings and lawsuits will be favorable for us or that they will not be material to our business, results of operations or financial position. However, the Company does not currently believe that these matters will have a material adverse effect on our business, results of operations or financial position.

World Access Proceeding

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group, (collectively “the Debtors”), filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855,000. The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors confirmed a Plan of Liquidation which created a trust to proceed with liquidating avoidance actions. The Trustee has been substituted as the Plaintiff in all avoidance actions. At a scheduling conference held on October 12, 2005, the Court set discovery cut-off dates which have been continued for cases where the Trustee seeks to recover in excess of $100,000, at the request of the Trustee. The current discovery schedule requires the completion of non-expert discovery by January 29, 2007, designates May 1, 2007 as the deadline for parties to file dispositive motions and, sets May 29, 2007 as the date by which the parties must file a joint pre-trial statement. The next status hearing for all adversary cases (approximately 50) where the amount of the recovery sought by the Trustee exceeds $100,000 is scheduled for December 5, 2006. The foregoing dates are uniform for all adversary cases (approximately 50) where the amount of the recovery sought by the Trustee exceeds $100,000 and may be further amended by the agreement of the parties. Based on the revised discovery plan and a statement from the Court at the scheduling conference, it does not appear that the Court will be ready to try any of the adversary proceedings before September, 2007.

Octane Proceeding

On May 27, 2003, we received a demand letter from counsel for Octane Capital Management and its affiliate, Octane Capital Fund I, L.P., (collectively “Octane”), demanding the right to purchase up to $2.8 million of our shares of Series E preferred stock on the same terms as originally set forth in a Securities Purchase Agreement dated as of July 3, 2001. Additionally, the letter demanded the right to convert Octane’s investment in shares of our Series D preferred stock into shares of Series D-1 preferred stock pursuant to the terms of such purchase agreement. The Octane demand letter also alleged violations of Octane’s rights under a Second Amended and Restated Investors’ Rights Agreement dated as of March 7, 2000, (the “Investors’ Rights Agreement”), including, among other allegations, the allegation that Octane did not receive proper advance notice of the complete terms of our Series E preferred stock offering. Arbinet denies all of the allegations. On May 28, 2003, we sent notice to all stockholders, including Octane, indicating our plan to defend against these claims.

On September 1, 2004, after no contact with us for over a year, Octane contacted our representatives to renew its demand against us. We responded to Octane’s demand, denying all allegations of wrongdoing.

On December 10, 2004, we received a complaint filed that day by Octane and Amerindo Technology Growth Fund II Inc., (“ATGF”), another investor of the Company, in the United States District Court for the Southern District of New York, entitled Octane Capital Fund, L.L.P. et al. v. Arbinet-thexchange, Inc., Civil Action No. 04-CV-9759 (KMW). Octane and ATGF filed an amended complaint with the court on December 13, 2004, amending and replacing the December 10, 2004 complaint. The amended complaint alleged, among other things, that we breached terms of the Investors’ Rights Agreement by failing to give Octane and ATGF proper advance notice of the complete terms of our Series E preferred stock offering. The amended complaint sought money damages for both Octane and ATGF for the alleged breach of contract. On February 11, 2005, we filed our answer to the amended complaint, denying all liability, and filed counterclaims against Octane and ATGF for, among other claims, breach of the Investors’ Rights Agreement in connection with their conduct seeking additional shares of stock and other relief.

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

On May 9, 2005, the plaintiffs filed an unopposed motion to dismiss this case in federal court without prejudice for lack of subject matter jurisdiction. The court granted the plaintiffs’ motion on the same day. On November 4, 2005, Octane renewed the lawsuit by filing a substantially similar complaint in the Superior Court of New Jersey, Middlesex County, in an action entitled Octane Capital Fund I, L.P. v. Arbinet-thexchange, Inc., Docket No. MID-L-7990-05. Octane is the only plaintiff in the case. The parties have agreed to mediate the dispute. We intend to defend vigorously against the claims.

Schwartz Proceeding

On December 13, 2004, we received a letter from legal counsel to Zarick Schwartz and his company, ATOS, with respect to his alleged intellectual property rights relating to telecommunications operating system technology. Among other matters, Mr. Schwartz and ATOS claimed that Mr. Schwartz is the sole inventor of technology that was subsequently claimed by Arbinet as the subject matter of certain of our patents. Arbinet denies all of the allegations. On December 14, 2004, we reached an agreement with Mr. Schwartz and ATOS to submit this dispute to binding arbitration. In the 2004 agreement, Mr. Schwartz released all other claims against Arbinet, other than the inventorship claims to be arbitrated in the binding arbitration.

On March 15, 2005, Mr. Schwartz filed a Demand for Arbitration with the American Arbitration Association (“AAA”). On January 16, 2006, Mr. Schwartz filed a More Definite Statement of Claims, in which he narrowed his claims of inventorship and infringement to a single patent, U.S. Patent No. 6,088,436 (the “436 patent”). On January 23, 2006, Arbinet filed a More Definite Statement of Defenses and Counterclaims in which it denied that Mr. Schwartz was the inventor of the 436 patent, denied that it infringed the 436 patent when Mr. Schwartz sent his demand letter, and asserted its counterclaims against Mr. Schwartz. On June 28, 2006, we entered into a Settlement Agreement and Mutual Release with Mr. Schwartz pursuant to which, among other terms (i) the parties agreed that the inventorship of the patents Mr. Schwartz challenged was correct as filed, (ii) Mr. Schwartz released all remaining claims against us, and (iii) we released Mr. Schwartz from our counterclaims, both parties dismissing their claims in the arbitration.

Mashinsky Series E Proceeding

On May 13, 2005, we received a letter from counsel representing Alex Mashinsky, our founder, former officer and a current director, together with a draft complaint and a draft press release, threatening to commence litigation in the Southern District of New York against us, as well as against Communications Ventures III, L.P., one of our stockholders, our Chairman Anthony L. Craig, former director Roland A. Van der Meer, and our President, Chief Executive Officer and director J. Curt Hockemeier, if we do not agree to an “amicable settlement” with him. Mr. Mashinsky alleges breach of fiduciary duty, self-dealing, fraud, and breach of contract in connection with our Series E preferred stock financing consummated in 2001, asserting over $90 million in damages. According to his correspondence he “is prepared to discuss settlement of this matter at an amount representing a significant discount.” We believe that his allegations are without merit. In a loan settlement agreement dated July 9, 2004, Mr. Mashinsky acknowledged and agreed that, in June 2001, he had consented to the Series E preferred stock financing. By letter dated May 31, 2005, the Company and other potential defendants responded to Mr. Mashinsky’s letter, denying any liability and describing potential counterclaims that would be asserted against Mr. Mashinsky should he pursue his claims. If Mr. Mashinsky commences litigation against us, we intend to vigorously defend against his claims.

Securities Class Action Proceedings

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

On February 17, 2006, the Consolidated and Amended Complaint (“Amended Complaint”) was filed with the court. The Amended Complaint continues to allege violations of the registration and anti-fraud provisions of the federal securities laws due to alleged statements in and omissions from Arbinet’s initial public offering registration statement. The Amended Complaint seeks, among other things, unspecified damages and costs associated with the litigation. On April 28, 2006, we filed a motion to dismiss the Amended Complaint, based on the argument that there are no false or misleading statements and no material omissions in the IPO registration statement. On June 30, 2006, the Lead Plaintiff filed her opposition to our motion to dismiss. Arbinet’s reply brief is currently due on September 13, 2006. We continue to believe the claims against us are without merit and intend to defend the litigation vigorously.

World-Link Proceeding

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

On February 8, 2006, the parties attended an initial conference with the Magistrate Judge assigned to the case for the purposes of setting a schedule for the case. The magistrate judge set November 8, 2006 for the next status conference. No case schedule has been issued yet. Discovery has begun in the case. The parties negotiated and the court entered a Protective Order to govern the treatment of the confidential and proprietary information of the parties during the case. On March 30, 2006, we served a set of discovery requests on counsel for World-Link. Shortly thereafter, World-Link served discovery requests on our counsel. World-Link responded to our discovery requests and produced documents to us on June 1, 2006. We responded to World-Link’s discovery requests on June 8, 2006 and are in the process of producing documents to World-Link.

CHVP Proceeding

On April 6, 2006, CHVP Founders Fund I, L.P., (“CHVP”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York. CHVP seeks damages of over $1.87 million related to the transfer, by our founder and current director, Alex Mashinsky, of three million shares of our common stock to

CHVP. CHVP had previously been sued by Mr. Mashinsky regarding the same transfer of shares. CHVP claims that we interfered with its ability to sell the shares during a 90-day period from December 2004 to March 2005, and alleges claims for violation of the Uniform Commercial Code, conversion, and breach of contract. On May 22, 2006, we filed our Answer and Counterclaim denying liability, and asserting counterclaims against CHVP for a declaratory judgment that the transfer of Mr. Mashinsky’s shares to CHVP is void or voidable, that Arbinet did not improperly interfere with CHVP’s sale of Arbinet stock during the lock up period, and that Mr. Mashinsky’s shares were subject to a particular market stand-off restriction pursuant to operative agreements. In addition, we filed a Third Party Complaint against Mr. Mashinsky requesting the same declaratory judgment described above, and asserted claims for breach of contract, breach of implied covenant of good faith and fair dealing, negligence, indemnification, and common law contribution in connection with Mr. Mashinsky’s transfer of Arbinet shares to CHVP. On June 12, 2006, CHVP filed its reply to our counterclaims, denying all liability, and on August 1, 2006, CHVP filed a motion for summary judgment on its claims.

Mashinsky/Marmon Disclosure Proceeding

On April 11, 2006, we learned that our founder and current director Alex Mashinsky and Robert Marmon had obtained and disclosed our confidential strategic planning information to third parties in connection with the proxy contest they commenced seeking to elect themselves to our Board of Directors at our 2006 Annual Meeting of Stockholders. On April 13, 2006, we sent a cease and desist letter to Messrs. Mashinsky and Marmon demanding that they stop misappropriating our confidential information, return all copies to us, provide us with a list of all parties to whom they disclosed our confidential information, and issue corrective statements to those parties to whom they have disclosed confidential information. Messrs. Mashinsky and Marmon did not substantively respond to our letter, and did not agree to stop misappropriating and using our confidential information. On April 26, 2006, we filed a lawsuit and a motion for a preliminary injunction against them in the United States District Court for the District of New Jersey. Among other things, we allege that Messrs. Mashinsky and Marmon have disclosed our highly confidential information and breached contractual and fiduciary duties to the Company by misappropriating our confidential and proprietary information to use it for their own purposes, and we seek injunctive relief to protect our confidential information. On May 17, 2006, Messrs. Marmon and Mashinsky filed an opposition to our motions for preliminary injunction and expedited scheduling, and returned to us one copy of the Arbinet document they had in their possession. On May 19, 2006, we filed a reply to the opposition of Messrs. Marmon and Mashinsky, and moved that the confidential document returned to us be filed under seal with the court for its review. Messrs. Marmon and Mashinsky opposed our motion to file the confidential document under seal on May 26, 2006, and we filed our reply the following day.

Item 1A	Risk Factors

Other than as set forth below, there have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

We have incurred a cumulative loss since inception and if we do not maintain or generate significant revenues, we may not remain profitable.

We have incurred significant losses since our inception in November 1996. At June 30, 2006, our accumulated deficit was approximately $87.7 million. Although we achieved net income of $10.8 million for the year ended December 31, 2005 and net income of $0.6 million for the six months ended June 30, 2006, we expect to incur significant future expenses, particularly with respect to the development of new products and services, deployment of additional infrastructure and expansion in strategic global markets. To remain profitable, we must continue to increase the usage of our exchange by our members and attract new members in order to improve the liquidity of our exchange. We must also deliver superior service to our members, mitigate the credit risks of our business and develop and commercialize new products and services. We may not succeed in these activities and may never generate revenues that are significant or large enough to sustain profitability on a quarterly or annual basis. A large portion of our fee revenues is derived from fees that we charge our members on a per-minute and per-megabyte basis. Therefore, a general market decline in the price for voice calls and Internet capacity may adversely affect the fees we charge our members in order to keep or increase the volume of member business and could materially impact our future revenues and profits. Our failure to remain profitable would depress the market price of our common stock and could impair our ability to expand our business, diversify our product and service offerings or continue our operations.

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

Our current credit facility with SVB expires on May 25, 2007. We may default under this facility or may not be able to renew this credit facility upon expiration or on acceptable terms. In addition, we may seek additional funding in the future and intend to do so through public or private equity and debt financings. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product or service candidates or products or services which we would otherwise pursue on our own. Additional funds may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may not be able to execute our business plan. As a result, our business, results of operations and financial condition could be adversely affected and we may be required to significantly curtail or cease our operations.

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

We may face a new set of competitors as we launch new products and services. Our PrivateExchange and AssuredAxcess solutions may compete with communications services providers’ legacy processes, with communications service providers themselves and potentially other companies that provide software and services to communications services providers. Our VoIP Peering Solutions may compete with other companies trying to create solutions that help communications service providers and corporations that manage traffic across traditional and VoIP networks.

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

We expect to continue the expansion of our international operations, which will subject us to additional risks and uncertainties. Although we have established EDPs in New York City, Los Angeles, London, Frankfurt, Miami and Hong Kong, we intend to expand our presence in the markets of Asia and Latin America. Foreign operations are subject to a variety of additional risks that could have an adverse effect on our business, including:

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

We may not be able to effectively manage the risk on the price of the minute in our AssuredAxcess service

With our AssuredAxcess service, we may offer our customers a fixed rate for specific markets for a set duration. We may assume the risk on the price of the minute and we may not be able to secure the prices from sellers to ensure we do not lose money on the minutes purchased by the buyers through the AssuredAxcess service. We could incur significant losses related to having a higher cost of minutes sold in relation to the price offered to the buyer of this service.

Our pricing in our current exchange and new products and services may not be sustainable and may decline over time.

As prices for international long-distance minutes continue to decline, we may need to charge our members less for utilization of our services. We may also need to reduce our prices to drive incremental minutes on our exchange. As we have a predominantly fixed-price operating cost structure, we believe we should implement pricing programs that maximize the volume and aggregate fee revenues to our exchange. In 2006, the Company announced a plan to increase membership and liquidity on the exchange by creating a new class of membership offering a modified fee structure to target specialty operators. We continue to explore additional volume discounting programs and alternative pricing programs to drive overall fee revenues. We expect our fee revenue per minute to decline in the coming quarters as we explore these pricing initiatives. We cannot be certain that our pricing programs will drive significant enough increases in volume to offset the price reduction and, therefore, our aggregate fee revenues could decline due to these pricing programs.

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

After deducting expenses of the offering, we received net offering proceeds of approximately $66.6 million. We used approximately $15.2 million of our net proceeds to redeem the outstanding shares of our Series B and Series B-1 preferred stock and approximately $10.0 million to repay principal and interest outstanding under our credit facility with SVB. Approximately $40.0 million of the net proceeds of the offering have been invested in investment-grade marketable securities within the guidelines defined in our investment policy. Such funds remain invested in such securities as of June 30, 2006. The remaining proceeds have been used for working capital purposes. We regularly assess the specific uses and allocations for the remaining funds.

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2006 Annual Meeting of Stockholders was held on June 15, 2006.

There were present at our Annual Meeting in person or by proxy stockholders holding an aggregate of 19,939,775 shares of our common stock out of a total number of 25,854,938 shares of common stock issued and outstanding and entitled to vote at the meeting.

The only matter that was voted on at our Annual Meeting was the election of two Class II Directors to serve until the 2009 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

The following persons were elected as Class II Directors at our Annual Meeting:

	Number of Shares of Common Stock
Nominee	Votes For	Votes Withheld
Michael J. Donahue	11,451,919	57,859
Alex Mashinsky	11,839,351	60,388

The following persons are the Class I and Class III directors whose terms of office continued after the Annual Meeting: Robert C. Atkinson, Roger H. Moore (each Class I, with terms expiring in 2008) and J. Curt Hockemeier, Anthony L. Craig and Michael J. Ruane (each Class III, with terms expiring in 2007).

The other nominees for election as Class II directors at the Annual Meeting, who were not elected, were as follows:

Nominee	Number of Shares of Common Stock
	Votes For	Votes Withheld
Leo J. Pound	7,979,177	60,859
Robert A. Marmon	8,369,609	60,388

Item 5.	Other Information.

(a) Arbinet entered into the Fourth Amendment to Accounts Receivable Financing Agreement with SVB on June 7, 2006, effective on May 26, 2006 (the “Amendment”), which, among other things, extended the maturity date of Arbinet’s credit facility with SVB from May 26, 2006 to May 25, 2007. A copy of the Amendment is attached hereto as Exhibit 10.1 and incorporated by reference herein in its entirety.

Arbinet entered into a letter agreement with Peter F. Pastorelle, our Chief Accounting Officer, on June 13, 2006. Mr. Pastorelle currently receives an annual base salary of $160,000. Mr. Pastorelle’s letter agreement also provides that Mr. Pastorelle is eligible to receive bonuses, based upon the achievement of certain individualized performance goals. Mr. Pastorelle is currently eligible for a 25% target bonus, based upon the achievement of assigned performance goals and subject to the approval of our Board of Directors.

Under Mr. Pastorelle’s letter agreement, either Arbinet or Mr. Pastorelle may terminate his employment at any time for any reason or no reason by providing 60 days written notice to the other party. If Mr. Pastorelle’s employment is terminated by Arbinet without cause, we are required to:

•	pay him severance in an amount equal to six months’ base salary at the rate in effect on the date of termination;

•	reimburse him for certain COBRA payments for a period of six months following the date of termination;

•	pay him an amount equal to employer contributions to our retirement plan for six months following the date of termination, assuming he contributed the maximum amount to such plan; and

•	pay him his accrued and unpaid salary and vacation time as of the date of termination.

Mr. Pastorelle’s letter agreement also contains confidentiality, noncompetition and nonsolicitation provisions. The noncompetition and nonsolicitation provisions of Mr. Pastorelle’s letter agreement prevent Mr. Pastorelle from competing with us for a period of six months following the termination of his employment or soliciting our customers, suppliers or employees for a period of six months following the termination of his employment.

A copy of the Employment Agreement is attached hereto as Exhibit 10.2 and incorporated by reference herein in its entirety.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
10.1	Fourth Amendment to Accounts Receivable Financing Agreement, by and between Silicon Valley Bank and Arbinet-thexchange, Inc., dated as of June 7, 2006.

10.2	Employment Agreement by and between Peter F. Pastorelle and Arbinet-thexchange, Inc., dated as of June 13, 2006

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBINET-THEXCHANGE, INC.

Date: August 9, 2006	/s/ J. Curt Hockemeier
J. Curt Hockemeier President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2006	/s/ Peter F. Pastorelle
Peter F. Pastorelle Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Fourth Amendment to Accounts Receivable Financing Agreement, by and between Silicon Valley Bank and Arbinet-thexchange, Inc., dated as of June 7, 2006.

10.2	Employment Agreement by and between Peter F. Pastorelle and Arbinet-thexchange, Inc., dated as of June 13, 2006

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Financial Officer).