Form 10-K/A
period 2005-12-31
ARBINET THEXCHANGE INC
filed 2006-11-09
CIK 1136655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates computed by reference to the last reprinted sale price on June 30, 2006 was $137,721,494. As of March 1, 2006, there were outstanding 25,381,661 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Arbinet-thexchange, Inc. definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year are incorporated by reference into Part III of this Form 10-K and certain documents are incorporated by reference into Part IV.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed with the Securities and Exchange Commission (“SEC”) on March 14, 2006 (the “Original Filing”), to restate our consolidated financial statements as of December 31, 2004 and 2005 and for the years ended December 31, 2004 and 2005. This Form 10-K/A also includes the restatement of selected financial data as of and for the years ended December 31, 2005 and 2004, which is included in Item 6. Please refer to Note 2 of our consolidated financial statements for additional information relating to the restatement of our consolidated financial statements.

In August 2006 the Audit Committee of our Board of Directors became aware that there may have been certain clerical errors related to certain stock option agreements. The Audit Committee, with the assistance of outside legal counsel and outside accounting consultants, conducted a review of our stock option grants and stock option practices, including a review of the stock option grants to our officers, directors and employees from 1996 to June 30, 2006 under the various stock option plans in effect during this period. On October 2, 2006, we announced that we identified errors related to certain stock option agreements arising out of a misinterpretation of the expiration terms of those agreements (collectively, the “Stock Option Agreements”). Specifically, the Stock Option Agreements had a five-year term but were treated as having a nine-year term. In addition, we identified clerical errors resulting in the exercise of stock options in excess of the original grant amount, which occurred in the first half of 2005. These stock options were granted prior to the Company’s initial public offering in 2004.

Based on this review, we have concluded that the Company’s consolidated financial statements for the years ended December 31, 2004 and 2005, and the quarterly periods ended June 30, 2004, September 30, 2004, March 31, 2005 and June 30, 2005, should be restated to adjust previously recognized amounts of non-cash stock based compensation.

The restatement of our previously issued financial statements reflects the following:

•	The recognition of compensation expense related to a misinterpretation of expiration terms of the Stock Option Agreements of:

•	$137,553 in the quarterly period ended June 30, 2004;

•	$38,732 in the quarterly period ended September 30, 2004; and

•	$1,026,950 in the quarterly period ended March 31, 2005.

•	The recognition of compensation expense related to clerical errors resulting in the exercise of options in excess of the original amount of:

•	$22,820 in the quarterly period ended March 31, 2005; and

•	$27,113 in the quarterly period ended June 30, 2005.

We have not amended and we do not intend to amend any of our previously filed annual reports on Form 10-K for the periods affected by the restatement or adjustments. As we have previously announced, the consolidated financial statements in such previously filed reports should no longer be relied upon. Further, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A, except as required to reflect the effects of the items discussed above. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by these restatements is unchanged and reflects the disclosures made at the time of the Original Filing on March 14, 2006. Accordingly, this Form 10-K/A should be read in conjunction with our filings that we have made with the Securities and Exchange Commission (“SEC”) subsequent to the filling of the Original Filing, which include our Form 10-Q for the quarterly period ended March 31, 2006, our Form 10-Q for the quarterly period ended June 30, 2006, and our Current Reports on Form 8-K.

We have only amended disclosures presented in the Original Filing as required to reflect the matters described above and accordingly, have amended only the following items:

•	Part I—Item 1A—Risk Factors (Solely to amend and restate our accumulated deficit and net income, each as of December 31, 2005, which appears in the risk factor entitled “We have incurred a cumulative loss since inception and if we do not maintain or generate significant revenues, we may not remain profitable.”)

•	Part II—Item 6—Selected Financial Data

•	Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation

•	Part II—Item 8—Financial Statements and Supplementary Data

•	Part II—Item 9A—Controls and Procedures

•	Part IV—Item 15—Exhibits and Financial Statement Schedules

The other items of the Original Filing have not been amended and, accordingly, have not been repeated in this Form 10-K/A.

In addition, in accordance with applicable SEC rules, this Form 10-K/A includes updated certifications from our chief executive officer and chief financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I

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

We have incurred significant losses since our inception in November 1996. At December 31, 2005, our accumulated deficit was approximately $89.6 million. Although we achieved net income of $9.7 million for the year ended December 31, 2005, we expect to incur significant future expenses, particularly with respect to the development of new products and services, deployment of additional infrastructure and expansion in strategic global markets. To remain profitable, we must continue to increase the usage of our exchange by our members and attract new members in order to improve the liquidity of our exchange. We must also deliver superior service to our members, mitigate the credit risks of our business and develop and commercialize new products and services. We may not succeed in these activities and may never generate revenues that are significant or large enough to sustain profitability on a quarterly or annual basis. A large portion of our fee revenues is derived from fees that we charge our members on a per-minute and per-megabyte basis. Therefore, a general market decline in the price for voice calls and Internet capacity may adversely affect the fees we charge our members in order to keep or increase the volume of member business and could materially impact our future revenues and profits. Our failure to remain profitable would depress the market price of our common stock and could impair our ability to expand our business, diversify our product and service offerings or continue our operations.

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

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial information for 2003, 2004 and 2005 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Form 10-K/A. The information presented in the following tables has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the Explanatory Note at the beginning of this Form 10-K/A and in Note 2 to the Company’s consolidated financial statements included in this Form 10-K/A.

	Year Ended December 31,
	2001	2002	2003	2004(1)	2005(1)
				(As Restated)	(As Restated)
	(in thousands, except share and per share data)
Statements of Operations Data:
Trading revenues	$96,316	$256,253	$369,990	$475,231	$481,607
Fee revenues	10,189	23,389	33,959	44,734	48,848

Total revenues	106,505	279,642	403,948	519,966	530,455
Cost of trading revenues	96,264	256,212	369,972	474,916	481,200

	10,241	23,430	33,976	45,049	49,255

Costs and expenses:
Operations and development	14,034	11,851	10,882	13,614	14,645
Sales and marketing	5,445	4,223	4,713	5,674	7,660
General and administrative	9,250	11,340	9,588	9,345	12,868
Depreciation and amortization	8,150	9,558	7,204	9,266	8,865
Restructuring costs, asset impairments and litigation settlements	5,584	19,464	—	3,675	(2,673)

Total costs and expenses	42,463	56,436	32,386	41,574	41,364

Income (loss) from operations	(32,222)	(33,006)	1,590	3,475	7,890
Interest income	937	545	342	288	1,779
Interest expense	(797)	(1,241)	(1,968)	(2,792)	(347)
Other income (expense), net	(1,751)	(581)	32	6,718	(1,242)

Income (loss) from continuing operations before income taxes	(33,833)	(34,284)	(5)	7,688	8,081
Income tax benefit	—	—	—	—	(1,298)

Net income (loss) from continuing operations	(33,833)	(34,284)	(5)	7,688	9,379
Income from discontinued operations, net of income tax	—	—	—	—	296

Net income (loss)	(33,833)	(34,284)	(5)	7,688	9,675
Preferred stock dividends and accretion	(5,053)	(7,371)	(8,005)	(6,679)	—

Net income (loss) attributable to common stockholders	$(38,886)	$(41,655)	$(8,010)	$1,010	$9,675

Net income (loss) from continuing operations per common share:
Basic	$(26.07)	$(23.28)	$(4.13)	$0.30	$0.38
Diluted	$(26.07)	$(23.28)	$(4.13)	$0.18	$0.36
Pro forma diluted				$0.35
Other Data:
EBITDA(2)	$(25,823)	$(24,030)	$8,825	$19,458	$15,514

	Year Ended December 31,
	2001	2002	2003	2004(1)	2005(1)
				(As Restated)	(As Restated)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,028	$6,343	$17,147	$53,533	$40,365
Marketable securities	—	—	—	—	23,231
Working capital	1,914	4,230	10,203	51,925	60,060
Total assets	59,893	46,710	63,528	114,867	119,679
Loans payable and capital lease obligations	4,240	13,796	17,636	3,643	1,031
Redeemable preferred stock	15,120	19,266	20,838	—	—
Redeemable convertible preferred stock	57,747	66,646	82,964	—	—
Accumulated deficit	(70,462)	(106,934)	(106,939)	(99,250)	(89,576)
Total stockholders’ equity (deficit)	(39,884)	(79,037)	(86,530)	75,238	85,770

(1)	See Note 2 of our consolidated financial statements included in this Form 10-K/A for information regarding the restatement of our consolidated financial statements for this period.
(2)	EBITDA is defined as net income before (i) depreciation and amortization, (ii) interest income and expense and (iii) income taxes. Management believes that the presentation of EBITDA included in this annual report provides useful information to investors regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business. EBITDA included in this annual report should be considered in addition to and not as a substitute for, net income as calculated in accordance with GAAP as a measure of performance.

A reconciliation of EBITDA to net income (loss) follows:

	Year Ended December 31,
	2001	2002	2003	2004	2005
				(As Restated)	(As Restated)
	(in thousands)
Income (loss) from continuing operations before income taxes	$(33,833)	$(34,284)	$(5)	$7,688	$8,081
Depreciation and amortization	8,150	9,558	7,204	9,266	8,865
Interest income	(937)	(545)	(342)	(288)	(1,779)
Interest expense	797	1,241	1,968	2,792	347

EBITDA	$(25,823)	$(24,030)	$8,825	$19,458	$15,514

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements Based on Review of Stock Option Practices

In August 2006 the Audit Committee of our Board of Directors became aware that there may have been certain clerical errors related to certain stock option agreements. The Audit Committee, with the assistance of outside legal counsel and outside accounting consultants, conducted a review of our stock option grants and stock option practices, including a review of the stock option grants to our officers, directors and employees from 1996 to June 30, 2006 under the various stock option plans in effect during this period. On October 2, 2006, we announced that we identified errors related to certain stock option agreements arising out of a misinterpretation of the expiration terms of those agreements (collectively, the “Stock Option Agreements”). Specifically, the Stock Option Agreements had a five-year term but were treated as having a nine-year term. In addition, we identified clerical errors resulting in the exercise of stock options in excess of the original grant amount, which occurred in the first half of 2005. These stock options were granted prior to the Company’s initial public offering in 2004.

The discussion and analysis set forth in this Item 7 has been amended to reflect the restatement as described in the Explanatory Note at the beginning of this Form 10-K/A and in Note 2 to our consolidated financial statements. The impact of additional stock-based compensation expense for the years ended 2005 and 2004 is to increase non-cash compensation expense on its consolidated statement of operations in the years 2004 and 2005 by approximately $200,000 and $1.1 million, respectively. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports on Form 10-K.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data for the three years ended December 31, 2005:

	Year Ended December 31,
	2003	2004	2005
		(As Restated)	(As Restated)
	(in thousands, except percentages)
Statements of Operations Data:
Trading revenues	$369,990	$475,231	$481,607
Fee revenues	33,959	44,734	48,848

Total revenues	403,948	519,966	530,455
Cost of trading revenues	369,972	474,916	481,200

	33,976	45,049	49,255
Costs and expenses:
Operations and development	10,882	13,614	14,645
Sales and marketing	4,713	5,674	7,660
General and administrative	9,588	9,345	12,868
Depreciation and amortization	7,204	9,266	8,865
Restructuring costs and litigation settlements	—	3,675	(2,673)

Total costs and expenses	32,386	41,574	41,364

Income (loss) from operations	1,590	3,475	7,890
Interest income	342	288	1,779
Interest expense	(1,968)	(2,792)	(347)
Other income (expense)	32	6,718	(1,242)

Income (loss) from continuing operations before income taxes	(5)	7,688	8,081
Income tax benefit	—	—	(1,298)

Net income (loss) from continuing operations	$(5)	$7,688	$9,379

Fee revenues	100.0%	100.0%	100.0%

Costs and expenses:
Operations and development	32.0%	30.4%	30.0%
Sales and marketing	13.9%	12.7%	15.7%
General and administrative	28.2%	20.9%	26.3%
Depreciation and amortization	21.2%	20.7%	18.1%
Restructuring costs and litigation settlements	—	8.2%	(5.5)%

Total costs and expenses	95.4%	92.9%	84.7%

Income (loss) from operations	4.7%	7.8%	16.2%
Interest income	1.0%	0.6%	3.6%
Interest expense	(5.8)%	(6.2)%	(0.7)%
Other income (expense)	0.1%	15.0%	(2.5)%

Income (loss) from continuing operations before income taxes	—	17.2%	16.5%
Income tax benefit	—	—	(2.7)%

Net income (loss) from continuing operations	—	17.2%	19.2%

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

Operations and development

Operations and development costs increased 7.6% from $13.6 million for the year ended December 31, 2004 to $14.6 million for the year ended December 31, 2005. This increase was the result of increased compensation-related expenses of $0.5 million. Most of the increase in compensation-related expenses is the result of increased headcount to support our data business.

We recorded additional non-cash stock-based compensation expenses of $0.7 million for the year ended December 31, 2005 and $0.2 million for the year ended December 31, 2004 in relation to the restatement for errors related to certain stock option agreements.

Sales and marketing

Sales and marketing expenses increased 35.0% from $5.7 million for the year ended December 31, 2004 to $7.7 million for the year ended December 31, 2005. This increase was primarily the result of increased compensation-related expenses of $1.4 million and increased business travel expense of $0.3 million.

We recorded additional non-cash stock-based compensation expenses of $0.1 million for the year ended December 31, 2005 in relation to the restatement for errors related to certain stock option agreements.

General and administrative

General and administrative expenses increased 37.7% from $9.3 million for the year ended December 31, 2004 to $12.9 million for the year ended December 31, 2005. This increase was primarily the result of higher consulting and professional fees of $1.4 million, higher compensation-related expenses of $0.8 million, higher insurance expense of $0.8 million, and higher litigation expense of $0.2 million.

We recorded additional non-cash stock-based compensation expenses of $0.3 million for the year ended December 31, 2005 in relation to the restatement for errors related to certain stock option agreements.

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

Operations and development

Operations and development costs increased 25.1% from $10.9 million for the year ended December 31, 2003 to $13.6 million for the year ended December 31, 2004. This increase was primarily the result of increased rent and related utilities of $1.2 million, increased compensation-related expense of $0.6 million and increased interconnect costs of $0.3 million which is associated with increased trading volume on our exchange. Most of the increase in compensation-related expenses is the result of increased headcount to support our data business.

We recorded additional non-cash stock-based compensation expenses of $0.2 million for the year ended December 31, 2004 in relation to the restatement for errors related to certain stock option agreements.

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

Cash provided by operating activities

Cash provided by operations for the year ended December 31, 2005 was attributable to net income of $9.7 million adjusted for depreciation and amortization of $8.9 million. Cash provided by operations for the year ended December 31, 2004 was attributable to net income of $7.7 million adjusted for depreciation and amortization of $9.3 million and non-cash interest expense of $1.6 million.

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

Item 9A.	Controls and Procedures.

Restatement

In August 2006 we became aware that there may have been errors related to the accounting for stock option activity. The Audit Committee, with the assistance of outside legal counsel and outside accounting consultants, conducted a review of our stock option grants and stock option practices, including a review of the stock option grants to our officers, directors and employees from 1996 to June 30, 2006 under the various stock option plans in effect during this period. On October 2, 2006, we announced that we identified errors related to certain stock option agreements arising out of a misinterpretation of the expiration terms of those agreements (collectively, the “Stock Option Agreements”). Specifically, the Stock Option Agreements had a five-year term but were treated as having a nine-year term. In addition, we identified clerical errors resulting in the exercise of stock options in excess of the original grant amount, which occurred in the first half of 2005. These stock options were granted prior to the Company’s initial public offering in 2004.

Based on this review, management recommended to the Audit Committee that the Company’s consolidated financial statements for the years ended December 31, 2004 and 2005, and the quarterly periods ended June 30, 2004, September 30, 2005, March 31, 2005 and June 30, 2005, should be restated to adjust previously recognized amounts of non-cash stock based compensation. The Audit Committee agreed with this recommendation and has approved our restated financial statements included in this amendment.

Prior to the adoption of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) on January 1, 2006, the Company accounted for its stock related compensation using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Per APB 25, total compensation cost is measured as the difference between the quoted market price of the stock (or fair value for the pre-IPO period as determined by the Company’s Board of Directors) at the measurement date and the exercise price to be paid by the employee. Since the Company historically issued options at the quoted market price (or fair value for the pre-IPO period), no compensation expense was recognized upon either the issuance or exercise of the options identified in the investigation.

The restatement of our previously issued financial statements reflects the following:

•	The recognition of compensation expense to reflect a new measurement date related to a misinterpretation of expiration terms of the Stock Option Agreements of:

•	$137,553 in the quarterly period ended June 30, 2004;

•	$38,732 in the quarterly period ended September 30, 2004; and

•	$1,026,950 in the quarterly period ended March 31, 2005.

•	The recognition of compensation expense to reflect a new measurement date related to clerical errors resulting in the exercise of options in excess of the original amount of:

•	$22,820 in the quarterly period ended March 31, 2005; and

•	$27,113 in the quarterly period ended June 30, 2005.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement, we reevaluated our disclosure controls and procedures. We concluded that our failure to correctly account for stock option activity and apply APB 25, and its related interpretations, with respect to the recognition of non-cash stock-based compensation constituted a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

Remediation of Material Weakness in Internal Control

The Audit Committee, with the assistance of outside legal counsel and outside accounting consultants, conducted a review of our stock option grants and stock option practices, including a review of the stock option grants to our officers, directors and employees from 1996 to June 30, 2006 under the various stock option plans in effect during this period to determine the completeness and accuracy of the Company’s stock option database administered by a third party. We have also designed new internal control procedures to help remediate the issues to ensure that stock options will be accounted for in accordance with generally accepted accounting principles including the following:

•	In conjunction with the implementation of the Company’s 2004 Stock Incentive Plan, the Company adopted a new form of stock option agreement. Accordingly, all stock option agreements with grant dates of December 31, 2004 and thereafter have definitive language for an expiration date effectively eliminating interpretation.

•	The Company engaged a third party stock option administrator in June of 2005 which maintains data on stock options and other awards made under the Company’s 2004 Stock Incentive Plan as well as the prior plans, namely the Amended and Restated 1997 Stock Incentive Plan and the First Amended and Restated Non-Employee Directors’ and Advisors’ Stock Option Plan. Although the Company maintains responsibility to input and review data, there are checks and controls built into the remote system to prevent anyone from exercising an amount in excess of his award and from exercising an award after the expiration date.

•	The Company has taken certain steps to improve the effectiveness of its Disclosure Committee. These actions include changes in the composition of the Disclosure Committee, and the scheduling of formal meetings, at least quarterly, to review the Company’s financial reporting process and compliance with the regulations of the SEC. In addition, the Disclosure Committee has developed improved policies and procedures to ensure the proper identification of and accounting for both routine and non-routine significant transactions as well as transactions subject to significant judgments and estimates. Upon identification of such transactions, the Disclosure Committee will provide the related financial information and recommend presentation and disclosure for sufficient and timely review by the chief executive officer and the chief financial officer.

We believe we have taken the steps necessary to remediate this material weakness relating to our stock option accounting process, procedures and controls; however, we cannot confirm the effectiveness of our enhanced internal controls with respect to our stock options accounting until we and our independent auditors have conducted sufficient testing. Accordingly, we will continue to monitor vigorously the effectiveness of these processes, procedures and controls and will make any further changes management determines appropriate.

Management’s Report on Internal Control Over Financial Reporting (as restated)

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial reporting and financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

In the Company’s 2005 Form 10-K filed on March 14, 2006, management concluded that such internal control over financial reporting was effective as of December 31, 2005. Subsequently, management concluded that our failure to correctly apply APB 25, and its related interpretations, with respect to the recognition of non-cash stock based compensation constituted a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our management has revised its earlier assessment and concluded that our internal control over financial reporting was not effective as of December 31, 2005.

This material weakness has caused us to amend our Original Filing in order to restate our consolidated financial statements for the years ended December 31, 2004 and 2005, and the quarterly periods ended June 30, 2004, September 30, 2004, March 31, 2005 and June 30, 2005.

Management’s revised assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by the independent registered public accounting firm, Ernst & Young LLP, who has also audited the Company’s restated consolidated financial statements included in this Amendment. Ernst & Young attestation report on management’s assessment of the Company’s internal control over financial reporting appears below.

Changes in Internal Controls

As previously reported, there was no change in our internal control over financial reporting during the quarter ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Arbinet-thexchange, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as restated), that Arbinet-thexchange, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the Company’s material weakness relating to the accounting for stock option activity, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated March 3, 2006, we expressed an unqualified opinion on management’s previous assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, and an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the accounting for stock option activity existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2005. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2005. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of December 31, 2005, management identified a material weakness in the Company’s accounting for stock option activity and, as a result, concluded the Company’s previously reported stock based compensation expense had been understated. The insufficient controls resulted in the restatement of the Company’s consolidated financial statements as of December 31, 2004 and 2005, and for each of the two years in the period ended December 31, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our reported dated March 3, 2006, except for Note 2 as to which the date is November 9, 2006, on those consolidated financial statements (as restated).

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ending December 31, 2005 of the Company and our report dated March 3, 2006 (except Note 2, as to which the date is November 9, 2006) expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

March 3, 2006, except for the effects of the material

weakness described in the sixth paragraph above, as to

which the date is November 9, 2006

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K

(a) (1)	Consolidated Financial Statements.

Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(a) (2)	Consolidated Financial Statement Schedule.

Reference is made to the Index to Financial Statement Schedule on Page F-1.

(a) (3)	Exhibits.

Reference is made to the Index to Exhibits on Page 36.

Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of November, 2006.

ARBINET-THEXCHANGE, INC.

By:	/s/ J. CURT HOCKEMEIER
J. Curt Hockemeier, President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	Title	Date

/S/ ANTHONY L. CRAIG Anthony L. Craig	Chairman of the Board and Director	November 9, 2006

/S/ J. CURT HOCKEMEIER J. Curt Hockemeier	President, Chief Executive Officer and Director (Principal Executive Officer)	November 9, 2006

/S/ JOHN B. WYNNE, JR. John B. Wynne, Jr.	[Chief Financial Officer (Principal Financial and Accounting Officer)]	November 9, 2006

/S/ ROBERT C. ATKINSON Robert C. Atkinson	Director	November 8, 2006

/S/ MICHAEL J. DONAHUE Michael J. Donahue	Director	November 7, 2006

Alex Mashinsky	Director

/S/ ROGER H. MOORE Roger H. Moore	Director	November 9, 2006

/S/ MICHAEL J. RUANE Michael J. Ruane	Director	November 9, 2006

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated September 2, 2004, by and among Band-X Limited, Arbinet-thexchange Limited and the Company (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

3.1	Amended and Restated Certificate of Incorporation which became effective upon the closing of the Company’s initial public offering (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

3.2	Amended and Restated By-laws which became effective upon the closing of the Company’s initial public offering (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

4.1	Specimen Certificate evidencing shares of common stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated May 30, 2003, by and among the Holders listed therein, the Founder listed therein and the Company (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.1*	Amended and Restated 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.2*	First Amended and Restated Non-employee Directors’ and Advisors’ Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.3*	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.4†	Factoring Agreement, dated February 1, 2003, by and between GMAC Commercial Finance LLC and the Company; Export Receivable Rider to Factoring Agreement, dated February 10, 2003, by and between GMAC Commercial Finance LLC and the Company; and Amendment to Factoring Agreement, dated December 12, 2003, by and between GMAC Commercial Finance LLC and the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.5††	Amended and Restated GMAC Commercial Finance LLC Factoring Agreement and Export Receivable Rider to Amended and Restated Factoring Agreement, by and between the Company and GMAC Commercial Finance LLC, executed as of November 10, 2005 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.)

10.6†	Interfactor and Subordination Agreement, dated December 12, 2003, by and between SCM Telco Finance LLC, GMAC Commercial Finance LLC and the Company; Guaranty Agreement, dated December 12, 2003, by and between Highbridge/Zwirn Special Opportunities Fund, L.P. and the Company; Letter Agreement, dated December 12, 2003, by and among SCM Telco Finance LLC, Silicon Valley Bank, ORIX Venture Finance LLC and the Company; and Factoring Agreement, dated December 12, 2003, by and between SCM Telco Finance LLC and the Company (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

Exhibit No.	Description of Exhibit
10.7	Accounts Receivable Financing Agreement, dated February 3, 2003, by and between Silicon Valley Bank and the Company; Intercreditor Agreement, dated February 3, 2003, by and between Silicon Valley Bank and ORIX Merchant Banking LLC; Letter Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC, GMAC Commercial Finance LLC and the Company; Letter Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC and the Company; Securities Account Control Agreement, dated February 3, 2003, by and between SVB Securities, ORIX Merchant Banking LLC, Banc of America Securities LLC and the Company; Securities Account Control Agreement, dated February 3, 2003, by and between SVB Securities, Silicon Valley Bank, Banc of America Securities LLC and the Company; Deposit Account Control Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC and the Company; First Amendment to Accounts Receivable Financing Agreement, dated October 27, 2003, by and between Silicon Valley Bank and the Company; and Second Amendment to Accounts Receivable Financing Agreement, dated May 28, 2004, by and between Silicon Valley Bank and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.8**	Third Amendment to Accounts Receivable Financing Agreement, dated as of May 2, 2005, by and between Silicon Valley Bank and the Company.

10.9††**	Non-Recourse Receivables Purchase Agreement, dated as of November 28, 2005, by and between the Company and Silicon Valley Bank.

10.10	Master Lease Agreement, dated as of June 5, 2003, by and between ATEL Ventures, Inc. and the Company; and Notification of Rental Adjustment and Amendment to Equipment Schedule No. 1 to Master Lease Agreement, dated June 24, 2003, by and between ATEL Venture Fund, LLC, ATEL Capital Equipment Fund IX, LLC and the Company (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.11	Master Equipment Lease, dated as of March 1, 2002, by and between Pentech Financial Services, Inc. and the Company; Acceptance Supplement No. 1 to Master Equipment Lease, dated May 1, 2002, by and between Pentech Financial Services, Inc. and the Company; Amendment to Master Equipment Lease, dated July 1, 2002, by and between Pentech Financial Services, Inc. and the Company; Hold Harmless Agreement, dated May 1, 2002, by and between Pentech Financial Services, Inc. and the Company; and Acceptance Supplement No. 2, dated May 1, 2003, by and between Pentech Financial Services, Inc. and the Company (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.12*	Settlement and Release Agreement dated July 8, 2004, by and between J. Curt Hockemeier and the Company (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.13*	Employment Offer Letter, dated as of April 4, 2000, by and between J. Curt Hockemeier and the Company (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.14*	Employment Offer Letter, dated as of July 12, 2001, by and between Peter P. Sach and the Company (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.15*	Employment Offer Letter, dated as of March 15, 2000, by and between Chi K. Eng and the Company (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

Exhibit No.	Description of Exhibit
10.16*	Settlement Agreement, dated July 9, 2004, by and between Alex Mashinsky and the Company (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.17*	Employment Offer Letter, dated March 31, 2004, by and between John J. Roberts and the Company (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.18	Albany Street Office Lease, dated February 6, 2003, by and between Albany Street Plaza Real Estate Management Company and the Company; Lease, dated June 11, 1999, by and between AMEC Properties Limited and Pacific Gateway Exchange (U.K.) Limited; AT&T Center Office Lease, dated December 9, 1997, by and between Mitsui Fudosan (U.S.A.), Inc. and Pacific Gateway Exchange; Office Lease, by and between Bruce Goodman and the Company; Lease Agreement by and between Auda Properties, L.P. and the Company; and Office lease, dated January 20, 2000, by and between 75 Broad, LLC, and the Company (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.19*	Settlement and Release Agreement dated July 30, 2004, by and between Anthony L. Craig and the Company (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.20	Master Rental Agreement dated May 18, 2001, by and between Lombard GATX Technology Limited and the Company; Addendum to Master Rental Agreement, dated May 18, 2001, by and between Lombard Network Services Limited and the Company; and Letter Agreement, dated June 17, 2004, by and between Lombard GATX Technology Limited and the Company (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.21*	Form of Incentive Stock Option Agreement under 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.22*	Form of Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.23	Standard Purchase Agreement, dated May 19, 2003, by and between Tekelec and the Company (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.24	Master Procurement Agreement, dated March 7, 2003, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company; Amendment No. 1 to the Master Procurement Agreement, dated September 5, 2003, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company; Amendment No. 2 to the Master Procurement Agreement, dated December 31, 2003, by and between Tekelec and the Company; Amendment No. 3 to the Master Procurement Agreement, dated March 31, 2004, by and between Tekelec and the Company; Amendment No. 4 to the Master Procurement Agreement, dated May 10, 2004, by and between Tekelec and the Company (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.25**	Amendment No. 5 to the Master Procurement Agreement, dated as of March 31, 2005, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company.

10.26**	Amendment No. 6 to the Master Procurement Agreement, dated as of December 21, 2005, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company.

Exhibit No.	Description of Exhibit
10.27	Assignment and Acceptance Agreement, dated August 31, 2004, by and between Highbridge/Zwirn Special Capital Opportunities Fund, LP and the Company (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File Number 333-117278) which became effective on December 16, 2004.)

10.28**	Lease Termination Agreement, dated December 28, 2005, by and between Broad Financial Center LLC and Arbinet Communications, Inc.

10.29	Patent Acquisition Agreement by and between Arbinet-thexchange, Inc. and Summit Telecom Systems, Inc., dated as of June 3, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2005.)

10.30	Amendment to Patent Acquisition Agreement by and between Arbinet-thexchange, Inc. and Summit Telecom Systems, Inc., dated as of July 21, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 25, 2005.)

10.31	Form of Arbinet-thexchange, Inc. Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.)

21.1**	Subsidiaries of the Company

23.1***	Consent of Ernst & Young LLP.

31.1***	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2***	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

*	A management contract and compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
†	Confidential treatment has been requested and granted for a portion of this exhibit.
††	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006.
***	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arbinet-thexchange, Inc.

We have audited the accompanying consolidated balance sheets of Arbinet-thexchange, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is November 9, 2006, expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.

MetroPark, New Jersey

March 3, 2006, except for Note 2, as

to which the date is November 9, 2006

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2005

	As of December 31,
	2004	2005
	(As Restated)	(As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$53,532,660	$40,364,777
Marketable securities	—	23,230,913
Trade accounts receivable (net of allowances of $899,902 and $827,462 at December 31, 2004 and 2005, respectively)	27,351,810	24,831,554
Prepaids and other current assets	2,369,746	1,461,118

Total current assets	83,254,216	89,888,362
Property and equipment, net	24,689,053	21,775,895
Security deposits	2,469,970	2,252,525
Intangible assets, net	1,862,772	2,476,053
Goodwill	2,170,236	1,901,178
Other assets	420,693	1,385,322

Total Assets	$114,866,940	$119,679,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Loan payable-current portion	$765,658	$820,587
Capital lease obligations-current portion	1,158,365	94,191
Accounts payable	15,645,826	13,785,594
Deferred revenue	4,314,006	3,967,970
Accrued expenses and other current liabilities	9,445,247	11,160,418

Total current liabilities	31,329,102	29,828,760
Loan payable—long-term	910,321	89,734
Capital lease obligations—long-term	808,860	26,533
Other long-term liabilities	6,580,791	3,964,222

Total Liabilities	39,629,074	33,909,249

Commitments and contingencies	—	—
Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 24,584,574 and 25,413,202 shares issued, respectively	24,584	25,413
Additional paid-in capital	176,249,582	181,102,805
Treasury stock, 68,673 shares	(1,274,549)	(1,274,549)
Deferred compensation	(160,707)	(3,187,145)
Accumulated other comprehensive loss	(350,571)	(1,320,580)
Accumulated deficit	(99,250,473)	(89,575,858)

Total Stockholders’ Equity	75,237,866	85,770,086

Total Liabilities and Stockholders’ Equity	$114,866,940	$119,679,335

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

	Year Ended December 31,
	2003	2004	2005
		(As Restated)	(As Restated)
Trading revenues	$369,989,619	$475,231,245	$481,606,758
Fee revenues	33,958,652	44,734,469	48,848,318

Total revenues	403,948,271	519,965,714	530,455,076
Cost of trading revenues	369,972,234	474,916,419	481,200,159

	33,976,037	45,049,295	49,254,917
Costs and expenses
Operations and development	10,881,862	13,614,019	14,644,978
Sales and marketing	4,712,839	5,673,789	7,660,434
General and administrative	9,588,015	9,344,634	12,867,570
Depreciation and amortization	7,203,682	9,266,416	8,864,950
Restructuring costs and litigation settlements	—	3,675,021	(2,673,449)

Total costs and expenses	32,386,398	41,573,879	41,364,483

Income from operations	1,589,639	3,475,416	7,890,434
Interest income	341,786	287,671	1,779,460
Interest expense (including $1,610,574 of interest on redeemable preferred stock for the year ended December 31, 2004)	(1,967,795)	(2,792,323)	(346,752)
Other income (expense), net	31,779	6,717,593	(1,242,477)

Income (loss) from continuing operations before income taxes	(4,591)	7,688,357	8,080,665
Income tax benefit	—	—	(1,298,062)

Income (loss) from continuing operations	(4,591)	7,688,357	9,378,727
Discontinued operations:
Income from discontinued operations, net of income tax of $20,265	—	—	295,888

Net income (loss)	(4,591)	7,688,357	9,674,615
Preferred stock dividends and accretion	(8,005,573)	(6,678,541)	—

Net income (loss) attributable to common stockholders	$(8,010,164)	$1,009,816	$9,674,615

Basic net income (loss) per share:
Continuing operations	$(4.13)	$0.30	$0.38

Discontinued operations	—	—	0.01

Net income	$(4.13)	$0.30	$0.39

Diluted net income (loss) per share:
Continuing operations	$(4.13)	$0.18	$0.36

Discontinued operations	$—	$—	$0.01

Net income	$(4.13)	$0.18	$0.38

Shares used in computing basic net income (loss) per share	1,940,835	3,367,848	24,590,454

Shares used in computing diluted net income (loss) per share	1,940,835	5,630,964	25,777,740

Pro forma diluted net income per share		$0.35

Pro forma shares used to compute diluted net income per share		21,925,740

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

	Common Stock		Series D and Series D-1 Preferred		Additional Paid-In Capital	Stockholders’ Loans	Treasury Stock	Deferred Compen- sation	Accumulated Other Comprehen- sive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2002	1,973,820	$1,974	$58,430,884	$58,431	$29,632,738	$(1,614,833)	$—	$—	$(180,651)	$(106,934,239)	$(79,036,580)
Exercise of options	82,142	82			20,083						20,165
Deferred Compensation on options and restricted stock grants	131,579	132			279,076			(279,208)			—
Amortization of deferred compensation								34,370			34,370
Net payment of stockholders loans, including interest thereon						188,561					188,561
Issuance of warrants					526,852						526,852
Accretion of preferred stock and warrants					(675,164)						(675,164)
Dividends on preferred stock					(7,330,409)						(7,330,409)
Foreign currency translation adjustment									(253,100)		(253,100)
Net loss										(4,591)	(4,591)

Balance December 31, 2003	2,187,541	2,188	58,430,884	58,431	22,453,176	(1,426,272)	—	(244,838)	(433,751)	(106,938,830)	(86,529,896)

Exercise of options	598,660	599			164,530						165,129
Exercise of warrants	391,480	391			1,264,555						1,264,946
Restricted stock grants	31,250	31			259,969						260,000
Restricted stock grant retirement	(5,590)	(6)			6						—
Amortization of deferred compensation								71,135			71,135
Reduction due to forfeitures					(12,996)			12,996			—
Employee stock transactions, as restated					176,285						176,285
Legal settlement (see Note 13)	156,250	156			2,349,844						2,350,000
Net payment of stockholders loans, including interest thereon						151,723					151,723
Repayment of stockholder loans with common stock						1,274,549	(1,274,549)				—
Accretion of preferred stock and warrants					(410,162)						(410,162)
Dividends on preferred stock					(6,268,379)						(6,268,379)
Issuance of common stock in Initial Public Offering, net	4,233,849	4,234			66,588,852						66,593,086
Conversion of Preferred Stock	16,991,134	16,991	(58,430,884)	(58,431)	89,683,902						89,642,462
Foreign currency translation adjustment									83,180		83,180
Net income, as restated										7,688,357	7,688,357

Balance December 31, 2004, as restated	24,584,574	24,584	—	—	176,249,582	—	(1,274,549)	(160,707)	(350,571)	(99,250,473)	75,237,866

Exercise of options	176,735	177			209,364						209,541
Exercise of warrants	123,113	123			(123)						—
Restricted stock grants	528,780	529			3,586,974			(3,587,503)			—
Amortization of deferred compensation								541,190			541,190
Reduction due to forfeitures					(19,875)			19,875			—
Employee stock transactions, as restated					1,076,883						1,076,883
Cumulative unrealized loss in available-for-sale securities									(26,464)		(26,464)
Foreign currency translation adjustment									(943,545)		(943,545)
Net income, as restated										9,674,615	9,674,615

Balance December 31, 2005, as restated	25,413,202	$25,413	$—	$—	$181,102,805	$—	$(1,274,549)	$(3,187,145)	$(1,320,580)	$(89,575,858)	$85,770,086

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

	Year Ended December 31,
	2003	2004	2005
		(As Restated)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,591)	$7,688,357	$9,674,615
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,070,956	9,266,416	8,864,950
Amortization of deferred compensation	34,370	71,135	541,190
Stock-based compensation expense	—	176,285	1,076,883
Loss on sale of property and equipment	166,895	—	—
Gain on discontinued operations	—	—	(295,888)
Deferred income taxes	—	—	(1,542,125)
Non-cash interest on redeemable preferred stock	—	1,610,574	—
Gain on redemption of Series B/B-1 preferred stock	—	(7,223,766)	—
Common stock issued for litigation settlement	—	2,350,000	—
Foreign currency exchange (gain) loss	(871,908)	(577,872)	471,143
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,310,006)	(8,220,662)	2,481,385
Other current assets, security deposits and other assets	342,176	(738,206)	2,165,557
Accounts payable	2,156,261	4,685,188	(1,907,930)
Deferred revenue, accrued expenses and other current liabilities	2,308,236	3,476,407	1,630,158
Other long-term liabilities	(1,485,269)	(985,434)	(2,300,416)

Net cash provided by operating activities	6,407,120	11,578,422	20,859,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of certain assets of Band-X	—	(4,266,528)	—
Acquisition of certain intangible assets of Summit	—	—	(1,100,000)
Proceeds on sale of equipment	1,309,051	—	—
Purchases of property and equipment	(8,255,449)	(10,639,266)	(5,946,056)
Purchases of marketable securities	—	—	(53,905,377)
Proceeds from sales and maturities of marketable securities	—	—	30,648,000

Net cash used in investing activities	(6,946,398)	(14,905,794)	(30,303,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of indebtedness, net	2,874,977	(11,255,938)	(765,658)
Redemption of Series B and Series B-1 preferred stock	—	(15,224,898)	—
Issuance of common stock, net of costs	20,165	68,283,161	209,541
Issuance of preferred stock, net of issuance costs	9,918,651	—	—
Loans made to stockholders, net of repayments	188,561	151,723	—
Net payments on obligations under capital leases	(2,426,332)	(2,782,006)	(1,846,501)

Net cash provided by (used in) financing activities	10,576,022	39,172,042	(2,402,618)
Effect of foreign exchange rate changes on cash	767,795	540,745	(1,321,354)

Net increase (decrease) in cash and cash equivalents	10,804,539	36,385,415	(13,167,883)
Cash and cash equivalents, beginning of year	6,342,706	17,147,245	53,532,660

Cash and cash equivalents, end of period	$17,147,245	$53,532,660	$40,364,777

Supplemental disclosure of non-cash investing and financing activities:

Assets acquired under capital leases	$3,228,899	$—	$—

Cash paid for interest	$1,933,683	$1,281,712	$346,752

Cash paid for income taxes	$—	$—	$51,828

Issuance of restricted stock	$240,008	$—	$3,587,503

Repayment of stockholders’ loans with common stock	$—	$1,274,549	$—

Conversion of preferred stock into common stock	$—	$89,683,902	$—

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

	Year Ended December 31,
	2003	2004	2005
		(As Restated)	(As Restated)
Net income (loss) attributable to common stockholders, as reported	$(8,010,164)	$1,009,816	$9,674,615
Add: Stock-based compensation expense as reported	34,370	247,420	1,618,073
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(58,403)	(650,519)	(11,331,397)

Pro forma net income (loss)	$(8,034,197)	$606,717	$(38,709)

Income (loss) per share:
Basic—as reported	$(4.13)	$0.30	$0.39

Diluted—as reported	$(4.13)	$0.18	$0.38

Basic—pro forma	$(4.14)	$0.18	$0.00

Diluted—pro forma	$(4.14)	$0.11	$0.00

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The shares used in calculating the pro forma net income (loss) per share assume the conversion of the following mandatorily redeemable convertible preferred shares and warrants outstanding:

Year Ended December 31, 2004
(As Restated)
Net income	$7,688,357

Weighted average common shares outstanding	3,367,848
Less weighted average of conversion of mandatorily redeemable convertible preferred stock in amount above	(696,358)
Plus conversion of mandatorily redeemable convertible preferred stock	16,991,134

Total weighted average shares outstanding used in computing pro forma net income per share	19,662,624

Dilutive effect of stock options and warrants	2,263,116

Total common stock and common stock equivalents	21,925,740

Pro forma basic net income per share	$0.39

Pro forma diluted net income per share	$0.35

2.    RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In August 2006 the Audit Committee of Arbinet’s Board of Directors became aware that there may have been certain clerical errors related to certain stock option agreements. The Audit Committee, with the assistance of outside legal counsel and outside accounting consultants, conducted a review of the Company’s stock option grants and stock option practices, including a review of the stock option grants to its officers, directors and employees from 1996 to June 30, 2006 under the various stock option plans in effect during this period. On October 2, 2006, Arbinet announced that it identified errors related to certain stock option agreements arising out of a misinterpretation of the expiration terms of those agreements (collectively, the “Stock Option Agreements”). Specifically, the Stock Option Agreements had a five-year term but were treated as having a nine-year term. In addition, the Company identified clerical errors resulting in the exercise of options in excess of the original grant amount. These stock options were granted prior to the Company’s initial public offering in 2004. These adjustments have no effect on the Company’s cash position, reported revenue or Arbinet’s ongoing business.

Prior to the adoption of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) on January 1, 2006, the Company accounted for its stock related compensation using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Per APB 25, total compensation cost is measured as the difference between the quoted market price of the stock (or fair value as determined by the Company’s Board of Directors prior to December 16, 2004 (the “pre-IPO” period)) at the measurement date and the exercise price to be paid by the employee. Since the Company historically issued options at the quoted market price (or fair value for the pre-IPO period), no compensation expense was previously recognized upon either the issuance or exercise of the options identified in the investigation. The misinterpretation by management resulted in a modification to extend the term of certain options, which required a new measurement date. Certain options that were exercised subsequent to their expiration date but before this misinterpretation were accounted for as sales of shares for less than their fair value, with the difference between purchase price and the fair value of the shares on the date of the sale being recognized as compensation expense. For the clerical errors, shares in excess of option amounts vested were sold for amounts less than their fair value. This difference between purchase price and the fair value of the shares on the date of the sale was recognized as compensation expense.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on this review, the Company has concluded that the Company’s consolidated financial statements for the years ended December 31, 2004 and 2005 and the quarterly periods ended June 30, 2004, September 30, 2004, March 31, 2005 and June 30, 2005 should be restated to adjust previously recognized amounts of non-cash stock based compensation expense.

The restatement of the Company’s previously issued financial statements reflects the following:

•	The recognition of compensation expense related to a misinterpretation of expiration terms of the Stock Option Agreements of:

•	$137,553 in the quarterly period ended June 30, 2004;

•	$38,732 in the quarterly period ended September 30, 2004; and

•	$1,026,950 in the quarterly period ended March 31, 2005.

•	The recognition of compensation expense related to clerical errors resulting in the exercise of options in excess of the original amount of:

•	$22,820 in the quarterly period ended March 31, 2005; and

•	$27,113 in the quarterly period ended June 30, 2005.

The Company has restated its consolidated financial statements for the years ended December 31, 2004 and 2005, and the quarterly periods ended June 30, 2004, September 30, 2004, March 31, 2005 and June 30, 2005.

See Note 1 for the impact on the pro forma stock based compensation expense.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF OPERATIONS

The following table summarizes the consolidated statements of operations for the periods indicated, giving effect to the restatement adjustments described above, showing previously reported amounts and restated amounts for the years ended December 31, 2004 and 2005:

	Year Ended December 31, 2004		Year Ended December 31, 2005
	(As previously reported)	(As restated)	(As previously reported)	(As restated)
Trading revenues	$475,231,245	$475,231,245	$481,606,758	$481,606,758
Fee revenues	44,734,469	44,734,469	48,848,318	48,848,318

Total revenues	519,965,714	519,965,714	530,455,076	530,455,076
Cost of trading revenues	474,916,419	474,916,419	481,200,159	481,200,159

	45,049,295	45,049,295	49,254,917	49,254,917
Costs and expenses
Operations and development	13,437,734	13,614,019 (a)	13,990,619	14,644,978 (a)
Sales and marketing	5,673,789	5,673,789	7,564,010	7,660,434 (b)
General and administrative	9,344,634	9,344,634	12,541,470	12,867,570 (c)
Depreciation and amortization	9,266,416	9,266,416	8,864,950	8,864,950
Restructuring costs and litigation settlements	3,675,021	3,675,021	(2,673,449)	(2,673,449)

Total costs and expenses	41,397,594	41,573,879	40,287,600	41,364,483

Income from operations	3,651,701	3,475,416	8,967,317	7,890,434
Interest income	287,671	287,671	1,779,460	1,779,460
Interest expense	(2,792,323)	(2,792,323)	(346,752)	(346,752)
Other income (expense), net	6,717,593	6,717,593	(1,242,477)	(1,242,477)

Income from continuing operations before income taxes	7,864,642	7,688,357	9,157,548	8,080,665
Income tax provision (benefit)	—	—	(1,298,062)	(1,298,062)

Income from continuing operations	7,864,642	7,688,357	10,455,610	9,378,727
Discontinued operations:
Income from discontinued operations, net of income tax of $20,265 in 2005	—	—	295,888	295,888

Net income	7,864,642	7,688,357	10,751,498	9,674,615
Preferred stock dividends and accretion	(6,678,541)	(6,678,541)	—	—

Net income (loss) attributable to common stockholders	$1,186,101	$1,009,816	$10,751,498	$9,674,615

Basic earnings per share:
Continuing operations	$0.35	$0.30	$0.43	$0.38

Discontinued operations	$—	$—	$0.01	$0.01

Net income	$0.35	$0.30	$0.44	$0.39

Diluted earnings per share:
Continuing operations	$0.21	$0.18	$0.41	$0.36

Discontinued operations	$—	$—	$0.01	$0.01

Net income	$0.21	$0.18	$0.42	$0.38

Pro Forma Diluted	$0.36	$0.35	N/A	N/A

Weighted average number of common shares
Basic	3,367,848	3,367,848	24,590,454	24,590,454
Diluted	5,630,964	5,630,964	25,777,740	25,777,740
Pro Forma Diluted	21,925,740	21,925,740	N/A	N/A

(a)	Reflects compensation expense of $176,285 and $654,359 related to the misinterpretation of expiration terms of certain option agreements in 2004 and 2005, respectively.
(b)	Reflects compensation expense of $22,820 related to clerical errors resulting in the exercise of options in excess of the original grant amount. Reflects compensation expense of $73,604 related to the misinterpretation of expiration terms of certain option agreements.
(c)	Reflects compensation expense of $27,113 related to clerical errors resulting in the exercise of options in excess of the original grant amount. Reflects compensation expense of $298,987 related to the misinterpretation of expiration terms of certain option agreements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INTERIM FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes the unaudited quarterly financial data for the quarterly periods ended June 30, 2004, September 30, 2004, March 31, 2005 and June 30, 2005, giving effect to the restatement adjustments described above, showing previously reported amounts and restated amounts:

	June 30, 2004		September 30, 2004		March 31, 2005			June 30, 2005
	(As previously reported)	(As restated)	(As previously reported)	(As restated)	(As previously reported)	(As restated)		(As previously reported)	(As restated)
Trading revenues	$116,802,504	$116,802,504	$117,477,408	$117,477,408	$124,432,314	$124,432,314		$120,874,980	$120,874,980
Fee revenues	10,546,517	10,546,517	11,530,253	11,530,253	12,310,432	12,310,432		11,640,404	11,640,404

Total revenues	127,349,021	127,349,021	129,007,661	129,007,661	136,742,746	136,742,746		132,515,384	132,515,384
Cost of trading revenues	116,802,505	116,802,505	117,477,408	117,477,408	124,232,807	124,232,807		120,729,033	120,729,033

	10,546,516	10,546,516	11,530,253	11,530,253	12,509,939	12,509,939		11,786,351	11,786,351
Costs and expenses
Operations and development	2,983,916	3,121,469 (a)	3,524,315	3,563,047 (a)	3,627,991	4,282,350	(a)	3,282,661	3,282,661
Sales and marketing	1,492,329	1,492,329	1,170,209	1,170,209	1,757,643	1,854,067	(b)	1,891,326	1,891,326
General and administrative	2,279,564	2,279,564	2,176,357	2,176,357	2,816,483	3,115,470	(c)	2,993,177	3,020,290 (c)
Depreciation and amortization	2,229,494	2,229,494	2,437,570	2,437,570	2,532,126	2,532,126		2,334,165	2,334,165
Restructuring costs and litigation settlements	—	—	850,000	850,000	—	—		(1,450,000)	(1,450,000)

Total costs and expenses	8,985,303	9,122,856	10,158,451	10,197,183	10,734,243	11,784,013		9,051,329	9,078,442

Income from operations	1,561,213	1,423,660	1,371,802	1,333,070	1,775,696	725,926		2,735,022	2,707,909
Interest income	68,718	68,718	55,652	55,652	302,927	302,927		385,089	385,089
Interest expense	(696,911)	(696,911)	(687,294)	(687,294)	(143,893)	(143,893)		(109,704)	(109,704)
Other income (expense), net	(315,497)	(315,497)	(322,682)	(322,682)	(548,636)	(548,636)		(267,928)	(267,928)

Income from continuing operations before income taxes	617,523	479,970	417,478	378,746	1,386,094	336,324		2,742,479	2,715,366
Income tax provision (benefit)	—	—	—	—	91,482	91,482		399,818	399,818

Income from continuing operations	617,523	479,970	417,478	378,746	1,294,612	244,842		2,342,661	2,315,548
Discontinued operations:
Income from discontinued operations, net of income tax of $20,265 in 2005	—	—	—	—	—	—		—	—

Net income	617,523	479,970	417,478	378,746	1,294,612	244,842		2,342,661	2,315,548
Preferred stock dividends and accretion	(1,696,028)	(1,696,028)	(1,791,245)	(1,791,245)	—	—		—	—

Net income (loss) attributable to common stockholders	$(1,078,505)	$(1,216,058)	$(1,373,767)	$(1,412,499)	$1,294,612	$244,842		$2,342,661	$2,315,548

Basic earnings per share:
Continuing operations	$(0.42)	$(0.48)	$(0.52)	$(0.53)	$0.05	$0.01		$0.10	$0.09

Discontinued operations	$—	$—	$—	$—	$—	$—		$—	$—

Net income	$(0.42)	$(0.48)	$(0.52)	$(0.53)	$0.05	$0.01		$0.10	$0.09

Diluted earnings per share:
Continuing operations	$(0.42)	$(0.48)	$(0.52)	$(0.53)	$0.05	$0.01		$0.09	$0.09

Discontinued operations	$—	$—	$—	$—	$—	$—		$—	$—

Net income	$(0.42)	$(0.48)	$(0.52)	$(0.53)	$0.05	$0.01		$0.09	$0.09

Pro Forma Diluted	$0.03	$0.02	$0.02	$0.02	N/A	N/A		N/A	N/A

Weighted average number of common shares
Basic	2,549,079	2,549,079	2,667,117	2,667,117	24,429,386	24,429,386		24,497,929	24,497,929
Diluted	2,549,079	2,549,079	2,667,117	2,667,117	26,111,278	26,111,278		25,814,206	25,814,206
Pro Forma Diluted	21,947,398	21,947,398	21,254,440	21,254,440	N/A	N/A		N/A	N/A

(a)	Reflects compensation expense of $137,553 in the three months ended June 30, 2004, $38,732 in the three months ended September 30, 2004 and $654,359 in the three months ended March 31, 2005 related to the misinterpretation of expiration terms of certain option agreements.
(b)	Reflects compensation expense of $22,820 in the three months ended March 31, 2005 related to clerical errors resulting in the exercise of options in excess of the original grant amount. Reflects compensation expense of $73,604 in the three months ended March 31, 2005 related to the misinterpretation of expiration terms of certain option agreements.
(c)	Reflects compensation expense of $27,113 in the three months ended June 30, 2005 related to clerical errors resulting in the exercise of options in excess of the original grant amount. Reflects compensation expense of $298,987 in the three months ended March 31, 2005 related to the misinterpretation of expiration terms of certain option agreements in 2005.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STOCKHOLDERS’ EQUITY

The following table sets forth the stockholders’ equity section of the consolidated balance sheets for the Company, giving effect to the restatement adjustments described above, showing previously reported amounts and restated amounts for Additional Paid-In Capital and Accumulated Deficit as of December 31, 2004 and 2005:

	December 31, 2004		December 31, 2005
	(As previously reported)	(As restated)	(As previously reported)	(As restated)
Stockholders’ Equity
Common Stock	24,584	24,584	25,413	25,413
Additional Paid-In Capital	176,073,297	176,249,582	179,849,637	181,102,805
Treasury Stock	(1,274,549)	(1,274,549)	(1,274,549)	(1,274,549)
Deferred Compensation	(160,707)	(160,707)	(3,187,145)	(3,187,145)
Accumulated other comprehensive loss	(350,571)	(350,571)	(1,320,580)	(1,320,580)
Accumulated Deficit	(99,074,188)	(99,250,473)	(88,322,690)	(89,575,858)

Total Stockholders’ Equity	75,237,866	75,237,866	85,770,086	85,770,086

Total Liabilities & Stockholders’ Equity	$114,866,940	$114,866,940	$119,679,335	$119,679,335

3.    RESTRUCTURING CHARGES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    DISCONTINUED OPERATIONS

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

5.    MARKETABLE SECURITIES

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

6.    PROPERTY AND EQUIPMENT

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

7.    INDEBTEDNESS

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

8.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

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

9.    STOCKHOLDERS’ EQUITY AND INITIAL PUBLIC OFFERING

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

10.    STOCK COMPENSATION

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11.    INCOME TAXES

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

	2003	2004	2005
		(As Restated)	(As Restated)
Tax (benefit) at federal statutory rate (35%)	$(1,607)	$2,690,925	$2,828,233
State taxes, net of federal benefit	—	—	(252,864)
Losses with no benefit	1,607	—	1,010,015
Non-deductible expenses	—	—	53,165
Utilization of NOLs and reversal of valuation allowance-federal	—	(2,690,925)	(4,936,611)

Total income tax benefit	$—	$—	$(1,298,062)

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of income (loss) from continuing operations before income taxes are as follows:

	2003	2004	2005
		(As Restated)	(As Restated)
Income (loss)-U.S.	$(58,337)	$7,133,906	$10,932,135
Income (loss)-international	53,746	554,451	(2,851,470)

	$(4,591)	$7,688,357	$8,080,665

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

12.    401(k) PLAN

The Company contributions under the 401(k) Plan are computed at 4% of an employee’s eligible compensation subject to certain limits. Contributions into the plan in 2003, 2004 and 2005 were approximately $45,000, $211,000 and $251,000, respectively. These contributions were recorded as expense for each year in the consolidated statements of operations.

13.    COMMITMENTS AND CONTINGENCIES

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

14.	ACQUISITION OF CERTAIN ASSETS OF BAND-X LIMITED AND SUMMIT TELECOM SYSTEMS, INC.

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amortization expense for intangibles totaled approximately $67,000 and $309,000 for the years ended December 31, 2004 and 2005, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31, 2006	$334,000
Year Ending December 31, 2007	283,000
Year Ending December 31, 2008	260,000
Year Ending December 31, 2009	260,000
Year Ending December 31, 2010	260,000
Subsequent years	1,079,000

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    QUARTERLY INFORMATION (AS RESTATED) (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2005:
Total revenues	$136,742,746	$132,515,384	$134,941,268	$126,255,678	$530,455,076
Cost of trading revenues	124,232,807	120,729,033	121,902,926	114,335,393	481,200,159
Income from operations	725,926	2,707,909	2,502,708	1,953,891	7,890,434
Net income	244,842	2,315,548	2,368,042	4,746,183	9,674,615
Earnings per share:
Basic	$0.01	$0.09	$0.10	$0.19	$0.39
Diluted	$0.01	$0.09	$0.09	$0.18	$0.38

Year ended December 31, 2004:
Total revenues	$117,897,070	$127,349,021	$129,007,661	$145,711,962	$519,965,714
Cost of trading revenues	107,743,571	116,802,505	117,477,408	132,892,935	474,916,419
Income (loss) from operations	1,633,488	1,423,660	1,333,070	(914,802)	3,475,416
Net income	835,775	479,970	378,746	5,993,866	7,688,357
Earnings per share:
Basic	$(0.41)	$(0.48)	$(0.53)	$0.72	$0.30
Diluted	$(0.41)	$(0.48)	$(0.53)	$0.54	$0.18

Net income for the fourth quarter 2005 includes a gain of approximately $1.2 million related to a renegotiation of leased property which was exited in 2001, an income tax benefit of $2.1 million primarily related to the reversal of a valuation allowance against deferred tax assets and a gain of $300,000 related to a discontinued operation from 1999. Net income for the first quarter 2005 includes the recognition of compensation expense related to a misinterpretation of expiration terms of certain stock option agreements of approximately $1.0 million. Net income for the second quarter 2005 includes a $1.5 million insurance reimbursement. Net income for the fourth quarter 2004 includes a charge for litigation settlement and related legal expenses of $3.4 million and a one-time gain of $7.2 million. Each quarter in 2004 includes non-cash interest expense of approximately $400,000 associated with a series of preferred stock that was redeemed in connection with Arbinet’s December 2004 initial public offering. Net income for the third quarter 2004 includes a charge for litigation settlement of $0.9 million.

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