Form 10-Q
period 2006-09-30
ARBINET THEXCHANGE INC
filed 2006-11-09
CIK 1136655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2006:

Class	Number of Shares
Common Stock, par value $0.001 per share	25,742,886

ARBINET-THEXCHANGE, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to statements about the Company’s strategic and business plans. Various important risks and uncertainties may cause the Company’s actual results to differ materially from the results indicated by these forward-looking statements, including, without limitation: the effects and outcomes of the Company’s exploration of strategic alternatives; whether any of the strategic alternatives will result in enhanced shareholder value; members (in particular, significant trading members) not trading on our exchange or utilizing our new and additional services (including data on thexchange, DirectAxcessSM, PrivateExchangeSM, AssuredAxcessSM, and PeeringSolutionsSM); continued volatility in the volume and mix of trading activity (including the average call duration and the mix of geographic markets traded); our uncertain and long member enrollment cycle; the failure to manage our credit risk; failure to manage our growth; pricing pressure; investment in our management team and investments in our personnel; system failures, human error and security breaches which could cause the Company to lose members and expose it to liability; and the Company’s ability to obtain and enforce patent protection for our methods and technologies. For a further list and description of the risks and uncertainties the Company faces, please refer to the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A and other filings the Company makes with the Securities and Exchange Commission. For a discussion of these other factors, see the section entitled “Item 1A. Risk Factors” in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006, and this Quarterly Report. The Company assumes no obligation to update any forward-looking statements contained in this Form 10-Q whether as a result of new information, future events or otherwise and such statements are current only as of the date they are made.

PART I. FINANCIAL INFORMATION

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2005	September 30, 2006
	(As restated)
ASSETS
Current Assets:
Cash and cash equivalents	$40,364,777	$30,871,227
Marketable securities	23,230,913	30,581,955
Trade accounts receivable (net of allowance of $827,462 and $986,746 at December 31, 2005 and September 30, 2006, respectively)	24,831,554	25,488,202
Prepaids and other current assets	1,461,118	2,839,009

Total current assets	89,888,362	89,780,393
Property and equipment, net	21,775,895	22,639,766
Security deposits	2,252,525	2,272,509
Intangible assets, net	2,476,053	2,324,773
Goodwill	1,901,178	2,068,834
Other assets	1,385,322	1,299,312

Total Assets	$119,679,335	$120,385,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Loan payable – current portion	$820,587	$300,247
Capital lease obligation – current portion	94,191	21,684
Accounts payable	13,785,594	12,816,502
Deferred revenue	3,967,970	3,068,505
Accrued and other current liabilities	11,160,418	12,559,930

Total current liabilities	29,828,760	28,766,868

Loan payable – long-term	89,734	—
Capital lease obligations – long-term	26,533	11,702
Other long-term liabilities	3,964,222	3,395,554

Total liabilities	33,909,249	32,174,124

Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 25,413,202 and 25,855,140 shares issued at December 31, 2005 and September 30, 2006, respectively	25,413	25,855
Additional paid-in-capital	181,102,805	178,948,309
Treasury stock, 68,673 and 117,871 shares at December 31, 2005 and September 30, 2006, respectively	(1,274,549)	(1,513,159)
Deferred compensation	(3,187,145)	—
Accumulated other comprehensive loss	(1,320,580)	(978,173)
Accumulated deficit	(89,575,858)	(88,271,369)

Total Stockholders’ Equity	85,770,086	88,211,463

Total Liabilities and Stockholders’ Equity	$119,679,335	$120,385,587

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
			(As restated)
Trading revenues	$122,059,465	$126,044,325	$367,366,759	$359,452,591
Fee revenues	12,881,803	11,797,308	36,832,639	34,983,307

Total revenues	134,941,268	137,841,633	404,199,398	394,435,898
Cost of trading revenues	121,902,926	126,110,336	366,864,766	359,453,735

	13,038,342	11,731,297	37,334,632	34,982,163

Cost and expenses:
Operations and development	3,409,036	3,772,061	10,974,046	11,589,730
Sales and marketing	1,807,522	2,107,233	5,552,915	5,850,204
General and administrative	3,248,990	4,292,644	9,384,751	13,476,845
Depreciation and amortization	2,070,086	1,640,118	6,936,377	5,158,355
Reimbursement for/gain from litigation settlements	—	—	(1,450,000)	(93,000)

Total costs and expenses	10,535,634	11,812,056	31,398,089	35,982,134
Income (loss) from operations	2,502,708	(80,759)	5,936,543	(999,971)
Interest income	454,336	837,618	1,142,352	2,283,311
Interest expense	(52,352)	(24,969)	(305,949)	(92,324)
Other income (expense), net	(216,789)	143,506	(1,033,353)	207,103

Income from continuing operations before income taxes	2,687,903	875,396	5,739,593	1,398,119
Provision for income taxes	319,861	216,900	811,161	215,018

Income from continuing operations	2,368,042	658,496	4,928,432	1,183,101
Income from discontinued operations, net of income tax of $4,477	—	—	—	121,388

Net income	$2,368,042	$658,496	$4,928,432	$1,304,489

Basic net income per share:
Continuing operations	$0.10	$0.03	$0.20	$0.05

Discontinued operations	$—	$—	$—	$—

Net income	$0.10	$0.03	$0.20	$0.05

Diluted net income per share:
Continuing operations	$0.09	$0.03	$0.19	$0.05

Discontinued operations	$—	$—	$—	$—

Net income	$0.09	$0.03	$0.19	$0.05

Shares used in computing basic net income per share	24,677,289	25,314,733	24,546,009	25,159,233

Shares used in computing diluted net income per share	25,391,693	25,335,329	25,663,944	25,631,613

Other comprehensive income:
Net unrealized gain on available-for-sale securities	—	22,016	—	33,827
Foreign currency translation adjustment	(264,673)	(168,677)	(814,038)	308,580

Comprehensive income	$2,103,369	$511,835	$4,114,394	$1,646,896

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006

(Unaudited)

	Nine Months Ended September 30,
	2005	2006
	(As Restated)
Net income	$4,928,432	$1,304,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,936,377	5,158,355
Amortization of deferred compensation	218,556	—
Stock-based compensation expense	1,076,883	901,668
Gain on discontinued operations	—	(121,388)
Foreign currency exchange (gain) loss	331,737	(778,152)
Changes in operating assets and liabilities:
Trade accounts receivable, net	3,898,528	(784,391)
Other current assets, security deposits and other assets	1,097,612	(947,169)
Accounts payable	(2,805,347)	(989,369)
Deferred revenue, accrued expenses and other current liabilities	(769,880)	312,465
Other long-term liabilities	(756,462)	(442,803)

Net cash provided by operating activities	14,156,436	3,613,705

Cash flows from investing activities:
Acquisition of certain intangible assets	(1,100,000)	—
Purchases of property and equipment	(5,187,846)	(5,411,463)
Purchases of marketable securities	(44,072,000)	(43,051,215)
Proceeds from sales and maturities of marketable securities	23,323,000	35,734,000

Net cash used in investing activities	(27,036,846)	(12,728,678)

Cash flows from financing activities:
Repayment of indebtedness	(569,205)	(610,074)
Proceeds from exercise of stock options	176,109	131,423
Purchase of treasury shares	—	(238,610)
Payments on obligations under capital leases	(1,781,619)	(87,337)

Net cash used in financing activities	(2,174,715)	(804,598)

Effect of foreign exchange net changes on cash	(725,676)	426,021

Net decrease in cash and cash equivalents	(15,780,801)	(9,493,550)

Cash and cash equivalents, beginning of year	53,532,660	40,364,777

Cash and cash equivalents, end of period	$37,751,859	$30,871,227

Supplemental disclosure of non-cash investing and financing activities:
Issuance of restricted stock	$3,521,653	$231,350

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Arbinet-thexchange, Inc. (“Arbinet” or the “Company”) and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2005. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all adjustments (consisting of normal, recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Reclassifications

Certain amounts in the comparative periods have been reclassified to conform to the current period’s presentation in the consolidated statements of cash flows, which presents the purchases of and proceeds from sales and maturities of marketable securities as separate line items.

Restatement of Prior Financial Information

On October 2, 2006, the Company announced that it had identified errors related to certain stock option agreements arising out of a misinterpretation of the expiration terms of those agreements (collectively, the “Stock Option Agreements”). Specifically, the Stock Option Agreements had a five-year term but were treated as having a nine-year term. In addition, the Company identified clerical errors resulting in the exercise of stock options in excess of the original grant amount, which occurred in the first half of 2005. These stock options were granted prior to the Company’s initial public offering in 2004. Based on this, the Company concluded that the Company’s financial statements for the years ended December 31, 2004 and 2005 should be restated and that the Company’s financial statements for the quarters ended June 30, 2004 and March 31, 2005, and for the year ended December 31, 2005 should no longer be relied upon. These adjustments have no effect on the Company’s cash position, reported revenue for the recently completed quarter or any previous periods, or Arbinet’s ongoing business. As such, the Company amended its Form 10-K for the fiscal year ended December 31, 2005 to include the restated annual and quarterly financial information. The quarterly financial statements contained in this quarterly report should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

The restatement of the Company’s previously issued financial statements reflected the following:

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

As a result of this restatement, the Company’s financial results for the nine months ended September 30, 2005 have been adjusted as follows (in dollars, except per share data):

	Nine Months Ended September 30, 2005
	(As Reported)	Adjustments	(As Restated)
Trading revenues	$367,366,759	—	$367,366,759
Fee revenues	36,832,639	—	36,832,639

Total revenues	404,199,398	—	404,199,398
Cost of trading revenues	366,864,766	—	366,864,766

	37,334,632	—	37,334,632

Costs and expenses:
Operations and development	10,319,687	654,359	10,974,046
Sales and marketing	5,456,491	96,424	5,552,915
General and administrative	9,058,651	326,100	9,384,751
Depreciation and amortization	6,936,377	—	6,936,377
Reimbursement for/gain from litigation settlements	(1,450,000)	—	(1,450,000)

Total costs and expenses	30,321,206	1,076,883	31,398,089

Income from operations	7,013,426	(1,076,883)	5,936,543
Interest income	1,142,352	—	1,142,352
Interest expense	(305,949)	—	(305,949)
Other income (expense), net	(1,033,353)	—	(1,033,353)

Income before income taxes	6,816,476	(1,076,883)	5,739,593
Provision for income taxes	811,161	—	811,161

Net income	$6,005,315	$(1,076,883)	$4,928,432

Basic earnings per share	$0.24	$(0.04)	$0.20

Diluted earnings per share	$0.23	$(0.04)	$0.19

Shares used in computing basic net income per share	24,546,009	24,546,009	24,546,009
Shares used in computing diluted net income per share	25,663,944	25,663,944	25,663,944

	December 31, 2005 (As Reported)	Adjustments	December 31, 2005 (As Restated)
Stockholders’ Equity:
Additional paid-in-capital	179,849,637	1,253,168	181,102,805
Accumulated deficit	(88,322,690)	(1,253,168)	(89,575,858)

Throughout this Form 10-Q all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

For additional information regarding this restatement, see Note 2, “Restatement of Consolidated Financial Statements” in the consolidated financial statements contained in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

In September 2006, the FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.” (“SFAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 157 will have on the Company’s results of operations or financial position.

2. STOCK BASED COMPENSATION

On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.

We adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first nine months of 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the first nine months of 2006 included compensation expense for stock-based payment awards granted prior to but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). As stock-based compensation expense recognized in the statement of income for the first nine months of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the pro forma information required under SFAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred, which was allowable under SFAS 123 but this treatment was eliminated under SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeitures for certain groups of options were revised in the second quarter and third quarter of 2006. The cumulative effect on periods prior to January 1, 2006, which was not material, as well as the effect on the results of operations for the nine months ended September 30, 2006 of making this change in estimated forfeitures for options and restricted stock awards resulted in a reduction in compensation expense of approximately $287,000, which was reflected in the nine months ended September 30, 2006.

Total stock-based compensation expense recognized by the Company in the nine months ended September 30, 2006 is reflected below:

Nine months ended September 30, 2006
Stock-based compensation expense by caption:
Operations and development	$223,436
Sales and marketing	208,076
General and administrative	470,156

$901,668

Stock-based compensation expense by type of award:
Stock options	$273,377
Restricted stock and restricted stock units	628,291

$901,668

Through December 31, 2005, the Company accounted for its stock plans using the intrinsic value method prescribed by APB 25 and related Interpretations and provided the required pro forma disclosures of SFAS 123, “Accounting for Stock-Based Compensation.” The following presents pro forma income and per share data as if a fair value based method had been used to account for stock-based compensation for the nine months ended September 30, 2005:

Nine months ended September 30, 2005
(As Restated)
Net income, as reported	$4,928,432
Add: Stock-based compensation expense as reported, net of tax	1,295,439
Deduct: Stock-based employee compensation expense determined under a fair value based method, net of tax	(11,058,333)

Pro forma net income	$(4,834,462)

Income per share:

Basic – as restated	$0.20

Diluted – as restated	$0.19

Basic – pro forma	$(0.20)

Diluted – pro forma	$(0.20)

The stock-based compensation expense recorded for the nine months ended September 30, 2006 and the pro forma stock-based compensation for the nine months ended September 30, 2005 may not be representative of the effect of stock-based compensation expense in future periods due to the level of options issued in past years (which level may not be similar in the future), assumptions used in determining fair value (including the volatility of the Company’s common stock), the estimated forfeiture rate and the accelerated vesting of certain options in fiscal 2005.

Stock Options

The Company established a 2004 Stock Incentive Plan, as amended (the “2004 Plan”), which provides the granting of options to officers, employees, directors, and consultants of the Company. As of September 30, 2006, options to purchase 1,895,436 shares of common stock were available for future grants under the 2004 Plan. As of September 30, 2006, 2,778,236 shares of common stock were reserved for stock options granted and 7,689 shares were reserved for warrants to purchase common stock. As of September 30, 2006, these warrants were exercisable at prices ranging from $4.99 to $8.00 per share.

Options granted under our 2004 Plan generally have a four-year vesting period and expire ten years after grant. Most of our stock options vest ratably during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested stock options expected to vest was approximately $2.6 million at September 30, 2006 with a remaining weighted average period of approximately 21 months over which such expense is expected to be recognized. Upon exercise of stock options, we typically issue new shares of our common stock (as opposed to using treasury shares).

On August 25, 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested employee stock options issued under our 2004 Plan that have an exercise price in excess of $10.00 per share. Pursuant to this action, options to purchase approximately 1.4 million shares of our common stock became exercisable immediately. Based on the closing price on August 24, 2005 of $6.35, none of these options had intrinsic economic value at the time. The vesting acceleration enabled the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of SFAS 123(R) in January 2006. As a result of this change, the Company expects to reduce the pre-tax stock option expense it otherwise would have been required to record under SFAS 123(R) by approximately $7.8 million over a four-year period of which approximately $2.5 million would be avoided in 2006.

The fair market value of each option grant for all periods presented has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	September 30,
	2005	2006
Expected option lives	4 to 5 years	4 to 5 years
Risk-free interest rates	3.43%	4.63%
Expected volatility	37.4%	50.0%
Dividend yield	0%	0%

Expected volatilities are based on historical volatility of the stock of the Company and guideline companies. The expected life of options granted is based on historical experience and on the terms and conditions of the options. The risk-free rates are based on the U.S. Treasury Strip yield in effect at the time of the grant.

A summary of the Company’s stock option activity (including options granted outside the Plan to non-employees) during the first nine months of 2006 is presented below:

	Number of options	Weighted Average Exercise Price
Outstanding, at January 1, 2006	2,639,173	$12.09
Granted	1,137,356	5.00
Exercised	(533,688)	0.25
Forfeited	(464,605)	16.15

Outstanding, at September 30, 2006	2,778,236	$10.72

Options exercisable at September 30, 2006	1,547,537	$15.22

The weighted average grant date fair value of options granted during the year was $2.88. The following table summarizes information with respect to stock options outstanding and exercisable at September 30, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Years Remaining on Contractual Life	Number Exercisable
$0.16 - $1.00	302,549	5.4	297,725
$1.01 - $4.00	68,227	6.5	53,331
$4.01 - $7.00	1,195,576	9.8	57,479
$7.01 - $9.00	166,200	7.6	93,318
$9.01 - $16.00	334,311	8.2	334,311
$16.01 - $20.00	96,873	7.9	96,873
$20.01 - $25.00	9,750	8.4	9,750
$25.01 - $26.55	604,750	8.4	604,750

	2,778,236		1,547,537

Total vested and expected to vest	2,550,256	8.5

Total Intrinsic Value	$2.1 million		$1.7 million

The intrinsic value of options exercised during the nine months ended September 30, 2006 is approximately $4.1 million. The fair value of options vested during the nine months ended September 30, 2006 is approximately $314,000. The weighted-average exercise price of options vested and expected to vest as of September 30, 2006 was $11.14 per share.

Restricted Stock Awards

Restricted stock awards granted under our 2004 Plan generally have a three-year vesting period. Most of our restricted stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for restricted stock awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested restricted stock awards expected to vest was approximately $2.0 million at September 30, 2006 with a remaining weighted average period of approximately 12 months over which such expense is expected to be recognized. The fair value of shares that vested during the nine months ended September 30, 2006 was approximately $743,000.

Restricted stock activity for the first nine months of 2006 is presented below:

	2006 Number of shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at January 1, 2006	590,845	$6.25
Granted	50,000	4.63
Vested during period	(176,546)	(5.98)
Forfeited	(141,750)	(7.30)

Unvested at September 30, 2006	322,549	$5.68

Performance Share Awards

Pursuant to the 2004 Plan, in the third quarter of 2006, the Company entered into Performance Share Award Agreements (the “Award Agreements”) whereby it granted performance share awards (the “Awards”) to certain executives of the Company. These Awards provide recipients with the opportunity to earn shares of common stock of the Company, the number of which shall be determined pursuant to, and subject to the attainment of performance goals. The performance goals are determined based on the compound annual revenue growth and annual growth in earnings before interest, taxes, depreciation, amortization and non–cash compensation expenses margin of the Company. Under SFAS 123(R), accruals of compensation cost for an award with a performance condition is based on the probable outcome of the performance conditions. As of September 30, 2006, management has assessed that it is not probable that the Company will attain the future performance goals as set forth in the Award Agreements. The Company may record stock-based compensation expense in future periods related to these Awards if it becomes probable that any of the future performance goal will be achieved.

3. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options and warrants as if they were exercised. The dilutive effect of outstanding options and unvested restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which in the nine month period ended September 30, 2006 includes consideration of stock-based compensation required by SFAS 123(R).

The following is a reconciliation of the basic weighted average number of common shares outstanding to diluted weighted average number of common and common share equivalents outstanding:

	Nine Months Ended September 30,
	2005	2006
Basic number of common shares outstanding	24,546,009	25,159,233
Dilutive effect of unvested restricted stock, stock options and warrants	1,117,935	472,380

Dilutive number of common and common share equivalents	25,663,944	25,631,613

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been antidilutive:

	September 30,
	2005	2006
Stock options	1,405,284	1,555,756
Warrants	—	7,689

4. INCOME TAXES

The Company recorded an income tax provision of $215,018 for the nine months ending September 30, 2006, based upon the Company’s estimated effective annual tax rate of approximately 6.1%. The difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards, the impact of state taxes and the true-up of actual income taxes paid in 2006 related to 2005 versus the income tax provision recorded for the year ended December 31, 2005.

5. STOCKHOLDERS’ EQUITY

The table below summarizes the issued share activity for the Company’s common stock since December 31, 2005. Treasury shares held by the Company are included in these balances:

Balance as of December 31, 2005	25,413,202
Forfeiture of restricted stock	(141,750)
Restricted stock grants	50,000
Exercise of options	533,688

Balance as of September 30, 2006	25,855,140

During the quarter ended September 30, 2006, certain restricted stock grants vested. In order to satisfy the collection of applicable withholding taxes of $238,610 related to the vesting of shares and in accordance with the restricted stock agreements, the award holders surrendered an aggregate of 49,198 shares of common stock based on the market value of the shares on the date of surrender. These shares were accounted for as treasury stock as of September 30, 2006.

6. RESTRUCTURING CHARGES

During 2001 and 2002, the Company exited two separate facilities and accordingly recorded charges for the future lease obligations, net of estimated sub-lease income. The table below shows the amount of the charges and the cash payments related to those liabilities.

Balance as of December 31, 2005	$2,224,798
Cash payments	(379,533)

Balance as of September 30, 2006	$1,845,265

As of September 30, 2006, $0.5 million of the $1.8 million balance is recorded in accrued liabilities and $1.3 million is recorded in other long-term liabilities.

7. PROPERTY AND EQUIPMENT

As of September 30, 2006, the Company decommissioned certain fixed assets located at its Exchange Delivery Point in New York City. Management is committed to selling this equipment and expects to recover the carrying amount, which is approximately $131,000 as of September 30, 2006. The Company believes these assets will be sold no later than the end of the third quarter of fiscal 2007. On September 30, 2006, the Company determined that the plan of sale criteria in SFAS No, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. The carrying value of this equipment that is held for sale is included in “prepaids and other current assets” as of September 30, 2006. The carrying amount of this equipment as of December 31, 2005 was approximately $175,000, which is included in “property and equipment, net”.

8. COMMITMENTS AND CONTINGENCIES

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

World Access Proceeding

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group (collectively “the Debtors”), filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855,000. The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors confirmed a Plan of Liquidation which created a trust to proceed with liquidating avoidance actions. The Trustee has been substituted as the Plaintiff in all avoidance actions. At a scheduling conference held on October 12, 2005, the Court set discovery cut-off dates which have been continued for cases where the Trustee seeks to recover in excess of $100,000, at the request of the Trustee. Plaintiff’s responses to certain discovery requests are due in November. The current discovery schedule requires the completion of non-expert discovery by January 29, 2007, designates May 1, 2007 as the deadline for parties to file dispositive motions and, sets May 29, 2007 as the date by which the parties must file a joint pre-trial statement. The next status hearing for all adversary cases (approximately 50) where the amount of the recovery sought by the Trustee exceeds $100,000 is scheduled for December 5, 2006. The foregoing dates are uniform for all adversary cases (approximately 50) where the amount of the recovery sought by the Trustee exceeds $100,000 and may be further amended by the agreement of the parties. Based on the revised discovery plan and a statement from the Court at the scheduling conference, it does not appear that the Court will be ready to try any of the adversary proceedings before September 2007.

Octane Proceeding

On May 27, 2003, we received a demand letter from counsel for Octane Capital Management and its affiliate, Octane Capital Fund I, L.P. (collectively “Octane”), demanding the right to purchase up to $2.8 million of our shares of Series E preferred stock on the same terms as originally set forth in a Securities Purchase Agreement dated as of July 3, 2001. Additionally, the letter demanded the right to convert Octane’s investment in shares of our Series D preferred stock into shares of Series D-1 preferred stock pursuant to the terms of such purchase agreement. The Octane demand letter also alleged violations of Octane’s rights under a Second Amended and Restated Investors’ Rights Agreement dated as of March 7, 2000 (the “Investors’ Rights Agreement”), including, among other allegations, the allegation that Octane did not receive proper advance notice of the complete terms of our Series E preferred stock offering. Arbinet denies all of the allegations. On May 28, 2003, we sent notice to all stockholders, including Octane, indicating our plan to defend against these claims.

On September 1, 2004, after no contact with us for over a year, Octane contacted our representatives to renew its demand against us. We responded to Octane’s demand, denying all allegations of wrongdoing.

On December 10, 2004, we received a complaint filed that day by Octane and Amerindo Technology Growth Fund II Inc. (“ATGF”), another investor of the Company, in the United States District Court for the Southern District of New York, entitled Octane Capital Fund, L.L.P. et al. v. Arbinet-thexchange, Inc., Civil Action No. 04-CV-9759 (KMW). Octane and ATGF filed an amended complaint with the court on December 13, 2004, amending and replacing the December 10, 2004 complaint. The amended complaint alleged, among other things, that we breached terms of the Investors’ Rights Agreement by failing to give Octane and ATGF proper advance notice of the complete terms of our Series E preferred stock offering. The amended complaint sought money damages for both Octane and ATGF for the alleged breach of contract. On February 11, 2005, we filed our answer to the amended complaint, denying all liability, and filed counterclaims against Octane and ATGF for, among other claims, breach of the Investors’ Rights Agreement in connection with their conduct seeking additional shares of stock and other relief.

It is our position that Octane waived the right to participate in the Series E preferred stock offering and to receive notice from us relating to such offering, and that, in addition, sufficient notice was provided to Octane and ATGF. Prior to the Series E preferred stock offering, we received notice from a representative of Octane indicating that Octane was planning not to exercise its rights to participate in the Series E preferred stock offering due to its capital constraints. In such notice, Octane did not reference that any potential terms would impact its decision not to participate in the Series E preferred stock offering. We believe, however, that sufficient notice of the terms of the Series E preferred stock offering was given to Octane and ATGF. In that regard, on June 15, 2001, we sent Octane and ATGF, along with other potential investors, notice of the general terms of the Series E preferred stock offering. Consistent with its earlier notice informing us that it did not intend to participate in the Series E preferred stock offering, Octane did not respond to this notice and contends that there was no waiver. ATGF did not indicate an interest in participating in the Series E preferred stock offering under the terms of the June 15, 2001 notice. The June 15, 2001 notice included a statement that we might change the pre-investment capitalization in order to incent previous investors to purchase Series E preferred stock. However, Octane and ATGF alleged that the notice was insufficient because it failed to disclose different and more favorable terms ultimately included in the Securities Purchase Agreement dated July 3, 2001.

On May 9, 2005, the plaintiffs filed an unopposed motion to dismiss this case in federal court without prejudice for lack of subject matter jurisdiction. The court granted the plaintiffs’ motion on the same day. On November 4, 2005, Octane renewed the lawsuit by filing a substantially similar complaint in the Superior Court of New Jersey, Middlesex County, in an action entitled Octane Capital Fund I, L.P. v. Arbinet-thexchange, Inc., Docket No. MID-L-7990-05. Octane is the only plaintiff in the case. On October 3, 2006, we filed an answer denying all liability and asserting counterclaims against Octane for, among other reasons, breach of the Investors’ Rights Agreement in connection with Octane’s conduct seeking additional shares of stock and other relief. We intend to defend vigorously against the claims.

Mashinsky Series E Proceeding

On May 13, 2005, we received a letter from counsel representing Alex Mashinsky, our founder, former officer and a current director, together with a draft complaint and a draft press release, threatening to commence litigation in the Southern District of New York against us, as well as against Communications Ventures III, L.P., one of our stockholders, our Chairman Anthony L. Craig, former director Roland A. Van der Meer, and our President, Chief Executive Officer and director J. Curt Hockemeier, if we do not agree to an “amicable settlement” with him. Mr. Mashinsky alleges breach of fiduciary duty, self-dealing, fraud, and breach of contract in connection with our Series E preferred stock offering consummated in 2001, asserting over $90 million in damages. According to his correspondence he “is prepared to discuss settlement of this matter at an amount representing a significant discount.” We believe that his allegations are without merit. In a loan settlement agreement dated July 9, 2004, Mr. Mashinsky acknowledged and agreed that, in June 2001, he had consented to the Series E preferred stock offering. By letter dated May 31, 2005, the Company and other potential defendants responded to Mr. Mashinsky’s letter, denying any liability and describing potential counterclaims that would be asserted against Mr. Mashinsky should he pursue his claims. If Mr. Mashinsky commences litigation against us, we intend to vigorously defend against his claims.

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

These lawsuits allege violations of the registration and anti-fraud provisions of the federal securities laws due to alleged statements in and omissions from Arbinet’s initial public offering registration statement, as well as statements made by the Company following the initial public offering. The complaints seek, among other things, unspecified damages and costs associated with the litigation.

On December 6, 2005, Sandra Schwartz was appointed Lead Plaintiff in the class action securities litigation. The separate securities class action lawsuits that were filed in the federal courts in New Jersey were consolidated into the action entitled In re Arbinet-thexchange, Inc. Securities Litigation, C.A. No. 05-CV-04444-JLL_RJH (D. N.J.)

On February 17, 2006, the Consolidated and Amended Complaint (“Amended Complaint”) was filed with the court. The Amended Complaint continues to allege violations of the registration and anti-fraud provisions of the federal securities laws due to alleged statements in and omissions from Arbinet’s initial public offering registration statement. The Amended Complaint seeks, among other things, unspecified damages and costs associated with the litigation. On April 28, 2006, we filed a motion to dismiss the Amended Complaint, based on the argument that there are no false or misleading statements and no material omissions in the initial public offering registration statement. On June 30, 2006, the Lead Plaintiff filed her opposition to our motion to dismiss. On September 13, 2006, we filed our reply brief in support of the motion to dismiss. We continue to believe the claims against us are without merit and intend to defend the litigation vigorously.

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

On February 8, 2006, the parties attended an initial conference with the Magistrate Judge assigned to the case for the purposes of setting a schedule for the case. No case schedule has been issued yet. Discovery has begun in the case. The parties negotiated and the court entered a Protective Order to govern the treatment of the confidential and proprietary information of the parties during the case. On March 30, 2006, we served a set of discovery requests on counsel for World-Link. Shortly thereafter, World-Link served discovery requests on our counsel. World-Link responded to our discovery requests and produced documents to us on June 1, 2006. We responded to World-Link’s discovery requests on June 8, 2006 and produced documents to World-Link subsequently. On September 22, 2006, the court issued an order referring the case to mediation. According to the mediation order, which was subsequently modified by the court, the parties are to select a mediator by November 10, 2006 and mediate prior to the next status conference, which is scheduled for December 8, 2006.

CHVP Proceeding

On April 6, 2006, CHVP Founders Fund I, L.P. (“CHVP”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York. CHVP seeks damages of over $1.87 million related to the transfer, by our founder and current director, Alex Mashinsky, of three million shares of our common stock to CHVP. CHVP had previously been sued by Mr. Mashinsky regarding the same transfer of shares. CHVP claims that we interfered with its ability to sell the shares during a 90-day period from December 2004 to March 2005, and alleges claims for violation of the Uniform Commercial Code, conversion, and breach of contract. On May 22, 2006, we filed our Answer and Counterclaim denying liability, and asserting counterclaims against CHVP for a declaratory judgment that the transfer of Mr. Mashinsky’s shares to CHVP is void or voidable, that Arbinet did not improperly interfere with CHVP’s sale of Arbinet stock during the lock up period, and that Mr. Mashinsky’s shares were subject to a particular market stand-off restriction pursuant to operative agreements. In addition, we filed a Third Party Complaint against Mr. Mashinsky requesting the same declaratory judgment described above, and asserted claims for breach of contract, breach of implied covenant of good faith and fair dealing, negligence, indemnification, and common law contribution in connection with Mr. Mashinsky’s transfer of Arbinet shares to CHVP. On June 12, 2006, CHVP filed its reply to our counterclaims, denying all liability, and on August 1, 2006, CHVP filed a motion for summary judgment on its claims. We filed our opposition to the summary judgment motion on August 28, 2006 and CHVP filed its reply brief on September 8, 2006. The court has scheduled a hearing on the motion for November 9, 2006.

Mashinsky/Marmon Disclosure Proceeding

On April 11, 2006, we learned that our founder and current director Alex Mashinsky and Robert Marmon had obtained and disclosed our confidential strategic planning information to third parties in connection with the proxy contest they commenced seeking to elect themselves to our Board of Directors at our 2006 Annual Meeting of Stockholders. On April 13, 2006, we sent a cease and desist letter to Messrs. Mashinsky and Marmon demanding that they stop misappropriating our confidential information, return all copies to us, provide us with a list of all parties to whom they disclosed our confidential information, and issue corrective statements to those parties to whom they have disclosed confidential information. Messrs. Mashinsky and Marmon did not substantively respond to our letter, and did not agree to stop misappropriating and using our confidential information. On April 26, 2006, we filed a lawsuit and a motion for a preliminary injunction against them in the United States District Court for the District of New Jersey. Among other things, we allege that Messrs. Mashinsky and Marmon have disclosed our highly confidential information and breached contractual and fiduciary duties to the Company by misappropriating our confidential and proprietary information to use it for their own purposes, and we seek injunctive relief to protect our confidential information. On May 17, 2006, Messrs. Marmon and Mashinsky filed an opposition to our motions for preliminary injunction and expedited scheduling, and returned to us one copy of the Arbinet document they had in their possession. On May 19, 2006, we filed a reply to the opposition of Messrs. Marmon and Mashinsky, and moved that the confidential document returned to us be filed under seal with the court for its review. Messrs. Marmon and Mashinsky opposed our motion to file the confidential document under seal on May 26, 2006, and we filed our reply the following day. The court granted our motion to file the document under seal on September 28, 2006.

9. SUBSEQUENT EVENT

On October 23, 2006, we announced that our Board of Directors formed a special committee of independent directors (the “Special Committee”) to explore a broad range of strategic alternatives to enhance shareholder value. These alternatives include, but are not limited to, a revised business plan, operating partnerships, joint ventures, strategic alliances, a recapitalization, and the sale or merger of the Company. The Special Committee is composed of Robert C. Atkinson, Michael J. Donahue, Roger H. Moore and Michael J. Ruane, each an independent director of Arbinet. Mr. Donahue will serve as the Chairman of the Special Committee. The Special Committee has retained Jefferies & Company, Inc. as its financial advisors and Goodwin Procter LLP as its legal counsel to assist it in its work. As Chairman of the Special Committee, Mr. Donahue will receive a one-time payment of $35,000. The other members of the Special Committee will each receive a one-time payment of $25,000.

We cannot assure you that this strategic alternatives review process will result in any changes to the Company’s current business plan or any transaction or agreement. We undertake no obligation to provide updates on the progress or status of the strategic alternatives review process or of any strategic alternatives under consideration. We do not intend to disclose developments or provide updates on the progress or status of the strategic alternatives review process or of any strategic alternatives under consideration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Prior Financial Information

On October 2, 2006, the Company announced that it had identified errors related to certain stock option agreements arising out of a misinterpretation of the expiration terms of those agreements (collectively, the “Stock Option Agreements”). Specifically, the Stock Option Agreements had a five-year term but were treated as having a nine-year term. In addition, the Company identified clerical errors resulting in the exercise of stock options in excess of the original grant amount, which occurred in the first half of 2005. These stock options were granted prior to the Company’s initial public offering in 2004. Based on this, the Company concluded that the Company’s financial statements for the years ended December 31, 2004 and 2005 should be restated and that the Company’s financial statements for the quarters ended June 30, 2004 and March 31, 2005, and for the year ended December 31, 2005 should no longer be relied upon. These adjustments have no effect on the Company’s cash position, reported revenue for the recently completed quarter or any previous periods, or Arbinet’s ongoing business. As such, the Company amended its Form 10-K for the fiscal year ended December 31, 2005 to include the restated annual and quarterly financial information. The quarterly financial statements contained in this quarterly report should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. Please refer to Note 1 “Summary of Significant Accounting Policies – Restatement of Prior Financial Information” in the Notes to the Consolidated Financial Statements for further details concerning this restatement.

Special Committee to Consider Strategic Alternatives

On October 23, 2006, we announced that our Board of Directors formed a Special Committee of independent directors (the “Special Committee”) to explore a broad range of strategic alternatives to enhance shareholder value. These alternatives include, but are not limited to, a revised business plan, operating partnerships, joint ventures, strategic alliances, a recapitalization, and the sale or merger of the Company. The Special Committee is composed of Robert C. Atkinson, Michael J. Donahue, Roger H. Moore and Michael J. Ruane, each an independent director of Arbinet. Mr. Donahue will serve as the Chairman of the Special Committee. The Special Committee has retained Jefferies & Company, Inc. as its financial advisors and Goodwin Procter LLP as its legal counsel to assist it in its work. As Chairman of the Special Committee, Mr. Donahue will receive a one-time payment of $35,000. The other members of the Special Committee will each receive a one-time payment of $25,000.

We cannot assure you that this strategic alternatives review process will result in any changes to the Company’s current business plan or any transaction or agreement. We undertake no obligation to provide updates on the progress or status of the strategic alternatives review process or of any strategic alternatives under consideration. We do not intend to disclose developments or provide updates on the progress or status of the strategic alternatives review process or of any strategic alternatives under consideration.

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

We record trading revenues because:

•	all traffic traded on our exchange is routed through one of our switches; and

•	we are obligated to pay sellers for the minutes they sell on our exchange regardless of whether we ultimately collect from buyers.

Our fee revenues include the amounts we charge buyers and sellers for the following:

•	fees generally based on the number of minutes or megabytes which are routed through our switches collectively referred to as access fees, which comprised approximately 76% and 75% of our fee revenues for the nine months ended September 30, 2005 and 2006, respectively;

•	a credit risk management fee, which is a charge for the credit management, clearing and settlement services we provide;

•	for certain members, a fee to join our exchange; and

•	additional services as utilized by our members for items such as premium service offerings and accelerated payment terms.

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

Business Development

We will continue to seek to increase our trading volume. We aim to achieve this by increasing participation on our exchange from existing members, increasing membership on our exchange, expanding our global presence, developing and marketing complementary services and leveraging our platform to allow the trading, routing and settling of other digital goods. We currently have Exchange Delivery Points (“EDPs”) in New York City, London, Los Angeles, Frankfurt, Miami, and Hong Kong. We plan to expand our presence in the high-growth markets of Asia (through our EDP in Hong Kong) and Latin America (through our EDP in Miami, Florida). We can initially establish an EDP in a new market without any additional capital by directly connecting the new EDP to one of our existing EDPs through a leased network, as we have accomplished for our EDPs in Frankfurt and Miami. Once we have sufficient business in a new market, we may install a new switch for the EDP in that market for a cost of approximately $1.0 million. We plan to develop, market and expand services that are complementary to our existing offerings, including enhanced trading, credit and clearing services and switch partitioning. In addition, we are well underway on the execution of our strategic initiatives, which include: launching new products and services, such as PrivateExchangeSM and AssuredAxcessSM, that enable communications service providers to move more traffic across what the Company believes is the industry’s lowest cost platform; introducing a Voice over Internet Protocol (“VoIP”) Peering SolutionSM that helps the industry address the increased complexity of routing calls across traditional and VoIP networks; and developing new vertical markets that leverage Arbinet’s platform and expertise in automating the buying and selling, digital delivery and settlement of digital goods.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and often involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates these estimates and judgments, including those related to bad debts, income taxes, long-lived assets, restructuring, contingencies, litigation and stock-based compensation on an ongoing basis. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates because we did not estimate correctly.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Long-lived assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business; and

•	significant industry, economic or competitive trends.

•	Income taxes. We have net deferred tax assets, reflecting net operating loss (“NOL”) carryforwards and other deductible differences, which may reduce our taxable income in future years. The majority of these net deferred tax assets are offset by a valuation allowance, reducing the tax benefit recognized related to these net deferred tax assets. We are required to periodically assess the realization of our deferred tax assets and changes in circumstances may require adjustments in future periods. The amount of net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If it becomes more likely than not that we will recognize future tax benefit from the deferred tax assets, we may need to reverse some or all of our valuation allowance. When evaluating the ability for the Company to record a net deferred tax asset, FASB Statement No. 109, “Accounting for Income Taxes” requires us to consider all sources of taxable income as well as all available evidence to determine that it is more likely than not that we will be able to utilize this asset. We will continue to refine and monitor all available evidence during future periods in order to evaluate the recoverability of our deferred tax assets.

•	Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of members on our exchange to make required payments. The amount of our allowance is based on our historical experience and an analysis of our outstanding accounts receivable balances. If the financial condition of our members deteriorates, resulting in additional risk in their ability to make payments to us, then additional allowances may be required which would result in an additional expense in the period that this determination is made. While credit losses have historically been within our range of expectations and our reserves, we cannot guarantee that we will continue to experience the same level of losses that we have in the past.

•	Goodwill and Other Intangible Assets. We follow the guidance of SFAS No. 142. “Goodwill and Other Intangible Assets,” which requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead goodwill is subject to an annual assessment for impairment by applying a fair value approach. In assessing the recoverability of goodwill and other intangibles, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets.

•	Stock-based Compensation. On January 1, 2006, we adopted SFAS 123(R) using the modified prospective method for the transition. Under the modified prospective method, stock compensation expense will be recognized for any option grant or stock award granted on or after January 1, 2006, as well as the unvested portion of stock options granted prior to January 1, 2006, based upon the award’s fair value. For fiscal 2005 and earlier periods, we have accounted for stock options using the intrinsic value method under which stock compensation expense is not recognized because we granted stock options with exercise prices equal to the fair market value of the shares at the date of grant.

Most of our stock options are subject to graded vesting in which portions of the option award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. The stock-based compensation expense recorded in our consolidated financial statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of options issued in past years (which level may not be similar in the future), assumptions used in determining fair value, and estimated forfeitures. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the option grant (which is determined by using the historical closing prices of the stock of the Company and guideline companies), the expected dividend yield (0%), and the expected weighted average option lives (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Results of Operations

Comparison of Nine months Ended September 30, 2005 and 2006

Trading revenues and cost of trading revenues

Trading revenues decreased 2.2% from $367.4 million for the nine months ended September 30, 2005 to $359.5 million for the nine months ended September 30, 2006. The decrease in trading revenues was principally due to a lower average trade rate per minute. Specifically the factors affecting trading revenues included:

•	A total of approximately 9.0 billion minutes were bought and sold on Arbinet’s exchange in both the nine months ended September 30, 2006 and September 30, 2005. Completed calls in the nine months ended September 30, 2006 were 1.049 billion, a decrease of 2.2% from 1.074 billion completed calls for the nine months ended September 30, 2005. The average call duration on our exchange for the nine months ended September 30, 2006 was 4.3 minutes per call compared to 4.2 minutes per call for the nine months ended September 30, 2005. The higher average call duration was primarily a result of a change in the mix of geographic markets traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

•	The number of members trading on our exchange increased from 384 on September 30, 2005 to 522 on September 30, 2006 as the recently introduced associate membership program drove member growth.

•	The average trade rate, which represents the average price per minute of completed calls on the exchange, for the nine months ended September 30, 2006 was $0.080 per minute compared to $0.082 per minute in the nine months ended September 30, 2005. The lower average trade rate per minute was driven by the mix of markets and routes that were traded on the exchange in the respective periods and overall per minute price decline in the international voice business. The volatility in average trade rate is expected to continue in the future.

As a result of decreases in trading revenues, cost of trading revenues decreased 2.0% from $366.9 million for the nine months ended September 30, 2005 to $359.5 million for the nine months ended September 30, 2006.

Fee revenues

Fee revenues decreased 5.0% from $36.8 million for the nine months ended September 30, 2005 to $35.0 million for the nine months ended September 30, 2006. Fee revenues decreased primarily as a result of decreases in average fee per minute. Average fee revenue per minute was $0.0039 in the nine months ended September 30, 2006 compared to $0.0041 in the nine months ended September 30, 2005. Average fee revenue per minute declined as a result of lower access fees and the decline in the average trade rate impacted credit risk management fees and RapidClear fees, which are charged as a percentage of trading revenues. In addition, the nine months ended September 30, 2005 included certain fee revenues related to a customer contract that expired in December 2005 in the legacy Band-X portion of our data on thexchange business.

Operations and development

Operations and development costs increased 5.6% from $11.0 million for the nine months ended September 30, 2005 to $11.6 million for the nine months ended September 30, 2006. This increase was the result of increased interconnection costs mainly to support the Hong Kong EDP, which was introduced in the third quarter of 2005, higher consulting expense and overall higher compensation expense.

Sales and marketing

Sales and marketing expenses increased 5.4% from $5.6 million for the nine months ended September 30, 2005 to $5.9 million for the nine months ended September 30, 2006. This increase was primarily the result of higher compensation expense.

General and administrative

General and administrative expenses increased 43.6% from $9.4 million for the nine months ended September 30, 2005 to $13.5 million for the nine months ended September 30, 2006. This increase was primarily the result of higher legal and related costs of $2.8 million, which includes costs related to the proxy contest in connection with the election of two Class II Directors at our 2006 Annual Meeting of Stockholders. Expenses incurred by the Company in the nine months ended September 30, 2006 related to this proxy contest were approximately $1.9 million. Also contributing to this increase were higher compensation expense of $0.3 million; higher accounting fees of $0.3 million; higher bad debt expense of $0.3 million and higher insurance expense of $0.2 million.

Depreciation and amortization

Depreciation and amortization decreased 25.6% from $6.9 million for the nine months ended September 30, 2005 to $5.2 million for the nine months ended September 30, 2006. This resulted from certain fixed assets that became fully depreciated over the course of 2005 and 2006.

Reimbursement for/gains from litigation settlements

In May 2005, the Company received $1.45 million from one of its insurers as reimbursement of certain legal expenses and settlement costs related to a previous legal matter. During June 2006, we settled certain litigation for $93,000 less than the amount previously accrued.

Interest and other income/expense

Interest income increased from $1.1 million for the nine months ended September 30, 2005 to $2.3 million for the nine months ended September 30, 2006. This increase was primarily due to increased rates of return and larger balances of invested cash, cash equivalents and marketable securities in the 2006 period versus the 2005 period. Other income (expense), net includes net gains (losses) resulting from foreign currency transactions of approximately $(0.3) million for the nine months ended September 30, 2005 and $0.8 million for the nine months ended September 30, 2006. The gain from foreign currency transactions in the nine months ended September 30,

2006 is primarily due to the weakening of the U.S. dollar versus the British pound from December 31, 2005 to September 30, 2006 and its effect on a U.S. dollar-denominated liability on the books of the Company’s U.K. subsidiary.

Provision for income taxes/income tax benefit

The Company recorded an income tax provision of approximately $811,000 for the nine months ended September 30, 2005 and an income tax provision of approximately $215,000 for the nine months ended September 30, 2006. The effective tax rate used to calculate the provision was approximately 11.9% and 6.1% for the nine months ended September 30, 2005 and 2006, respectively. For 2006, the difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s NOL carryforwards, the impact of state taxes and the true-up of actual income taxes paid in 2006 related to 2005 versus the income tax provision recorded for the year ended December 31, 2005.

Discontinued operations

Management reevaluated its accruals for liabilities related to a discontinued operation from 1999 and determined that approximately $225,000 continued to be required as of September 30, 2006 and is recorded in other long-term liabilities. Accordingly, the reversal of accruals for $121,388, net of income tax of $4,477, was recognized as income from discontinued operations in the nine months ended September 30, 2006.

Comparison of Three Months Ended September 30, 2005 and 2006

Trading revenues and cost of trading revenues

Trading revenues increased 3.3% from $122.1 million for the three months ended September 30, 2005 to $126.0 million for the three months ended September 30, 2006. The increase in trading revenues was principally due to a higher average trade rate per minute. Specifically the factors affecting trading revenues included:

•	A total of approximately 3.0 billion minutes were bought and sold on our exchange in the three months ended September 30, 2006 and September 30, 2005. Completed calls in the three months ended September 30, 2006 were 369.8 million, an increase of 2.8% from 359.7 million for the three months ended September 30, 2005. The average call duration on our exchange for the three months ended September 30, 2006 was 4.1 minutes per call compared to 4.2 minutes per call for the three months ended September 30, 2005. The lower average call duration was primarily a result of a change in the mix of geographic markets traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

•	The number of members trading on our exchange increased from 384 on September 30, 2005 to 522 on September 30, 2006 as the recently introduced associate membership program drove member growth.

•	The average trade rate for the three months ended September 30, 2006 was $0.083 per minute compared to $0.081 per minute in the three months ended September 30, 2005. The higher average trade rate per minute was driven by the mix of markets and routes that were traded on the exchange in the respective periods. The volatility in average trade rate is expected to continue in the future.

As a result of an increase in trading revenues, cost of trading revenues increased 3.5% from $121.9 million for the three months ended September 30, 2005 to $126.1 million for the three months ended September 30, 2006.

Fee revenues

Fee revenues decreased by 8.4% from $12.9 million for the three months ended September 30, 2005 to $11.8 million for the three months ended September 30, 2006. Average fee revenue per minute was $0.0039 in the three months ended September 30, 2006 compared to $0.0041 in the three months ended September 30, 2005. Average fee revenue per minute declined as a result of lower access fees and the decline in the average trade rate impacted RapidClear fees, which are charged as a percentage of trading revenues.

Operations and development

Operations and development costs increased 10.6% from $3.4 million to $3.8 million for the three months ended September 30, 2005 and September 30, 2006, respectively. This increase was primarily the result of higher compensation expense, a portion of which is related to additional stock-based compensation expense as a result of adopting SFAS 123(R) as of January 1, 2006.

Sales and marketing

Sales and marketing expenses increased 16.6% from $1.8 million to $2.1 million for the three months ended September 30, 2005 and September 30, 2006, respectively. This increase was primarily the result of higher compensation expense, a portion of which is related to additional stock-based compensation expense as a result of adopting SFAS 123(R) as of January 1, 2006.

General and administrative

General and administrative expenses increased 32.1% from $3.2 million for the three months ended September 30, 2005 to $4.3 million for the three months ended September 30, 2006, respectively. This increase was primarily the result of higher legal and related costs of $0.5 million; higher bad debt expense of $0.3 million; and higher insurance expense of $0.1 million.

Depreciation and amortization

Depreciation and amortization decreased 20.8% from $2.1 million to $1.6 million for the three months ended September 30, 2005 and September 30, 2006, respectively. This resulted from certain fixed assets that became fully depreciated over the course of 2005 and 2006.

Interest and other income/expense

Interest income increased from $0.5 million for the three months ended September 30, 2005 to $0.8 million for the three months ended September 30, 2006. This increase was primarily due to increased rates of return and larger balances of invested cash, cash equivalents and marketable securities in the 2006 period versus the 2005 period. Other income (expense), net includes net gains resulting from foreign currency transactions of approximately $0.3 million for the three months ended September 30, 2006. The gain from foreign currency transactions in the three months ended September 30, 2006 is primarily due to the weakening of the U.S. dollar versus the British pound from December 31, 2005 to September 30, 2006 and its effect on a U.S. dollar-denominated liability on the books of the Company’s U.K. subsidiary.

Provision for income taxes/income tax benefit

The Company recorded an income tax provision of approximately $320,000 for the three months ended September 30, 2005 and an income tax provision of approximately $217,000 for the three months ended September 30, 2006. The three months ended September 30, 2006 includes a true-up of actual income taxes paid in 2006 related to 2005 versus the income tax provision recorded for the year ended December 31, 2005.

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

During the nine months ended September 30, 2006, we made approximately $5.4 million of capital expenditures related primarily to the purchase of telecommunications switching equipment and amounts paid for software development which was capitalized. At September 30, 2006 we had cash and cash equivalents of $30.9 million and marketable securities of $30.6 million. We also are party to a $25.0 million lending facility with Silicon Valley Bank (“SVB”), under which we can borrow against our accounts receivable and general corporate assets. As of September 30, 2006, we had the full $25.0 million available to us, as no amounts were outstanding under this facility. Our current credit facility with SVB expires on May 25, 2007. We believe that our current cash balances and cash flows from operating activities should be sufficient for us to fund our current operations for the foreseeable future. To the extent we require additional capital to fund our working capital or capital expenditures, we intend to seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all.

The following table sets forth components of our cash flows for the following periods:

	Nine Months Ended September 30,
	2005	2006
Net cash provided by operating activities	$14,156,436	$3,613,705
Net cash used in investing activities	(27,036,846)	(12,728,678)
Net cash used in financing activities	(2,174,715)	(804,598)

Cash provided by operating activities

Cash provided by operations for the nine months ended September 30, 2006 was primarily attributable to net income of $1.3 million, depreciation and amortization of $5.2 million, offset by cash used by the change in operating net assets of $2.9 million. Cash provided by operating activities for the nine months ended September 30, 2005 was primarily attributable to net income of $4.9 million and depreciation and amortization of $6.9 million.

Cash used in investing activities

Total capital expenditures for the nine months ended September 30, 2006 were $5.4 million related primarily to the purchase of telecommunications switching equipment and amounts paid for software development which were capitalized. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the nine months ended September 30, 2006 were $43.1 million and $35.7 million, respectively. Total capital expenditures for the nine months ended September 30, 2005 were $5.2 million related primarily to the purchase of computer equipment and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the nine months ended September 30, 2005 were $44.1 million and $23.3 million, respectively.

Cash used in financing activities

Cash used in financing activities for the nine months ended September 30, 2006 was primarily attributable to the repayment of approximately $0.7 million in debt and the purchase of treasury shares of approximately $0.2 million. Cash used in financing activities for the nine months ended September 30, 2005 was primarily attributable to the repayment of approximately $2.4 million in debt.

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

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on our exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on our exchange. As part of managing the credit risk associated with buyers on our exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

•	Netting. We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the nine months ended September 30, 2006, 40% of our trading revenues were offset by selling activity.

•	Credit risk assessment and underwriting. GMAC Commercial Finance LLC (“GMAC”) and SVB each provide us with credit risk assessment and credit underwriting services. Under the terms of our agreements, GMAC and SVB assume the credit risk of selected members so that they may purchase voice calls or Internet capacity on our exchange.

•	Self underwriting. Members can self-finance a credit line with us by prepaying, posting a cash deposit or letter of credit or by placing money in escrow.

•	CreditWatch system. We enter a credit line for each member into our CreditWatch system, which is comprised of the sum of the GMAC credit line, SVB credit line, selling activity, other cash collateral and internal credit. The CreditWatch system regularly monitors a member’s net trading balance and sends email alerts to each member who surpasses 50%, 75% and 90% of its available credit limit and is able to automatically suspend a member’s ability to buy as its net balance reaches its total credit line.

•	Frequent settlement. We have two trading periods per month. Payments from buyers are due fifteen days after the end of each trading period. This frequent settlement reduces the amount outstanding from our buyers. The frequent clearing of trading balances, together with the ability to net buy and sell transactions, allows our members to trade large dollar volumes while minimizing the outstanding balance that needs to be underwritten by additional sources of credit.

We occasionally issue internal credit lines to our members based on our review of a member’s financial statements and payment history with us. Typically, these internal credit lines are in excess of the credit lines issued by our third party underwriters. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. For the nine months ended September 30, 2006, approximately 89% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which 43% were covered by our third party underwriters. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the future, we may elect to increase the amount of our credit we extend to our customers we deem creditworthy in order to reduce our credit underwriting costs. If buyers fail to pay us for any reason and we have not been able or have elected not to secure credit risk protection with respect to these buyers, our business could be adversely affected. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues that could materially affect our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exposure

The financial position and results of operations of our U.K. subsidiary are measured using the British pound as the functional currency. The foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. The percentage of fee revenues denominated in British pounds was approximately 15% for the year ended December 31, 2005 and 12% for the nine months ended September 30, 2006.

Interest rate exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at December 31, 2005 or September 30, 2006. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and at September 30, 2006 our portfolio maturity was relatively short in duration. Assuming an average investment level in short-term interest bearing securities of $40.0 million, a one-percentage point decrease in the applicable interest rate would result in a $400,000 decrease in interest income.

Under the terms of our credit agreement with SVB, our borrowings bear interest at the prime rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10,000 assuming $1.0 million of borrowings. At December 31, 2005 and September 30, 2006, we had no outstanding borrowings under this agreement.

Item 4. Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

Recently, management has instituted a change in internal control over financial reporting to improve the effectiveness of its Disclosure Committee. These actions include changes in the composition of the Disclosure Committee, and the scheduling of formal meetings, at least quarterly, to review the Company’s financial reporting process and compliance with the regulations of the Securities and Exchange Commission. In addition, the Disclosure Committee has developed improved policies and procedures to ensure the proper identification of and accounting for both routine and non-routine significant transactions as well as transactions subject to significant judgments and estimates. Upon identification of such transactions, the Disclosure Committee will provide the related financial information and recommend presentation and disclosure for sufficient and timely review by the principal executive officer and the principal financial officer.

Otherwise no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

World Access Proceeding

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group (collectively “the Debtors”), filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855,000. The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors confirmed a Plan of Liquidation which created a trust to proceed with liquidating avoidance actions. The Trustee has been substituted as the Plaintiff in all avoidance actions. At a scheduling conference held on October 12, 2005, the Court set discovery cut-off dates which have been continued for cases where the Trustee seeks to recover in excess of $100,000, at the request of the Trustee. Plaintiff’s responses to certain discovery requests are due in November. The current discovery schedule requires the completion of non-expert discovery by January 29, 2007, designates May 1, 2007 as the deadline for parties to file dispositive motions and, sets May 29, 2007 as the date by which the parties must file a joint pre-trial statement. The next status hearing for all adversary cases (approximately 50) where the amount of the recovery sought by the Trustee exceeds $100,000 is scheduled for December 5, 2006. The foregoing dates are uniform for all adversary cases (approximately 50) where the amount of the recovery sought by the Trustee exceeds $100,000 and may be further amended by the agreement of the parties. Based on the revised discovery plan and a statement from the Court at the scheduling conference, it does not appear that the Court will be ready to try any of the adversary proceedings before September 2007.

Octane Proceeding

On May 27, 2003, we received a demand letter from counsel for Octane Capital Management and its affiliate, Octane Capital Fund I, L.P. (collectively “Octane”), demanding the right to purchase up to $2.8 million of our shares of Series E preferred stock on the same terms as originally set forth in a Securities Purchase Agreement dated as of July 3, 2001. Additionally, the letter demanded the right to convert Octane’s investment in shares of our Series D preferred stock into shares of Series D-1 preferred stock pursuant to the terms of such purchase agreement. The Octane demand letter also alleged violations of Octane’s rights under a Second Amended and Restated Investors’ Rights Agreement dated as of March 7, 2000 (the “Investors’ Rights Agreement”), including, among other allegations, the allegation that Octane did not receive proper advance notice of the complete terms of our Series E preferred stock offering. Arbinet denies all of the allegations. On May 28, 2003, we sent notice to all stockholders, including Octane, indicating our plan to defend against these claims.

On September 1, 2004, after no contact with us for over a year, Octane contacted our representatives to renew its demand against us. We responded to Octane’s demand, denying all allegations of wrongdoing.

On December 10, 2004, we received a complaint filed that day by Octane and Amerindo Technology Growth Fund II Inc. (“ATGF”), another investor of the Company, in the United States District Court for the Southern District of New York, entitled Octane Capital Fund, L.L.P. et al. v. Arbinet-thexchange, Inc., Civil Action

No. 04-CV-9759 (KMW). Octane and ATGF filed an amended complaint with the court on December 13, 2004, amending and replacing the December 10, 2004 complaint. The amended complaint alleged, among other things, that we breached terms of the Investors’ Rights Agreement by failing to give Octane and ATGF proper advance notice of the complete terms of our Series E preferred stock offering. The amended complaint sought money damages for both Octane and ATGF for the alleged breach of contract. On February 11, 2005, we filed our answer to the amended complaint, denying all liability, and filed counterclaims against Octane and ATGF for, among other claims, breach of the Investors’ Rights Agreement in connection with their conduct seeking additional shares of stock and other relief.

It is our position that Octane waived the right to participate in the Series E preferred stock offering and to receive notice from us relating to such offering, and that, in addition, sufficient notice was provided to Octane and ATGF. Prior to the Series E preferred stock offering, we received notice from a representative of Octane indicating that Octane was planning not to exercise its rights to participate in the Series E preferred stock offering due to its capital constraints. In such notice, Octane did not reference that any potential terms would impact its decision not to participate in the Series E preferred stock offering. We believe, however, that sufficient notice of the terms of the Series E preferred stock offering was given to Octane and ATGF. In that regard, on June 15, 2001, we sent Octane and ATGF, along with other potential investors, notice of the general terms of the Series E preferred stock offering. Consistent with its earlier notice informing us that it did not intend to participate in the Series E preferred stock offering, Octane did not respond to this notice and contends that there was no waiver. ATGF did not indicate an interest in participating in the Series E preferred stock offering under the terms of the June 15, 2001 notice. The June 15, 2001 notice included a statement that we might change the pre-investment capitalization in order to incent previous investors to purchase Series E preferred stock. However, Octane and ATGF alleged that the notice was insufficient because it failed to disclose different and more favorable terms ultimately included in the Securities Purchase Agreement dated July 3, 2001.

On May 9, 2005, the plaintiffs filed an unopposed motion to dismiss this case in federal court without prejudice for lack of subject matter jurisdiction. The court granted the plaintiffs’ motion on the same day. On November 4, 2005, Octane renewed the lawsuit by filing a substantially similar complaint in the Superior Court of New Jersey, Middlesex County, in an action entitled Octane Capital Fund I, L.P. v. Arbinet-thexchange, Inc., Docket No. MID-L-7990-05. Octane is the only plaintiff in the case. On October 3, 2006, we filed an answer denying all liability and asserting counterclaims against Octane for, among other reasons, breach of the Investors’ Rights Agreement in connection with Octane’s conduct seeking additional shares of stock and other relief. We intend to defend vigorously against the claims.

Mashinsky Series E Proceeding

On May 13, 2005, we received a letter from counsel representing Alex Mashinsky, our founder, former officer and a current director, together with a draft complaint and a draft press release, threatening to commence litigation in the Southern District of New York against us, as well as against Communications Ventures III, L.P., one of our stockholders, our Chairman Anthony L. Craig, former director Roland A. Van der Meer, and our President, Chief Executive Officer and director J. Curt Hockemeier, if we do not agree to an “amicable settlement” with him. Mr. Mashinsky alleges breach of fiduciary duty, self-dealing, fraud, and breach of contract in connection with our Series E preferred stock offering consummated in 2001, asserting over $90 million in damages. According to his correspondence he “is prepared to discuss settlement of this matter at an amount representing a significant discount.” We believe that his allegations are without merit. In a loan settlement agreement dated July 9, 2004, Mr. Mashinsky acknowledged and agreed that, in June 2001, he had consented to the Series E preferred stock offering. By letter dated May 31, 2005, the Company and other potential defendants responded to Mr. Mashinsky’s letter, denying any liability and describing potential counterclaims that would be asserted against Mr. Mashinsky should he pursue his claims. If Mr. Mashinsky commences litigation against us, we intend to vigorously defend against his claims.

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

These lawsuits allege violations of the registration and anti-fraud provisions of the federal securities laws due to alleged statements in and omissions from Arbinet’s initial public offering registration statement, as well as statements made by the Company following the initial public offering. The complaints seek, among other things, unspecified damages and costs associated with the litigation.

On December 6, 2005, Sandra Schwartz was appointed Lead Plaintiff in the class action securities litigation. The separate securities class action lawsuits that were filed in the federal courts in New Jersey were consolidated into the action entitled In re Arbinet-thexchange, Inc. Securities Litigation, C.A. No. 05-CV-04444-JLL_RJH (D. N.J.)

On February 17, 2006, the Consolidated and Amended Complaint (“Amended Complaint”) was filed with the court. The Amended Complaint continues to allege violations of the registration and anti-fraud provisions of the federal securities laws due to alleged statements in and omissions from Arbinet’s initial public offering registration statement. The Amended Complaint seeks, among other things, unspecified damages and costs associated with the litigation. On April 28, 2006, we filed a motion to dismiss the Amended Complaint, based on the argument that there are no false or misleading statements and no material omissions in the initial public offering registration statement. On June 30, 2006, the Lead Plaintiff filed her opposition to our motion to dismiss. On September 13, 2006, we filed our reply brief in support of the motion to dismiss. We continue to believe the claims against us are without merit and intend to defend the litigation vigorously.

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

On February 8, 2006, the parties attended an initial conference with the Magistrate Judge assigned to the case for the purposes of setting a schedule for the case. No case schedule has been issued yet. Discovery has begun in the case. The parties negotiated and the court entered a Protective Order to govern the treatment of the confidential and proprietary information of the parties during the case. On March 30, 2006, we served a set of discovery requests on counsel for World-Link. Shortly thereafter, World-Link served discovery requests on our counsel. World-Link responded to our discovery requests and produced documents to us on June 1, 2006. We responded to World-Link’s discovery requests on June 8, 2006 and produced documents to World-Link subsequently. On September 22, 2006, the court issued an order referring the case to mediation. According to the mediation order, which was subsequently modified by the court, the parties are to select a mediator by November 10, 2006 and mediate prior to the next status conference, which is scheduled for December 8, 2006.

CHVP Proceeding

On April 6, 2006, CHVP Founders Fund I, L.P. (“CHVP”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York. CHVP seeks damages of over $1.87 million related to the transfer, by our founder and current director, Alex Mashinsky, of three million shares of our common stock to CHVP. CHVP had previously been sued by Mr. Mashinsky regarding the same transfer of shares. CHVP claims that we interfered with its ability to sell the shares during a 90-day period from December 2004 to March 2005, and alleges claims for violation of the Uniform Commercial Code, conversion, and breach of contract. On May 22, 2006, we filed our Answer and Counterclaim denying liability, and asserting counterclaims against CHVP for a declaratory judgment that the transfer of Mr. Mashinsky’s shares to CHVP is void or voidable, that Arbinet did not improperly interfere with CHVP’s sale of Arbinet stock during the lock up period, and that Mr. Mashinsky’s shares were subject to a particular market stand-off restriction pursuant to operative agreements. In addition, we filed a Third Party Complaint against Mr. Mashinsky requesting the same declaratory judgment described above, and asserted claims for breach of contract, breach of implied covenant of good faith and fair dealing, negligence, indemnification, and common law contribution in connection with Mr. Mashinsky’s transfer of Arbinet shares to CHVP. On June 12, 2006, CHVP filed its reply to our counterclaims, denying all liability, and on August 1, 2006, CHVP filed a motion for summary judgment on its claims. We filed our opposition to the summary judgment motion on August 28, 2006 and CHVP filed its reply brief on September 8, 2006. The court has scheduled a hearing on the motion for November 9, 2006.

Mashinsky/Marmon Disclosure Proceeding

On April 11, 2006, we learned that our founder and current director Alex Mashinsky and Robert Marmon had obtained and disclosed our confidential strategic planning information to third parties in connection with the proxy contest they commenced seeking to elect themselves to our Board of Directors at our 2006 Annual Meeting of Stockholders. On April 13, 2006, we sent a cease and desist letter to Messrs. Mashinsky and Marmon demanding that they stop misappropriating our confidential information, return all copies to us, provide us with a list of all parties to whom they disclosed our confidential information, and issue corrective statements to those parties to whom they have disclosed confidential information. Messrs. Mashinsky and Marmon did not substantively respond to our letter, and did not agree to stop misappropriating and using our confidential information. On April 26, 2006, we filed a lawsuit and a motion for a preliminary injunction against them in the United States District Court for the District of New Jersey. Among other things, we allege that Messrs. Mashinsky and Marmon have disclosed our highly confidential information and breached contractual and fiduciary duties to the Company by misappropriating our confidential and proprietary information to use it for their own purposes, and we seek injunctive relief to protect our confidential information. On May 17, 2006, Messrs. Marmon and Mashinsky filed an opposition to our motions for preliminary injunction and expedited scheduling, and returned to us one copy of the Arbinet document they had in their possession. On May 19, 2006, we filed a reply to the opposition of Messrs. Marmon and Mashinsky, and moved that the confidential document returned to us be filed under seal with the court for its review. Messrs. Marmon and Mashinsky opposed our motion to file the confidential document under seal on May 26, 2006, and we filed our reply the following day. The court granted our motion to file the document under seal on September 28, 2006.

Item 1A Risk Factors

These risk factors should be read in conjunction with those risk factors described in Item 1A of the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2005 and the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006.

We have incurred a cumulative loss since inception and if we do not maintain or generate significant revenues, we may not remain profitable.

We have incurred significant losses since our inception in November 1996. At September 30, 2006, our accumulated deficit was approximately $88.3 million. Although we achieved net income of $9.7 million for the year ended December 31, 2005, as restated, and net income of $1.3 million for the nine months ended September 30, 2006, we expect to incur significant future expenses, particularly with respect to the development of new products and services, deployment of additional infrastructure and expansion in strategic global markets. To remain profitable, we must continue to increase the usage of our exchange by our members and attract new members in order to improve the liquidity of our exchange. We must also deliver superior service to our members, mitigate the credit risks of our business and develop and commercialize new products and services. We may not succeed in these activities and may never generate revenues that are significant or large enough to sustain profitability on a quarterly or annual basis. A large portion of our fee revenues is derived from fees that we charge our members on a per-minute and per-megabyte basis. Therefore, a general market decline in the price for voice calls and Internet capacity may adversely affect the fees we charge our members in order to keep or increase the volume of member business and could materially impact our future revenues and profits. Our failure to remain profitable would depress the market price of our common stock and could impair our ability to expand our business, diversify our product and service offerings or continue our operations.

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

We may not be able to effectively manage the risk on the price of the minute in our AssuredAxcess service.

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

The formation of a Special Committee by our Board of Directors and its exploration of strategic alternatives may distract management and employees or otherwise disrupt operations, which could adversely affect our results of operations.

On October 23, 2006, we announced the formation of a Special Committee of our Board of Directors to consider strategic alternatives. While the Special Committee will look to strategic alternatives it feels may enhance stockholder value, the uncertainty inherent in such process could undermine Company morale and may at times divert management’s attention from routine matters. For instance, the Special Committee has no exact timeline for this process and we do not intend to disclose developments or provide updates on the progress or status of the strategic alternatives review process or of any strategic alternatives under consideration until the Board of Directors has approved such transaction. In addition, we cannot assure you that this strategic alternatives review process ultimately will result in any strategic transaction or sale of the company, so the stockholders may never realize the potential enhancement in value that the Special Committee is seeking. Ultimately, the unpredictability associated with this process could adversely affect our results of operations in any of the ways described above or in various other ways that are unforeseen at this time.

The formation of the Special Committee by our Board of Directors and its consideration of strategic alternatives may disrupt operations and distract management and employees, which could harm operations. Additionally, the process of exploring strategic alternatives may be more time consuming and expensive than we currently anticipate, may not result in benefits to the Company or our stockholders and the uncertainty as to the future direction of the Company may harm the Company.

Material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on our business, financial condition or results of operations.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K filed with the SEC. The independent auditors of Arbinet are required to attest to, and report on, management’s assessment and the effectiveness of internal control over financial reporting. Arbinet’s management is also required to report on the effectiveness of its disclosure controls and procedures. As disclosed in Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, Arbinet’s management has identified material weaknesses in internal control over financial reporting and, accordingly, has determined that internal control over financial reporting was not effective at December 31, 2005. Such material weaknesses and deficiencies in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on our business, financial condition or results of operations. Further, if Arbinet does not remediate any known material weaknesses, it could be subject to sanctions or investigation by regulatory authorities such as the SEC, it could fail to timely meet its regulatory reporting obligations, or investor perceptions could be negatively affected; each of these potential consequences could have an adverse effect on Arbinet’s business, financial condition or results of operations.

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

After deducting expenses of the offering, we received net offering proceeds of approximately $66.6 million. We used approximately $15.2 million of our net proceeds to redeem the outstanding shares of our Series B and Series B-1 preferred stock and approximately $10.0 million to repay principal and interest outstanding under our credit facility with SVB. Approximately $40.0 million of the net proceeds of the offering have been invested in investment-grade marketable securities within the guidelines defined in our investment policy. Such funds remain invested in such securities as of September 30, 2006. The remaining proceeds have been used for working capital purposes. We regularly assess the specific uses and allocations for the remaining funds.

Item 5. Other Information.

(a) Appointment of W. Terrell “Terry” Wingfield, Jr.

Effective September 25, 2006, W. Terrell “Terry” Wingfield, Jr. became General Counsel and Secretary of Arbinet.

From October 2005 until his appointment as General Counsel and Secretary at Arbinet, Mr. Wingfield had been Corporate Vice President of Business Development at Current Communications Group, LLC. From September 2004 until October 2005, he was a Principal with River Park Consulting, LLC. From November 2002 until August 2004, he was Executive Vice President, General Counsel and Corporate Secretary of RCN Corporation, and from October 2000 until November 2002 he was Senior Vice President, General Counsel and Secretary of Velocita Corp. Mr. Wingfield received a B.B.A. in Finance from the University of Georgia and a J.D. from the Walter F. George School of Law at Mercer University.

There is no arrangement or understanding pursuant to which Mr. Wingfield was selected as General Counsel and Secretary. There are no related party transactions between Arbinet and Mr. Wingfield reportable under Item 404(a) of Regulation S-K.

Pursuant to an offer letter with Mr. Wingfield, Mr. Wingfield is entitled to receive an annual base salary of $250,000 and is eligible for an annual target bonus of up to 45% of his base salary based on the achievement of assigned performance goals and subject to the approval of Arbinet’s Board of Directors, with a prorated bonus for 2006 of $28,125 payable on February 28, 2007, provided that Mr. Wingfield has not been terminated for cause (as defined in the offer letter). Mr. Wingfield was also paid a one-time sign-on bonus of $25,000.

In addition, subject to certain approvals, Mr. Wingfield will also be granted an option to purchase 175,000 shares of our common stock, with these options vesting over a four-year period. In the event of a Change in Control (as defined in the offer letter):

•	on the day of the Change in Control event one-half of the unvested options shall vest, with the remaining unvested portion vesting equally over the remaining portion of the vesting term (provided that Mr. Wingfield is employed by the Company or a subsidiary or is associated with the Company or a subsidiary as a director or consultant on the applicable vesting date); and

•	and if within 12 months of such Change in Control, Mr. Wingfield’s employment with Arbinet is terminated (other than a termination for cause), then all restrictions shall lapse.

Additionally, under Mr. Wingfield’s offer letter, Mr. Wingfield was awarded performance shares, which provide Mr. Wingfield with the opportunity to earn shares of our common stock, the number of which shall be determined pursuant to, and subject to, the attainment of performance goals. The maximum number of shares that Mr. Wingfield can earn is up to approximately 68,000 shares of our common stock.

Under Mr. Wingfield’s offer letter, either the Company or Mr. Wingfield may terminate his employment at any time for any reason without notice. If Mr. Wingfield’s employment is terminated by the Company without cause, Arbinet is required to:

•	pay him severance in an amount equal to 12 months’ base salary at the rate in effect on the date of termination;

•	reimburse him for certain COBRA payments for a period of 12 months following the date of termination;

•	pay him an amount equal to employer contributions to Arbinet’s retirement plan for a period of 12 months following the date of termination; and

•	pay him his accrued and unpaid salary and vacation time as of the date of termination.

In addition, if Arbinet terminates Mr. Wingfield’s employment without cause during the first three years of employment, Arbinet will pay certain fees and moving expenses in connection with Mr. Wingfield’s relocation at that time, subject to certain limitations.

Mr. Wingfield’s offer letter also contains noncompetition and nonsolicitation provisions. The noncompetition and nonsolicitation provisions of Mr. Wingfield’s offer letter prevent Mr. Wingfield from competing with the Company or soliciting the Company’s customers, suppliers or employees for a period of 12 months following the termination of his employment.

The above summary of the offer letter does not purport to be complete and is qualified in its entirety by reference to Mr. Wingfield’s offer letter, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated by reference.

Restricted Stock Awards

Arbinet has awarded shares of its restricted common stock, par value $0.001 per share (the “Restricted Stock”), under the Company’s 2004 Stock Incentive Plan, as amended (the “Plan”) to certain of its executive officers and non-employee directors as set forth below.

The following shares of Restricted Stock were awarded under the Plan, are subject to a repurchase right by the Company if the recipient ceases to be a member of the Company’s Board of Directors for any reason prior to the third anniversary of the grant date, and required $0.01 per share consideration to be paid by the recipient.

Name	Position	Date	Award
Robert C. Atkinson	Director	June 16, 2005	3,000 shares of Restricted Stock

Roger H. Moore	Director	August 3, 2005	3,000 shares of Restricted Stock

A copy of the form of Restricted Stock Agreement under the Plan used in connection with the awards made in 2005 and disclosed above was filed as Exhibit 10.1 to Arbinet’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2006, which is hereby incorporated by reference.

The following shares of Restricted Stock were awarded under the Plan, are subject to a repurchase right by the Company if the recipient ceases to be a member of the Company’s Board of Directors for any reason prior to the third anniversary of the grant date, and required $0.01 per share consideration to be paid by the recipient.

Name	Position	Date	Award
Anthony L. Craig	Chairman of the Board	June 16, 2006	7,000 shares of Restricted Stock

Roger H. Moore	Director	June 16, 2006	7,000 shares of Restricted Stock

Michael J. Ruane	Director	June 16, 2006	7,000 shares of Restricted Stock

Alex Mashinsky	Director	August 3, 2006	2,000 shares of Restricted Stock

Michael J. Donahue	Director	August 7, 2006	7,000 shares of Restricted Stock

A copy of the form of Restricted Stock Agreement under the Plan used in connection with the awards made to non-employee directors in 2006 and disclosed above is filed as Exhibit 10.2 to Arbinet’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2006, which is hereby incorporated by reference.

The following shares of Restricted Stock were awarded under the Plan, are subject to a repurchase right by the Company if the recipient ceases to be an employee of the Company for any reason prior to July 1, 2009, and required $0.01 per share consideration to be paid by the recipient. Notwithstanding the foregoing, in the event of a Change in Control (as defined therein),

•	on the day of the Change in Control event, the restrictions on the Restricted Stock shall lapse as to one-half of the unvested Restricted Stock, with the remaining unvested portion vesting equally over the remaining portion of the vesting term (provided that recipient is employed by the Company or a subsidiary or is associated with the Company or a subsidiary as a director or consultant on the applicable vesting date); and

•	and if within 12 months of such Change in Control, the recipient’s employment with the Company is terminated (other than a termination for cause), then all restrictions shall lapse.

Name	Position	Date	Award
Peter F. Pastorelle	Chief Accounting Officer	July 26, 2006	10,000 shares of Restricted Stock

A copy of the form of Restricted Stock Agreement under the Plan used in connection with the award made in 2006 to an executive officer and disclosed above is filed as Exhibit 10.3 to Arbinet’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2006, which is hereby incorporated by reference.

In addition, the Company may grant various Restricted Stock awards to executive officers and directors under the Plan.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1	Arbinet-thexchange, Inc. Form of Performance Share Award Agreement Granted Under 2004 Stock Incentive Plan. (1)

10.2	Offer Letter by and between W. Terrell Wingfield, Jr. and Arbinet-thexchange, Inc., dated as of September 25, 2006. (2)

10.3	Form of Restricted Stock Award Agreement under the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan, as amended (Grants made in 2005) (3)

10.4	Form of Restricted Stock Award Agreement under the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan, as amended (Grants made to non-employee directors in 2006) (4)

Exhibit No.	Description of Exhibit
10.5	Form of Restricted Stock Award Agreement under the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan, as amended (Grants made to executive officers in 2006) (5)

10.6	Certificate of Amendment to the 2004 Stock Incentive Plan, as amended. (6)

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer). (6)

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). (6)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Executive Officer). (6)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Financial Officer). (6)

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2006.
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 20, 2006.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006.
(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006.
(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006.
(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBINET-THEXCHANGE, INC.

Date: November 9, 2006	/s/ J. Curt Hockemeier
J. Curt Hockemeier
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2006	/s/ John B. Wynne, Jr.
John B. Wynne, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Arbinet-thexchange, Inc. Form of Performance Share Award Agreement Granted Under 2004 Stock Incentive Plan. (1)

10.2	Offer Letter by and between W. Terrell Wingfield, Jr. and Arbinet-thexchange, Inc., dated as of September 25, 2006. (2)

10.3	Form of Restricted Stock Award Agreement under the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan, as amended (Grants made in 2005) (3)

10.4	Form of Restricted Stock Award Agreement under the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan, as amended (Grants made to non-employee directors in 2006) (4)

10.5	Form of Restricted Stock Award Agreement under the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan, as amended (Grants made to executive officers in 2006) (5)

10.6	Certificate of Amendment to the 2004 Stock Incentive Plan, as amended. (6)

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer). (6)

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). (6)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Executive Officer). (6)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Financial Officer). (6)

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2006.
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 20, 2006.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006.
(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006.
(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006.
(6)	Filed herewith.