Form 10-K
period 2006-12-31
ARBINET THEXCHANGE INC
filed 2007-03-16
CIK 1136655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                     to

Commission File Number: 000-51828

ARBINET-THEXCHANGE, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3930916
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Albany Street, Tower II, Suite 450, New Brunswick, New Jersey	08901
(Address of Principal Executive Offices)	(Zip code)

Registrant’s telephone number, including area code: (732) 509-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2.) (Check one):

Large Accelerated Filer  ☐                     Accelerated Filer  ☒                     Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates computed by reference to the last reprinted sale price on June 30, 2006 was $137,721,494. As of March 1, 2007, there were outstanding 25,734,436 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Arbinet-thexchange, Inc. definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year are incorporated by reference into Part III of this Form 10-K and certain documents are incorporated by reference to Part IV.

PART I

Item 1.	Business

Overview

We are a leading electronic market for trading, routing and settling communications capacity. Members of our exchange, consisting primarily of communications services providers, anonymously buy and sell voice calls and Internet capacity through our centralized, efficient and liquid marketplace. Communications services providers that do not use our exchange generally individually negotiate and buy access to the networks of other communications services providers to send voice calls and Internet capacity outside of their networks. We believe that we provide a cost-effective and efficient alternative to these direct connections. With a single interconnection to our exchange, members have access to all other members’ networks. Members place orders through our easy-to-use web-based interface. Sellers on the exchange post sell orders to offer voice calls and Internet capacity for specific destinations, or routes, at various prices. We independently assess the quality of these routes and include that information in the sell order. Buyers place buy orders based on route quality and price and are matched to sell orders by our fully automated trading platform and our proprietary software. When a buyer’s order is matched to a seller’s order, the voice calls or Internet capacity are then routed through our state-of-the-art facilities. We invoice and process payments for our members’ transactions and manage the credit risk of buyers primarily through our credit management programs with third parties.

Through our exchange, members have access to communications capacity in every country in the world. As of December 31, 2006, we had 693 members who subscribed to our voice trading services, including the world’s ten largest communications services providers. The following table illustrates the growth and changing mix of the minutes traded on our exchange for voice calls:

Year ended December 31,	Members	Minutes (billion)	% Increase to prior year	Wireline/Wireless Mix		Traditional Networks/VoIP
				Wireline	Wireless	Traditional	VoIP
2004	360	10.5	33%	62%	38%	83%	17%
2005	399	11.9	13%	64%	36%	76%	24%
2006	693	12.6	6%	56%	44%	74%	26%

2006 Developments

Strategic Alternatives:    On October 23, 2006, we announced that our Board of Directors formed a special committee of independent directors (the “Special Committee”) to explore a broad range of strategic alternatives to enhance shareholder value. These alternatives include, but are not limited to, a revised business plan, operating partnerships, joint ventures, strategic alliances, a recapitalization, and the sale or merger of the Company. The Special Committee is composed of Robert C. Atkinson, Michael J. Donahue, Roger H. Moore and Michael J. Ruane, each an independent director of Arbinet. Mr. Donahue serves as the Chairman of the Special Committee. The Special Committee retained Jefferies & Company, Inc. as its financial advisors and Goodwin Procter LLP as its legal counsel to assist it in its work.

We cannot assure you that this strategic alternatives review process will result in any changes to our current business plan or any transaction or agreement. We undertake no obligation to provide updates on the progress or status of the strategic alternatives review process or of any strategic alternatives under consideration. We do not intend to disclose developments or provide updates on the progress or status of the strategic alternatives review process or of any strategic alternatives under consideration.

Digital Media:    In August 2006, we established a new subsidiary, Arbinet Digital Media Corporation, to explore and develop products and services to address the large and growing market opportunity presented by the exchange of digital media. In December 2006, the Company, through its wholly-owned subsidiary, Arbinet ETE

Corporation, acquired all of the outstanding common stock of Flowphonics Limited (now known as Broad Street Digital Limited (“Broad Street Digital”)), a license management platform for intellectual property rights and digital content distribution. The purchase price was approximately $2.1 million, including transaction costs.

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

Voice Industry

The voice industry is characterized by changes driven by deregulation in telecommunications markets around the world, an increase in and shift of minutes to wireless and the acceptance of Voice over Internet Protocol (“VoIP”) as an alternative to wireline phone service.

•

Deregulation.    According to TeleGeography, a leading industry source for current and historical telephone traffic statistics, in 1995, nearly half of the world’s international voice traffic was originated in the 15 countries that had opened their international long-distance markets to competition. By 2004, more than 79 countries, accounting for 92% of the world’s international traffic, had liberalized their international long-distance markets.

•

Shift to Wireless.    Consumer phone usage is shifting from wireline phones to wireless. According to TeleGeography, mobile phones have outnumbered fixed-line phones since 2002 and accounted for 64 % of worldwide phone lines in 2005, compared with 59% in 2004.

•

VoIP.    Voice over Internet Protocol (“VoIP”) permits a user to send voice, fax and other information over the Internet, rather than through a regular telephone network system based on switches, commonly referred to as a public switched telephone network, or PSTN. VoIP has been used as a low-cost solution to provide call completion, or termination, to telecommunications services providers. The low cost of launching a telecommunications business with VoIP, coupled with deregulation in telecommunications markets, has driven fragmentation of communications services markets. VoIP is now being used as a way to provide local and long-distance phone service to consumers and enterprises. Cable companies and VoIP service providers are driving current consumer adoption of VoIP and are expected to capture a significant share of the overall voice market.

According to TeleGeography, international VoIP traffic has grown from less than 10 million minutes in 1997 to 45.2 billion minutes in 2005.

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

According to IDC, a leading research organization and advisory firm in the information technology and telecommunications industries, the worldwide revenue for Internet access for businesses was $35.3 billion in 2003 growing to $54.9 billion by 2008, a 9.2% compound annual growth rate.

Traditional Communications Services Industry Business Practices

Communications services providers must access other networks to send and receive voice and data traffic. As the industry continues to fragment, establishing, managing and maintaining many direct interconnections has become cumbersome and expensive.

We believe both voice and data communications services providers typically buy and sell capacity based on a labor-intensive, costly, time-consuming and highly negotiated contractual process that leads to higher installation, network management, selling, legal, billing and collection costs.

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

•

Single interconnection.    We currently have exchange delivery points, or EDPs, in New York, Los Angeles, Miami, London, Frankfurt and Hong Kong. Our members connect their networks to our EDPs through a local network provider or over the Internet using VoIP. Through a single interconnection to one of our EDPs, our members can seamlessly trade with and route to all other members on our exchange. Typically, the interconnection does not require a member to purchase new equipment or incur material expenses or time.

•	Easy-to-use. Our members place orders through our easy-to-use, web-based trading platform.

•	Customized ordering. The buyers on our exchange can prioritize their orders specifying the highest quality within their given price range, or the lowest price at their requested level of quality.

•	Market intelligence. We provide our members with daily reports that detail quality, price, volume and cost savings information by destination relating to their account and across our entire exchange.

•	Neutrality. Our exchange is neutral, which means that we favor neither buyers nor sellers.

Route

•	Patented automated order matching. Using our proprietary software and patented processes, our trading platform automatically creates a routing table that prioritizes member orders based on the quality and price parameters entered into our web-based interface. This routing table is automatically downloaded into our switches.

•	Automated delivery process. When the buyer sends traffic to our exchange, our proprietary software automatically routes the traffic to the prioritized matched seller.

•	Standardized quality control. We independently measure the quality of each seller’s route and regularly update that rating on our trading platform.

Settle

•	Centralized settlement. We provide a single invoice for all transactions on our exchange by each seller and buyer in the relevant settlement period.

•

Credit risk management.    We manage the credit risk of the buyers on our exchange through our arrangements with GMAC Commercial Finance LLC, or GMAC, and Silicon Valley Bank, or SVB, the netting of our members’ buying and selling activity, prepayment programs, cash deposits and letters of credit. Every four hours, our CreditWatch system calculates a member’s net trading balance against its credit line and automatically alerts the affected member and us as the member approaches target thresholds of its credit line. We utilize our CreditWatch system on a member-by-member basis. This enables us to monitor when a member approaches or reaches its credit limit and allows us to prevent a member from exceeding its pre-determined credit limit.

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

•

Benefits of a single interconnection.    By establishing a single interconnection to one of our six EDPs or connecting to our exchange over VoIP, and executing a standard membership agreement with us, communications services providers can gain immediate targeted access to and a link with hundreds of buyers and sellers. This replaces the lengthy, costly and highly negotiated process of searching for and interconnecting to other communications services providers on a one-to-one basis and managing these interconnections on an ongoing basis. Furthermore, by aggregating traffic through a single interconnection to our exchange, we believe that our members can improve their network utilization by increasing the traffic they buy and sell through their existing infrastructure.

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

•

Increase membership on our exchange.    We intend to continue to add members to our exchange in order to increase liquidity and volume. We are focusing our sales and marketing efforts on incumbent national carriers, regional Bell operating companies and competitive communications services providers in deregulated markets in Western Europe, Asia and Latin America. We are also focusing our sales efforts on communications services providers that we believe are best positioned to add market share as minutes shift to wireless and VoIP, including wireless communications services providers, cable companies and VoIP service providers. In August 2006, we introduced an Associate Member program that enables members to participate in the exchange under a reduced fee structure. This program was responsible for an increase of 221 members from its introduction through December 31, 2006. As our membership increases, we expect the network effect of our exchange to attract even more buyers and sellers, which will further increase liquidity.

•

Develop, market and expand complementary services.    We plan to leverage our platform, intellectual property and long-term relationships to develop new products and services that enable our members to move more traffic to our platform and to manage the increased complexities of routing traffic across traditional and VoIP networks. In 2006, we introduced AssuredAxcess, PrivateExchange and PeeringSolutions as new service offerings.

•

Leverage our trading platform, intellectual property and operations support systems to offer a trading platform for other digital media:    We believe that we can leverage our web-based trading systems, intellectual property portfolio and operations support systems to allow trading, routing and settlement of other digital media and offer additional services. In August 2006, we established a new subsidiary, Arbinet Digital Media Corporation, to explore and develop products and services to address the large and growing market opportunity presented by the exchange of digital media. In December 2006, the Company, through its wholly-owned subsidiary, Arbinet ETE Corporation, acquired all of the outstanding common stock of Flowphonics Limited, now known as Broad Street Digital Limited, a license management platform for intellectual property rights and digital content distribution. Broad Street Digital’s rightsrouter platform enables music and video rights owners to manage, exchange, distribute, and receive payment for their content with many of the world’s major online and mobile retailers. This acquisition allows the Company to combine its exchange platform and business processes with Broad Street Digital’s patent-protected license management and digital content distribution platform to address the growing market for the management, exchange, distribution and settlement of digital transactions. We may also develop new products and services that support the exchange of other forms of digital communications.

Services

Overview of Products and Services

We offer the following services:

	Product/Service	Features
Voice	PrimeVoiceSM	Spot marketplace matching buyers to sellers
	SelectVoiceSM	Spot marketplace matching buyers to sellers who have surpassed quality benchmarks for a destination
	DirectAxcessSM	Spot marketplace matching buyers to an in-market fixed or mobile network operator
	PeeringSolutionsSM	Allows members to route on-net traffic to a carrier
	AssuredAxcessSM	Enables members to simplify administration and improve performance through “bidless trading”
	PrivateExchangeSM	Managed Service that enables Members to outsource the routing and settlement of traffic with their own partners
	Caller Line Identification Screening	Call screening service that allows members to trade calls without Caller ID
	RapidClearSM	Accelerated settlement service pays Members within as few as two business days
	SoftSwitchAxcessSM	Managed service which gives Members outsourced access to a session border controller to manage VoIP traffic with their service provider partners
Internet Exchange	OptimizedIPSM	Managed optimized Internet access that distributes a buyer’s traffic among matching sellers based on measured network performance
	SelectIPSM	Managed paid-peering to a specific Internet network
	PrimeIPSM	Managed Internet transit to all connected or available networks from a single buyer
Music and Video Rights, Licensing and Distribution	rightsrouter®	A license management platform for intellectual property rights and digital content distribution.

Voice Exchange

Arbinet operates the world’s largest electronic marketplace for communications trading. Arbinet’s online trading platform enables 693 fixed and mobile service providers to buy, sell, deliver and settle 12+ billion minutes per year.

PrimeVoice.    PrimeVoice is our most dynamic service, rematching orders and updating a seller’s quality profile every four hours. PrimeVoice allows our buyers and sellers to take full advantage of changes in quality and prices of voice traffic on our exchange every four hours.

SelectVoice.    SelectVoice allows quality sensitive buyers to trade with the highest quality sellers. By requiring that the seller’s quality remain constant over a four-day period, SelectVoice offers stable supply to our buyers.

DirectAxcess.    Many members require direct connection to the owner of an in-country network for the termination of segments of their voice traffic. DirectAxcess gives members a direct connection to fixed and mobile networks. Buyers purchase routes directly from the network operators. Sellers earn a premium for selling direct access to their network or bilateral connections. Bid and ask orders remain matched, ensuring long-term termination to quality routes.

Caller Line Identification Screening.    Caller Line Identification, or CLI, commonly referred to as caller ID, makes it easier for wireless phone users to initiate follow-up outgoing calls, which, in turn, increases overall wireless usage. As a result, global wireless communications services providers are requesting that all calls sent to their wireless users include CLI. Not all communications services providers that sell wireless terminations, however, can guarantee the CLI will be successfully sent with each initiated wireless call. Wireless phone calls that include CLI trade at a higher price than those without CLI. Our exchange can identify whether a wireless call contains CLI and then provide special handling to suit the buyer’s requirements.

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

Recently Introduced Service Offerings

Peering Solutions.    Introduced in May 2006, Peering Solutions is a web-based number and partner management system that enables service providers to manage and share access to their VoIP or TDM-accessible phone numbers with their partners. PeeringSolutions integrates the SPIDER registry, the neutral, secure, industry-managed registry of service provider-controlled interconnects addressing information.

AssuredAxcess.    Introduced in August 2006, AssuredAxcess is a service that automatically routes a buyer’s call directly to its destination. Buyers do not manage orders as in Arbinet’s traditional exchanges. Calls are automatically distributed between selling members to achieve the highest possible performance and lowest cost targets. Rates are fixed for fifteen or thirty days.

PrivateExchange.    Introduced in August 2006, PrivateExchange is an outsourced solution that allows communications services providers to manage their bilateral commercial agreements, including rate negotiations, while Arbinet manages routing, reporting, credit risk and settlement.

Internet Exchange

Arbinet provides a leading marketplace for IP transit and paid peering. More than 200 Internet service providers (“ISPs”) and content sites buy, sell, deliver and settle IP transit and peering.

OptimizedIP.    Businesses currently buy Internet capacity on a best efforts basis. By automatically measuring and selecting the best performing Internet routes from each seller, OptimizedIP supports our quality sensitive buyers that want to maximize the quality of their Internet traffic within their price requirements. Offered as an exchange-based route control and optimization service, buyers of OptimizedIP establish a price limit for their Internet capacity on our exchange and we optimize a buyer’s traffic by dynamically routing traffic across all of the sellers that meet the buyer’s price criteria using our proprietary and patent pending route optimization technology.

SelectIP.    Companies that sell Internet capacity do not deliver the same quality levels to every destination. SelectIP allows members to trade, route and settle traffic directed to a specific destination on the Internet, or autonomous system number, or ASN. Buyers simply place ASN-specific bids on our exchange and choose from responding seller offers. SelectIP allows our members to purchase Internet capacity for specific ASNs for varying lengths of time.

PrimeIP.    Today, businesses purchase Internet capacity in a highly manual process involving requests for proposals. PrimeIP automates the buying and selling of Internet capacity, allowing our members to trade, route and settle standard Internet capacity through an automated system. Buyers simply place a bid on our exchange and can choose from responding seller offers. PrimeIP allows our members to purchase Internet capacity for varying lengths of time.

Music and Video Rights, Licensing and Distribution

rightsrouter.    This platform enables music and video rights owners to manage, exchange, distribute, and receive payment for their content from many of the world’s major online retailers. The acquisition of Flowphonics Limited, now known as Broad Street Digital Limited, allows us to combine our exchange platform and business processes with Broad Street Digital’s patent-protected license management and digital content distribution platform to address the growing market for the management, exchange, distribution and settlement of digital transactions.

Fee Revenue

We charge our members a variety of fees based on their membership, usage and subscriptions to our complementary services. Our members pay the following fees:

•

Capacity-based access fees.    Full members of our exchange and our SwitchAxcess customers are generally assessed minimum access fees, payable monthly in advance, based on the size of their connections to our EDPs. These minimum access fees provide these members with a fixed amount of trading volume at no additional charge. When a member trades above the allotted trading volume associated with its minimum fee, the member then generally pays an incremental per minute or per megabyte fee on all traffic above the usage minimum. We offer volume-based discounts on both the minimum capacity fees and per minute and per megabyte fees. Associate members are eligible to buy AssuredAxcess exclusively.

•	AssuredAxcess fees. AssuredAxcess buyers pay rates that are fixed for fifteen or thirty days. Arbinet realizes a fee as the spread between this fixed rate and the ask price from the seller.

•	Credit risk management fee. Sellers pay a fixed percentage of their gross sales volumes for centralized invoicing, shorter settlement period and outsourced credit risk management services.

•	Membership fee. New full members pay a membership fee to join our exchange.

•	Additional service fees. In addition to the membership fee and access fees our members generally pay fees for using additional value-added services. Currently, these fees include:

•	Inter-EDP. Buyers located within one of our EDPs pay an additional fee if they trade with a seller located in another EDP.

•	SelectRouting. Members pay an additional per minute or per megabyte fee for traffic traded through our SelectVoice and SelectIP services.

•	OptimizedRouting. Members pay an additional per minute or per megabyte fee for traffic traded through our OptimizedVoice and OptimizedIP services.

•	DirectAxcess. Members pay an additional per minute fee for traffic traded through our DirectAxcess service.

•	RapidClear. Members who elect to be paid prior to our standard settlement terms pay an additional service fee based on the dollar value they have sold on our exchange.

•	Information products. Our AxcessCode and AxcessRate subscribers pay an annual subscription fee.

•	rightsrouter. Arbinet earns a royalty fee on of the songs sold by online retailers.

Sales and Marketing

We market and sell our products and services through our direct sales force. We seek to expand the utilization of our exchange by our current members through account managers who are dedicated to specific customer accounts. Our sales team has extensive sales experience with a broad range of communications and technology companies and is located throughout the United States, Europe, Asia, Middle East and South America. Our sales process frequently involves a trial, where our members trade a small volume of traffic prior to trading larger volumes through our centralized exchange. Within our larger members, sales efforts are directed at multiple decision makers, frequently including senior corporate executives, chief information officers and vice presidents of procurement. We target our voice services sales efforts at the telecommunications industry, and, in particular, the market for international wire line, wireless and VoIP minutes.

Our marketing efforts are designed to drive awareness of our exchange and our service offerings and solutions. Our marketing activities include seminar programs, trade shows, web-site programs, public relations events, print advertising and direct mailings. We are also engaged in an on-going effort to maintain relationships with key communications industry analysts.

Technology

Our technology consists of an easy-to-use, web-based interface through which our members place buy and sell orders and an automated, scalable, patented and integrated trading platform to match, route and settle our members’ trades. The software platform we use to provide for the delivery of traded capacity is proprietary to us and we have patented the process that matches buy and sell orders on our exchange and effect the delivery of traded capacity. We integrate our state-of-the-art database, financial, and customer-care software, server hardware and communications switches, signaling devices and VoIP gateways acquired from leading manufacturers with our proprietary trading platform to provide a full service solution handling trading, routing and settlement of voice and data services. Our technology consists of:

Customer interface

Our members access our exchange through an easy-to-use, web-based interface that allows them to place buy and sell orders that include quality and price parameters. Each member has its own dedicated, customizable trading environment that includes individualized traffic reports and online invoice access. Our member facing applications are run on state-of-the-art servers.

Automated trading and delivery platform

Our system automatically matches buy and sell orders in our voice exchange every four hours. Our trading platform automatically creates an individualized routing table that prioritizes member orders based on the quality and price parameters entered into our web-based interface. This routing table is automatically downloaded into an Arbinet-developed Service Control Point (“SCP”), which is queried on a call-by-call basis by our switches in order to determine the correct routing for that individual call or session. As a result, when a buyer sends a voice call or Internet traffic to our exchange, our systems can automatically determine which seller best meets the buyer’s quality and price requirements and route the traffic to the appropriate seller. If the seller cannot terminate the voice call, our systems automatically forward that traffic to the next seller that meets the buyer’s quality and price requirements. If no seller is able to accept the buyer’s traffic, our systems automatically return the traffic to the buyer to try alternative service providers to complete the traffic.

Our systems automatically measure the seller’s route quality based on traffic the seller has received through our exchange. When we match the buy and sell orders, our systems automatically update the seller’s route quality rating. If the quality has declined below the buyer’s requirements, the seller will be unmatched from that buyer. Our proprietary routing software automatically directs a buyer’s traffic to the seller with the highest quality or lowest priced offer within the parameters selected by the buyer for the designated route.

Our systems automatically generate reports that summarize the total activity on our exchange and the buy and sell activity for specific members. These reports are useful to our members in determining the parameters within which they buy and sell minutes or Internet capacity on our exchange.

State-of-the-art switches, VoIP gateways and Intelligence

Our members connect their networks to our state-of-the-art, packet-based switches and VoIP gateways using private or public interconnections. This interconnection enables us to route all traffic that is traded on our exchange under the control of our highly specialized SCP intelligence that is able to route traffic to the unique telephone number used by a service provider.

Standardized and centralized billing system

We use our proprietary operating support system to manage our billing and settlement functions. Our switches generate traffic records that are automatically sent to our proprietary rating software that adds the economic parameters of each minute or megabyte of capacity to the traffic detail record. The traffic detail record is then automatically sent to our billing system, which generates invoices that are posted on our website and notification is automatically emailed to our members.

Members

Our members consist primarily of communications services providers seeking to buy or sell communications capacity and include national, multinational and regional telecommunications carriers, wireless carriers, resellers and VoIP service providers. As of December 31, 2006, we had 693 members of voice on thexchange, compared to 399 members as of December 31, 2005, representing approximately a 74% increase. Our members include the world’s ten largest international communications services providers. Our members traded approximately 11.9 billion minutes in 2005 and approximately 12.6 billion minutes in 2006, representing an increase of approximately 6%. No member in 2006 represented over 5% of our revenue and our top ten members represented, in the aggregate, approximately 20% of our revenue. As of December 31, 2006, we had 153 members of data on thexchange.

Competition

Our members trade, route and settle voice calls and Internet capacity based on route quality and price through our automated trading platform, proprietary software and state-of-the-art facilities. We believe that we currently do not have any direct competitors who offer communications services providers the ability to trade, route and settle capacity based on quality and price in a liquid marketplace similar to ours. Although historically a number of companies attempted to provide similar functionality to communications services providers, many of these companies have either ceased related operations, including Ratexchange Corporation, AIG Telecom, the GTX and Asia Capacity Exchange, or have become resellers of voice calls and/or Internet capacity, including Band-X Ltd., Tradingcom Europe and European Telco Exchange AG. Although we believe that the network effect of our exchange and our intellectual property are significant barriers to entry into this business, new competitors may be able to create centralized trading solutions that replicate our business model.

Our voice and data businesses both compete with the legacy processes through which communications services providers buy, sell, route and settle their communications traffic directly, without the use of an exchange. These processes include, but are not limited to, existing interconnection agreements and physical interconnections with other communications services providers and incumbent relationships. Many of these companies have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may have the ability to better attract and retain the same customers that we are targeting as members. Once communications services providers have established these business relationships, it could be extremely difficult to convince them to utilize our exchange or replace or limit their existing ways of conducting business. In addition, since our exchange provides full disclosure of prices offered by participating sellers on an anonymous basis, buyers may choose to purchase network capacity through our exchange instead of sending traffic to their existing suppliers at pre-determined, and often higher, contract prices. If suppliers of communications capacity fear or determine that the price disclosure and spot market limit order mechanisms provided by our exchange will “cannibalize” the greater profit-generating potential of their existing businesses, they may choose to withdraw from our exchange. If participants withdraw from our exchange in significant numbers, it could cause our exchange to fail and materially harm our business.

Broad Street Digital provides a content/license management and distribution platform for publishers and retailers of music. The service offerings include digital asset storage, encoding, distribution, rights management, reporting and settlement. There are a number of competitors that offer some or all of these services including CD Baby, Digital Music, Group, Digital Rights Agency, IODA, IRIS, The Orchard, Tunecore, SNOCAP, Vital and Uploader. Many of these companies have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may have the ability to better attract and retain the same customers that we are targeting.

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

We have been issued 35 domestic and international patents, and have 27 further pending patent applications related, among others, to a process for clearing telecommunications trading transactions. These patents relate, among other things, to a process that collects requests to purchase and offers to sell telecommunications services, from buyers and sellers of such services, matches the offers and requests and delivers the traded telecom services between matched sellers and buyers.

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

Arbinet® and Arbinet-thexchange® are registered trademarks of Arbinet-thexchange, Inc. and rightsrouter® is a registered servicemark of Arbinet-thexchange, Inc. ThexchangeSM, voice on thexchangeSM, OptimizedVoiceSM, SelectVoiceSM, PrimeVoiceSM, DirectAxcessSM, AssuredAxcessSM, PrivateExchangeSM, PeeringSolutionsSM, data on thexchangeSM, OptimizedIPSM, SelectIPSM, PrimeIPSM, SwitchAxcessSM, RapidClearSM, SoftSwitchAxcessSM, AxcessCodeSM, AxcessRateSM, CreditWatch SM, and Broad Street DigitalSM are service marks of Arbinet-thexchange, Inc. Our logos, trademarks and service marks are the property of Arbinet-thexchange, Inc.

Employees

As of December 31, 2006, we had 137 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Our Executive Officers

The following table identifies our executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
J. Curt Hockemeier(1)	58	President and Chief Executive Officer and Director	April 2000
John B. Wynne, Jr.(2)	45	Chief Financial Officer	October 2006
Peter P. Sach(3)	47	Chief Information Officer and Senior Vice President of Operations	April 2004
W. Terrell Wingfield, Jr.(4)	54	General Counsel and Secretary	September 2006

(1)	J. Curt Hockemeier has been a director since April 2000 and our President and Chief Executive Officer since August 2000. From April 2000 to August 2000, he served as our President and Chief Operating Officer. Before joining us, from June 1999 to April 2000, Mr. Hockemeier served as Executive Vice President and Chief Operating Officer of Telephony Operations for AT&T Broadband Services. Prior to that, from January 1993 to June 1999, he served as a Senior Vice President for Teleport Communications Group, Inc. Mr. Hockemeier received a B.J. degree from the University of Missouri. He completed the Program for Management Development at Harvard Business School.

(2)

John “Jack” B. Wynne, Jr. has been our Chief Financial Officer since October 2006. From July 2006 to October 2006 he served as our Vice President of Finance. Mr. Wynne has also been a Partner in the New York practice of Tatum, LLC, an executive services and consulting firm, since October 2005. From December 2004 to October 2005, Mr. Wynne served in various private consulting roles. From December 2002 until April 2003, Mr. Wynne served as Chief Executive Officer and Chief Financial Officer of PromptCare Acquisition Corp. In April 2003, PromptCare Acquisition Corp. acquired The PromptCare Companies, Inc., and Mr. Wynne served as Chief Executive Officer and Chief Financial Officer of The

PromptCare Companies, Inc. until November 2004. From June 2000 to July 2000 he was Vice President of Allied International Healthcare and from August 2000 to November 2002, he was Chief Financial Officer of Allied International Healthcare. From August 1996 to May 2000, Mr. Wynne served as Vice-President and then as Chief Financial Officer of Wassall USA, Inc. Prior to that Mr. Wynne worked at Coopers & Lybrand LLP, the predecessor to PricewaterhouseCoopers LLP, where he was an audit senior manager. Mr. Wynne received a B.S. degree from the University of Connecticut.

(3)	Peter P. Sach has been our Chief Information Officer and Senior Vice President of Operations since April 2004. From July 2001 to April 2004, he served as our Chief Administrative Officer and Treasurer. From March 2001 to July 2001, he served as Managing Director for Reo Consulting Group, LLC, a management consulting company. Prior to that, from March 2000 to March 2001, he served as Chief Operating Officer for OnTera Broadband, Inc., From June 1999 to March 2000, he served as Senior Vice President, Systems Development and Administration for AT&T Broadband Services,]. From August 1998 to June 1999, Mr. Sach was the Vice President Strategic Sales for AT&T Business Services]. Prior to that, from August 1986 to August 1998, Mr. Sach held various positions at Teleport Communications Group. Mr. Sach received a B.S. degree from State University College of New York at Fredonia.

(4)	W. Terrell “Terry” Wingfield, Jr. has been our General Counsel and Secretary since September 2006. From October 2005 until his appointment as our General Counsel and Secretary, Mr. Wingfield had been Corporate Vice President of Business Development at Current Communications Group, LLC. From September 2004 until October 2005, he was a Principal with River Park Consulting, LLC. From November 2002 until August 2004, he was Executive Vice President, General Counsel and Corporate Secretary of RCN Corporation, and from October 2000 until November 2002 he was Senior Vice President, General Counsel and Secretary of Velocita Corp. Mr. Wingfield received a B.B.A. in Finance from the University of Georgia and a J.D. from the Walter F. George School of Law at Mercer University.

None of our executive officers is related to any other executive officer or to any of our Directors. Our executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

Available Information

We make available the following public filings with the Securities and Exchange Commission free of charge through our Web site at www.arbinet.com as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission:

•	our Annual Reports on Form 10-K and any amendments thereto;

•	our Quarterly Reports on Form 10-Q and any amendments thereto; and

•	our Current Reports on Form 8-K and any amendments thereto.

In addition, we make available our code of business conduct and ethics free of charge through our Web site. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the NASDAQ Global Market by filing such amendment or waiver with the Securities and Exchange Commission and posting it on our Web site.

No information on our Web site is incorporated by reference into this Annual Report on Form 10-K or any other public filing made by us with the Securities and Exchange Commission.

Item 1A.	Risk Factors

If any of the following risks occur, our business, financial condition, results of operations or prospects could be materially adversely affected. In such case, the trading price of our common stock could decline.

Risks Related to Our Business

We have a limited operating history as a company and as an exchange for communications services providers. If we are unable to overcome the difficulties frequently encountered by early stage companies, our business could be materially harmed.

We began our operations in November 1996. In October 1999, we discontinued some of our previous operations, which involved the sale and rental of telecommunication equipment and operating international routes, and modified our business strategy to focus exclusively on our Internet-based exchange for long-distance voice calls. In the second quarter of 2004, we introduced our exchange-based system for buying and selling Internet capacity. In 2006, we introduced a number of new products, including AssuredAxcess, PrivateExchange and Peering Solutions. In August 2006 we established a new subsidiary, Arbinet Digital Media Corporation, to explore and develop products and services to address the large and growing market opportunity presented by the exchange of digital media, and in December 2006, we acquired Flowphonics Limited, now known as Broad Street Digital Limited, a license management platform for intellectual property rights and digital content distribution.

We have experienced, and expect to continue to experience, risks and difficulties frequently encountered by companies in an early stage of commercial development in new and rapidly evolving markets. In order to overcome these risks and difficulties, we must, among other things:

•	generate sufficient usage of our exchange by our members;

•	maintain and attract a sufficient number of members to our exchange to sustain profitability;

•	execute our business strategy successfully, including successful execution of our Internet capacity business;

•	manage our expanding operations;

•	upgrade our technology, systems and network infrastructure to accommodate increased traffic and transaction volume and to implement new features and functions;

•	achieve adoption by having customers and potential customers use our new products and services; and

•	successfully integrate Broad Street Digital into our business.

Our failure to overcome these risks and difficulties and the risks and difficulties frequently encountered by early stage companies could impair our ability to expand our business, continue our operations or raise capital.

We have incurred a cumulative loss since inception and if we do not maintain or generate significant revenues, we may not remain profitable.

We have incurred significant losses since our inception in November 1996. At December 31, 2006, our accumulated deficit was approximately $90.0 million. Although we achieved net income of $7.7 million and $9.7 million for the years ended 2004 and 2005, respectively, we incurred a net loss of $0.4 million for the year ended December 31, 2006 and we expect to incur significant future expenses, particularly with respect to the development of new products and services, deployment of additional infrastructure, integration of Broad Street Digital and expansion in strategic global markets. To remain profitable, we must continue to increase the usage of our exchange by our members, attract new members in order to improve the liquidity of our exchange, and enter into agreements with music licensors and licensees to utilize our rightsrouter technology. We must also deliver superior service to our members, mitigate the credit risks of our business, develop and commercialize new products and services and grow Broad Street Digital. We may not succeed in these activities and may never generate revenues that are significant or large enough to sustain profitability on a quarterly or annual basis. A large portion of our fee revenues is derived from fees that we charge our members on a per-minute and per-megabyte basis. Therefore, a general market decline in the price for voice calls and Internet capacity may adversely affect the fees we charge our members in order to keep or increase the volume of member business and could materially impact our future revenues and profits. Our failure to remain profitable would depress the market price of our common stock and could impair our ability to expand our business, diversify our product and service offerings or continue our operations.

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

If our exchange continues to be an active, liquid market in which lower-priced alternatives are available to buyers, sellers may conclude that further development of our exchange will erode their profits and they may stop offering communications capacity on our exchange. Since our exchange provides full disclosure of prices offered by participating sellers, buyers may choose to purchase network capacity through our exchange instead of sending traffic to their existing suppliers at pre-determined, and often higher, contract prices. If suppliers of communications capacity fear or determine that the price disclosure and spot market limit order mechanisms provided by our exchange will “cannibalize” the greater profit-generating potential of their existing business, they may choose to withdraw from our exchange, which ultimately could cause our exchange to fail and materially harm our business.

Our standard member enrollment cycle can be long and uncertain and may not result in revenues.

Our member enrollment cycle for full membership on the exchange can be long, and may take up to 12 months or even longer from our initial contact with a communications services provider until that provider signs our membership agreement. Because we offer a new method of purchasing and selling international long-distance voice calls and Internet capacity, we must invest a substantial amount of time and resources to educate services providers regarding the benefits of our exchange. Factors that contribute to the length and uncertainty of our member enrollment cycle and that may reduce the likelihood that a member will purchase or sell communications traffic through our exchange include:

•	the strength of pre-existing one-to-one relationships that prospective members may already have with their communications services providers;

•	existing incentive structures within our members’ organizations that do not reward decision-makers for savings achieved through cost-cutting;

•	the experience of the trial trading process by prospective members; and

•	an aversion to new methods for buying and selling communications capacity.

If we fail to enroll new members, we may not increase our revenues, which would adversely affect our business, financial condition and results of operations.

Until 2002, our operations had been cash flow negative and we depended on equity financings and credit facilities to meet our cash requirements, which may not be available to us in the future on favorable terms, if at all. We may require substantial additional funds to execute our business plan and, if additional capital is not available, we may need to limit, scale back or cease our operations.

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

Our current credit facility with Silicon Valley Bank, or SVB, expires on May 25, 2007. Even though we expect to extend the expiration date on this facility, we may default under this facility or may not be able to renew this credit facility upon expiration or on acceptable terms. In addition, we may seek additional funding in the future and intend to do so through public or private equity and debt financings. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product or service candidates or products or services, which we would otherwise pursue on our own. Additional funds may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may not be able to execute our business plan. As a result, our business, results of operations and financial condition could be adversely affected and we may be required to significantly curtail or cease our operations.

Our settlement procedures subject us to financial risk on all receivables not accepted by GMAC or Silicon Valley Bank under our credit arrangements or covered by our other methods of managing our credit risk. In addition, we may elect to forego potential revenues to avoid certain credit risks.

Under our settlement procedures, we pay a seller on our exchange the net sales price, or the total amount sold by a member less the amount purchased by that member in a given period, for its trading activity. We may not, however, collect the net sales price from the buyers on our exchange until after we have paid the sellers. We have established credit risk assessment and credit underwriting services with each of GMAC and SVB. We are subject to financial risk for any nonpayment by our buyers for receivables that GMAC and/or SVB do not accept. We seek to mitigate that risk by evaluating the creditworthiness of each buyer prior to its joining our exchange, as well as requiring deposits, letters of credit or prepayments from some buyers. We also manage our credit risk by reducing the amount owed to us by our buying members by netting the buy amount and the sell amount for each member on our exchange. In 2006, approximately 88% of our trading revenues were covered by our third party credit agreements, netting, prepayments or other cash collateral, of which our third party credit underwriters covered 43%. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the future, we may elect to increase the amount of credit we extend to our customers we deem creditworthy in order to reduce our credit underwriting costs. If buyers fail to pay us for any reason and we have not been able or have elected not to secure credit risk protection with respect to these buyers, our business could be adversely affected. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues that could materially affect our results of operations.

We are exposed to the credit risk of our members not covered by our credit management programs with third parties, which could result in material losses to us.

There have been adverse changes in the public and private equity and debt markets for communications services providers that have affected their ability to obtain financing or to fund capital expenditures. In some cases, the significant debt burden carried by certain communications services providers has adversely affected their ability to pay their outstanding balances with us and some of our members have filed for bankruptcy as a result of their debt burdens, making us an unsecured creditor of the bankrupt entity. Although these members may emerge from bankruptcy proceedings in the future, a bankruptcy proceeding can be a slow and cumbersome process and creditors often receive partial or no payment toward outstanding obligations. Furthermore, because we are an international business, we may be subject to the bankruptcy laws of other nations, which may provide us limited or no relief. Even if these members should emerge from bankruptcy proceedings, the extent and timing of any future trading activity is uncertain.

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

We may not be able to effectively manage the pricing risk in our AssuredAxcess service.

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

We may face a new set of competitors as we launch new products and services. Our PrivateExchange and AssuredAxcess solutions may compete with communications services providers’ legacy processes, with communications services providers themselves and potentially other companies that provide software and services to communications services providers. Our VoIP PeeringSolutions may compete with other companies trying to create solutions that help communications service providers and corporations that manage traffic across traditional and VoIP networks.

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

We face competition for our data trading services from Internet service providers and Internet capacity resellers. In addition, software-based, Internet infrastructure companies focused on Internet protocol route control products may compete with us for business. Furthermore, Internet network service providers may make technological advancements, such as the introduction of improved routing protocols to enhance the quality of their services, which could negatively impact the demand for our data services. Our Broad Street Digital business provides a content/license management and distribution platform for publishers and retailers of music. There are a number of competitors that offer similar services, many of which have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may have the ability to better attract and retain the same customers that we are targeting.

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

We expect to continue the expansion of our international operations, which will subject us to additional risks and uncertainties. Although we have established EDPs in New York City, Los Angeles, London, Frankfurt, Miami and Hong Kong, we intend to expand our presence. Foreign operations are subject to a variety of additional risks that could have an adverse effect on our business, including:

•	difficulties in collecting accounts receivable and longer collection periods;

•	changing and conflicting regulatory requirements;

•	potentially adverse tax consequences;

•	tariffs and general export restrictions;

•	difficulties in integrating, staffing and managing foreign operations;

•	political instability;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	the impact of local economic conditions and practices;

•	potential non-enforceability of our intellectual property and proprietary rights in foreign countries; and fluctuations in currency exchange rates.

Our inability to manage these risks effectively could adversely affect our business, financial condition and operating results.

The future market for our new products and services, and therefore the revenues from these new products and services, cannot be predicted with certainty.

The market for our new products and services, including those of Broad Street Digital, might develop more slowly or differently than we currently anticipate, if at all. Our members and potential customers may decide that these new products and services do not meet their requirements or may not be willing to purchase them at the prices we seek to charge. Even if the market for these new products and services develops, our offerings may not achieve widespread acceptance. We may be unable to successfully and cost-effectively market and sell the services we offer to a sufficiently large number of members.

Some of the new products and services, such as VoIP Peering, are intended to help communications services providers manage the complexities of routing traffic across traditional and VoIP networks. We may develop VoIP solutions that do not meet the requirements of our potential customers. We may not predict properly all of the requirements related to the technology, market adoption of the new technology and the requirements for new products and services related to the new technology.

Our pricing in our current exchange and new products and services may not be sustainable and may decline over time.

As prices for international long-distance minutes continue to decline, we may need to charge our members less for utilization of our services. We may also need to reduce our prices to drive incremental minutes on our exchange. As we have a predominantly fixed-price operating cost structure, we believe we should be implementing pricing programs that maximize the volume and aggregate fee revenues to our exchange. In 2006, we created a new class of membership (the Associate Membership Program) offering a modified fee structure to target specialty operators in an effort to increase membership and liquidity on the exchange. We continue to explore additional volume discounting programs and alternative pricing programs to drive overall fee revenues. We expect our fee revenue per minute to decline in the coming quarters as we explore these pricing initiatives. We cannot be certain that our pricing programs will drive significant enough increases in volume to offset the price reduction and, therefore, our aggregate fee revenues could decline due to these pricing programs.

We may not have the expertise and personnel to succeed in these new markets.

We have identified potential opportunities in digital media, advertising, and certain mobile content markets to leverage our platform that we intend to pursue. These new markets may require a significant financial and personnel investment to create a viable product and we may not have the expertise, personnel or other resources to succeed in these markets. There is no guarantee that we will be able to find the appropriate candidates that will help us develop and launch these new products and services. If we are unable to hire appropriate candidates and to create and market a viable product, these investments may lead to reduced expected revenues, failure to meet projections, unexpected expenses and may have a significant adverse effect on our business, financial condition and operating results.

There are risks associated with the acquisition of Flowphonics Limited, now known as Broad Street Digital Limited, and we may not be successful in growing the business or capitalizing on the acquisition.

Flowphonics Limited, now known as Broad Street Digital Limited, is an early stage company without historical operating results. As a result, there are a number of risks associated with the acquisition, including but not limited to:

•	our ability to successfully integrate Broad Street Digital systems and processes with ours;

•	our ability to retain key Broad Street Digital employees;

•	our ability to retain key Broad Street Digital customer contracts; and

•	our ability to successfully enter into agreements with additional licensors and licensees.

If we are not successful in any of these areas, our operating results may be adversely affected.

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

On October 23, 2006, we announced the formation of a Special Committee of our Board of Directors to consider strategic alternatives. While the Special Committee will look to strategic alternatives it feels may enhance stockholder value, the uncertainty inherent in such process could undermine Company morale, disrupt operations, and may at times divert management’s attention from routine matters, all of which could harm operations. For instance, the Special Committee has no exact timeline for this process and we do not intend to disclose developments or provide updates on the progress or status of the strategic alternatives review process or of any strategic alternatives under consideration until and if the Board of Directors has approved such transaction. The process of exploring strategic alternatives may be more time consuming and expensive than we currently anticipate. In addition, we cannot assure you that this strategic alternatives review process ultimately will result in any strategic transaction or sale of the Company, or otherwise result in benefits to the Company or our stockholders, so stockholders may never realize the potential enhancement in value the Special Committee is seeking. Ultimately, the unpredictability associated with this process could adversely affect our results of operations in any of the ways described above or in various other ways that are unforeseen at this time.

Material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on our business, financial condition or results of operations.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our independent auditors are required to attest to, and report on, management’s assessment and the effectiveness of internal control over financial reporting. Our management is also required to report on the effectiveness of our disclosure controls and procedures. As disclosed in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 our management identified a material weakness in internal control over financial reporting and, accordingly, determined that internal control over financial reporting was not effective at December 31, 2005. Such material weakness and deficiencies in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on our business, financial condition or results of operations. Further, if we do not remediate any known material weakness, we could be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, we could fail to timely meet our regulatory reporting obligations, or investor perceptions could be negatively affected; each of these potential consequences could have an adverse effect on our business, financial condition or results of operations.

Risks Relating to Our Technology

System failures, human error and security breaches could cause us to lose members and expose us to liability.

The communications services providers that use our exchange depend on us to accurately track, rate, store and report the traffic and trades that are conducted on our exchange. Software defects, system failures, natural disasters, human error and other factors could lead to inaccurate or lost information or the inability to access our exchange. From time to time, we have experienced temporary service interruptions. These interruptions may occur in the future. Our systems could be vulnerable to computer viruses, physical and electronic break-ins and third party security breaches. In a few instances, we manually input trading data, such as bid and ask prices, at the request of our members, which could give rise to human error and miscommunication of trading information and may result in disputes with our members. Any loss of information or the delivery of inaccurate information due to human error, miscommunication or otherwise or a breach or failure of our security mechanisms that leads to unauthorized disclosure of sensitive information could lead to member dissatisfaction and possible claims against us for damages. Our failure to maintain the continuous availability of our exchange for trading, to consistently deliver accurate information to members of our exchange or to maintain the security of their confidential information could expose us to liability and materially harm our business.

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

Any failure of our physical infrastructure or the infrastructure of our members could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Our business depends on providing members with highly reliable service. We must protect our infrastructure and the equipment of our members located in our EDPs. Additionally, our members must have reliable connectivity between their networks and our EDPs. Our EDPs, our members’ infrastructure, and the services we provide are subject to failure resulting from numerous factors, including:

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood and other natural disasters;

•	water damage;

•	power loss;

•	terrorism, sabotage and vandalism; and

•	prolonged electrical power outages, shortages, or availability.

Problems at one or more of our EDPs or our members’ networks, whether or not within our control, could result in among other things, service interruptions, significant equipment damage and significant loss of revenue opportunity. Any loss of services, equipment damage or inability to terminate voice calls or supply Internet capacity could reduce the confidence of our members and could consequently impair our ability to obtain and retain members, which would adversely affect both our ability to generate revenues and our operating results.

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

Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and/or opposition proceedings and the risk of such claims being invalidated by infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, once they have been issued, our patents and any patent, which we have licensed, or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

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

If any parties successfully claim that our creation, offer for sale, sale, import or use of technologies infringes upon their intellectual property rights, we might be forced to incur expenses to litigate the claims and pay damages (potentially including treble damages, if we are found to have willfully infringed such parties’ patents or copyrights). In addition, if we are unsuccessful in litigation, a court could issue a permanent injunction preventing us from operating our exchange or commercializing our product and service candidates for the life of the patent that we have been deemed to have infringed. Litigation concerning patents and other forms of intellectual property and proprietary technologies is becoming more widespread and can be protracted and expensive, and can distract management and other key personnel from performing their duties for us.

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

None.

Item 2.	Properties

Our headquarters are located at 120 Albany Street, Tower II, Suite 450, New Brunswick, New Jersey, where we lease approximately 11,500 square feet of office space.

Our leased properties:

Location	Approximate Area (in sq. feet)	Use	Lease Expiration Date
New Brunswick, New Jersey	11,500	Administrative Office	April 30, 2008
New York, New York	22,896	EDP	July 31, 2015
Los Angeles, California	16,089	EDP	July 10, 2008
Los Angeles, California	12,162	Future EDP Site	July 31, 2010
Herndon, Virginia	36,463	Operations Center	June 1, 2010
London, United Kingdom	7,418	EDP, Trading and Sales	June 11, 2009
Glasgow, Scotland	400	Administrative Office	September 1, 2007

We also lease facilities in Chicago, Illinois, to support our sales staff. In addition, we lease circuit capacity from other communications services providers to support our EDPs in Miami, Florida, Frankfurt, Germany and Hong Kong, China. As part of our agreements with these communications services providers, they provide us with our physical connection point in those markets.

We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

The litigation process is inherently uncertain, and we cannot guarantee that the outcomes of the following proceedings and lawsuits will be favorable for us or that they will not be material to our business, results of operations or financial position. However, we do not currently believe that these matters will have a material adverse effect on our business, results of operations or financial position.

World Access Proceeding

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group (collectively “the Debtors”), filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855,000. The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors confirmed a Plan of Liquidation that created a trust to proceed with liquidating avoidance actions. The Trustee has been substituted as the Plaintiff in all avoidance actions. At a scheduling conference held on October 12, 2005, the Court set discovery cut-off dates that have been continued for cases where the Trustee seeks to recover in excess of $100,000, at the request of the Trustee. Plaintiff’s responses to certain discovery requests were due in November. The current discovery schedule, designates May 1, 2007 as the deadline for parties to file dispositive motions, and sets May 29, 2007 as the date by which the parties must file a joint pre-trial statement. The foregoing dates are uniform for all adversary cases (approximately 50) where the amount of the recovery sought by the Trustee exceeds $100,000 and may be further amended by the agreement of the parties. Based on the revised discovery plan and a statement from the Court at the scheduling conference, it does not appear that the Court will be ready to try any of the adversary proceedings before September 2007.

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

On May 9, 2005, the plaintiffs filed an unopposed motion to dismiss this case in federal court without prejudice for lack of subject matter jurisdiction. The court granted the plaintiffs’ motion on the same day. On November 4, 2005, Octane renewed the lawsuit by filing a substantially similar complaint in the Superior Court of New Jersey, Middlesex County, in an action entitled Octane Capital Fund I, L.P. v. Arbinet-thexchange, Inc., Docket No. MID-L-7990-05. Octane is the only plaintiff in the case. On October 3, 2006, we filed an answer denying all liability and asserting counterclaims against Octane for, among other reasons, breach of the Investors’ Rights Agreement in connection with Octane’s conduct seeking additional shares of stock and other relief. Octane filed its answer on October 27, 2006, denying all liability on our counterclaims. We intend to defend vigorously against the claims.

Mashinsky Series E Proceeding

On May 13, 2005, we received a letter from counsel representing Alex Mashinsky, our founder, former officer and a current director, together with a draft complaint and a draft press release, threatening to commence litigation in the Southern District of New York against us, as well as against Communications Ventures III, L.P., one of our stockholders, former director Anthony L. Craig, former director Roland A. Van der Meer, and our President, Chief Executive Officer and director, J. Curt Hockemeier, if we do not agree to an “amicable settlement” with him. Mr. Mashinsky alleges breach of fiduciary duty, self-dealing, fraud, and breach of contract in connection with our Series E preferred stock offering consummated in 2001, asserting over $90 million in damages. According to his correspondence he “is prepared to discuss settlement of this matter at an amount representing a significant discount.” By letter dated May 31, 2005, the Company and other potential defendants responded to Mr. Mashinsky’s letter, denying any liability and describing potential counterclaims that would be asserted against Mr. Mashinsky should he pursue his claims. In a May 4, 2006 filing made with the SEC in connection with his solicitation of proxies for election to our Board at the Company’s Annual Meeting of Stockholders in June of 2006, Mr. Mashinsky stated: “Mr. Mashinsky currently has potential legal claims against the Company, as well as against Communications Ventures III, L.P., one of the Company’s Stockholders, former director Anthony L. Craig, former director Roland A. Van der Meer, and the Company’s President, Chief Executive Officer and director J. Curt Hockemeier alleging breach of fiduciary duty, self-dealing, fraud, and breach of contract, and asserting over $90 million in damages, in connection with the Company’s Series E preferred stock financing consummated in 2001.” Mr. Mashinsky committed in this filing made with the SEC that, if elected as a director at the Annual Meeting, he would release his claims against us in exchange for a release from us of our potential claims against Mr. Mashinsky. Neither Mr. Mashinsky nor the Company has pursued its respective claims. In a loan settlement agreement dated July 9, 2004, Mr. Mashinsky acknowledged and agreed that, in June 2001, he had consented to the Series E preferred stock offering. We believe these claims are without merit, and if Mr. Mashinsky commences litigation against us, we intend to vigorously defend against his claims.

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

On February 17, 2006, the Consolidated and Amended Complaint (“Amended Complaint”) was filed with the court. The Amended Complaint continues to allege violations of the registration and anti-fraud provisions of the federal securities laws due to alleged statements in and omissions from Arbinet’s initial public offering registration statement. The Amended Complaint seeks, among other things, unspecified damages and costs associated with the litigation. On April 28, 2006, we filed a motion to dismiss the Amended Complaint, based on the argument that there are no false or misleading statements and no material omissions in the initial public offering registration statement. On June 30, 2006, the Lead Plaintiff filed her opposition to our motion to dismiss. On September 13, 2006, we filed our reply brief in support of the motion to dismiss. On December 22, 2006, the Court granted our motion to dismiss the Amended Complaint in its entirety as against us and all other defendants, and gave the Lead Plaintiff thirty days in which to file an amended complaint, if any. On January 22, 2007, the parties filed a Stipulation of Dismissal with Prejudice dismissing the case and all consolidated actions.

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

On February 8, 2006, the parties attended an initial conference with the Magistrate Judge assigned to the case for the purposes of setting a schedule for the case. No case schedule has been issued yet. Discovery has begun in the case. The parties negotiated and the court entered a Protective Order to govern the treatment of the confidential and proprietary information of the parties during the case. On March 30, 2006, we served a set of discovery requests on counsel for World-Link. Shortly thereafter, World-Link served discovery requests on our counsel. World-Link responded to our discovery requests and produced documents to us on June 1, 2006. We responded to World-Link’s discovery requests on June 8, 2006 and produced documents to World-Link subsequently. On September 22, 2006, the Court issued an order referring the case to mediation. The parties exchanged settlement proposals during mediation and the mediation ended without an agreement. The case is now in discovery phase.

CHVP Proceeding

On April 6, 2006, CHVP Founders Fund I, L.P. (“CHVP”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York. CHVP seeks damages of over $1.87 million related to the transfer, by our founder and current director, Alex Mashinsky, of three million shares of our common stock to CHVP. CHVP had previously been sued by Mr. Mashinsky regarding the same transfer of shares. CHVP claims that we interfered with its ability to sell the shares during a 90-day period from December 2004 to March 2005, and alleges claims for violation of the Uniform Commercial Code, conversion, and breach of contract. On May 22, 2006, we filed our Answer and Counterclaim denying liability, and asserting counterclaims against CHVP for a declaratory judgment that the transfer of Mr. Mashinsky’s shares to CHVP is void or voidable, that Arbinet did not improperly interfere with CHVP’s sale of Arbinet stock during the lock up period, and that Mr. Mashinsky’s shares were subject to a particular market stand-off restriction pursuant to operative agreements. In addition, we filed a Third Party Complaint against Mr. Mashinsky requesting the same declaratory judgment described above, and asserted claims for breach of contract, breach of implied covenant of good faith and fair dealing, negligence, indemnification, and common law contribution in connection with Mr. Mashinsky’s transfer of Arbinet shares to CHVP. On June 12, 2006, CHVP filed its reply to our counterclaims, denying all liability, and on August 1, 2006, CHVP filed a motion for summary judgment on its claims. We opposed the summary judgment motion and the Court held a hearing on the motion on November 9, 2006. On January 8, 2007 the Court granted summary judgment in favor of CHVP on liability, bifurcating the damages claim to proceed to trial. On January 30, 2007 we filed a notice of appeal of that decision to the Appellate Division, First Department for the State of New York. We moved to stay the damages and other proceedings pending our appeal, which motion to stay was denied by the First Department on March 1, 2007.

Mashinsky/Marmon Disclosure Proceeding

On April 11, 2006, we learned that our founder and current director Alex Mashinsky and Robert Marmon had obtained and disclosed our confidential strategic planning information to third parties in connection with the proxy contest they commenced seeking to elect themselves to our Board of Directors at our 2006 Annual Meeting of Stockholders. On April 13, 2006, we sent a cease and desist letter to Messrs. Mashinsky and Marmon demanding that they stop misappropriating our confidential information, return all copies to us, provide us with a list of all parties to whom they disclosed our confidential information, and issue corrective statements to those parties to whom they have disclosed confidential information. Messrs. Mashinsky and Marmon did not substantively respond to our letter, and did not agree to stop misappropriating and using our confidential information. On April 26, 2006, we filed a lawsuit and a motion for a preliminary injunction against them in the United States District Court for the District of New Jersey. Among other things, we allege that Messrs. Mashinsky and Marmon have disclosed our highly confidential information and breached contractual and fiduciary duties to the Company by misappropriating our confidential and proprietary information to use it for their own purposes, and we seek injunctive relief to protect our confidential information. On May 17, 2006, Messrs. Marmon and Mashinsky filed an opposition to our motions for preliminary injunction and expedited scheduling, and returned to us one copy of the Arbinet document they had in their possession. On May 19, 2006, we filed a reply to the opposition of Messrs. Marmon and Mashinsky, and moved that the confidential document returned to us be filed under seal with the court for its review. Messrs. Marmon and Mashinsky opposed our motion to file the confidential document under seal on May 26, 2006, and we filed our reply the following day. The court granted our motion to file the document under seal on September 28, 2006. We subsequently entered into a settlement agreement with Messrs. Marmon and Mashinsky and on February 7, 2007, the parties filed a stipulation dismissing the case without prejudice.

Item 4.	Submission of Matter to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Our Common Equity, Related Stockholder Matters and Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “ARBX.” We began trading on the Nasdaq National Market on December 16, 2004. The following table sets forth the range of high and low sale prices for our common stock as reported on the NASDAQ Global Market for the period indicated below.

Quarter Ended	High	Low	Cash Dividend Per Share
March 31, 2005	$27.96	$18.75	N/A
June 30, 2005	$20.95	$6.05	N/A
September 30, 2005	$7.45	$5.80	N/A
December 31, 2005	$8.09	$6.10	N/A
March 31, 2006	$7.50	$6.06	N/A
June 30, 2006	$8.74	$4.90	N/A
September 30, 2006	$5.85	$4.08	N/A
December 31, 2006	$6.36	$4.98	N/A

As of March 1, 2007, the approximate number of holders of record of our common stock was 202.

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth of the business and, therefore, do not currently anticipate paying any cash dividends in the foreseeable future.

For information on our Equity Compensation Plan Table, please see Part III, Item 12 of this Annual Report.

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

After deducting expenses of the offering, we received net offering proceeds of approximately $66.6 million. We used approximately $15.2 million of our net proceeds to redeem the outstanding shares of our Series B and Series B-1 preferred stock and approximately $10.0 million to repay principal and interest outstanding under our credit facility with SVB. Approximately $40 million of the net proceeds of the offering have been invested into investment-grade marketable securities within the guidelines defined in our investment policy. Such funds remain invested in such securities as of December 31, 2006. The remaining proceeds have been used for working capital purposes. We regularly assess the specific uses and allocations for the remaining funds.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial information for 2004, 2005 and 2006 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Statements of Operations Data:
Trading revenues	$256,253	$369,990	$475,231	$481,607	$495,115
Fee revenues	23,389	33,959	44,734	48,848	47,863

Total revenues	279,642	403,948	519,966	530,455	542,978
Cost of trading revenues	256,212	369,972	474,916	481,200	495,159

	23,430	33,976	45,049	49,255	47,819
Costs and expenses:
Operations and development	11,851	10,882	13,614	14,645	15,883
Sales and marketing	4,223	4,713	5,674	7,660	8,288
General and administrative	11,340	9,588	9,345	12,868	18,018
Depreciation and amortization	9,558	7,204	9,266	8,865	6,954
Restructuring costs, asset impairments and litigation settlements	19,464	—	3,675	(2,673)	507

Total costs and expenses	56,436	32,386	41,574	41,364	49,650

Income (loss) from operations	(33,006)	1,590	3,475	7,890	(1,831)
Interest income	545	342	288	1,779	3,135
Interest expense	(1,241)	(1,968)	(2,792)	(347)	(112)
Other income (expense), net	(581)	32	6,718	(1,242)	310

Income (loss) from continuing operations before income taxes	(34,284)	(5)	7,688	8,081	1,503
Provision for income taxes (Income tax benefit)	—	—	—	(1,298)	2,013

Net income (loss) from continuing operations	(34,284)	(5)	7,688	9,379	(510)
Income from discontinued operations, net of income tax	—	—	—	296	121

Net income (loss)	(34,284)	(5)	7,688	9,675	(389)
Preferred stock dividends and accretion	(7,371)	(8,005)	(6,679)	—	—

Net income (loss) attributable to common stockholders	$(41,655)	$(8,010)	$1,010	$9,675	$(389)
Net income (loss) from continuing operations per common share:
Basic	$(23.28)	$(4.13)	$0.30	$0.38	$(0.02)
Diluted	$(23.28)	$(4.13)	$0.18	$0.36	$(0.02)
Pro forma diluted			$0.35
Other Data:
EBITDA(1)	$(24,030)	$8,825	$19,458	$15,514	$5,434

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,343	$17,147	$53,533	$40,365	$32,986
Marketable securities	—	—	—	23,231	30,051
Working capital	4,230	10,203	51,925	60,060	57,481
Total assets	46,710	63,528	114,867	121,762	132,522
Loans payable and capital lease obligations	13,796	17,636	3,643	1,031	115
Notes Payable	—	—	—	—	561
Due to Silicon Valley Bank	—	—	—	2,945	8,078
Redeemable preferred stock	19,266	20,838	—	—	—
Redeemable convertible preferred stock	66,646	82,964	—	—	—
Accumulated deficit	(106,934)	(106,939)	(99,250)	(89,576)	(89,964)
Total stockholders’ equity (deficit)	(79,037)	(86,530)	75,238	85,770	86,931

(1)	EBITDA is defined as net income before (i) depreciation and amortization, (ii) interest income and expense, and (iii) income taxes. Management believes that the presentation of EBITDA included in this Annual Report on Form 10-K provides useful information to investors regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business. EBITDA included in this Annual Report on Form 10-K should be considered in addition to and not as a substitute for, net income as calculated in accordance with GAAP as a measure of performance.

A reconciliation of EBITDA to net income (loss) follows:

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Income (loss) from continuing operations before income taxes	$(34,284)	$(5)	$7,688	$8,081	$1,503
Depreciation and amortization	9,558	7,204	9,266	8,865	6,954
Interest income	(545)	(342)	(288)	(1,779)	(3,135)
Interest expense	1,241	1,968	2,792	347	112

EBITDA	$(24,030)	$8,825	$19,458	$15,514	$5,434

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading electronic market for trading, routing and settling communications capacity. Members of our exchange, consisting primarily of communications services providers, buy and sell voice calls and Internet capacity through our centralized, efficient and liquid marketplace. Communications services providers that do not use our exchange generally individually negotiate and buy access to the networks of other communications services providers to send voice calls and Internet capacity outside of their networks. We believe that we provide a cost-effective and efficient alternative to these direct connections. With a single interconnection to our exchange, members have access to all other members’ networks. Members place orders through our easy-to-use web-based interface. Sellers on the exchange post sell orders to offer voice calls and Internet capacity for specific destinations, or routes, at various prices. We independently assess the quality of these routes and include that information in the sell order. Buyers enter buy orders based on route quality and price and are matched to sell orders by our fully automated trading platform and our proprietary software. When a buyer’s order is matched to a seller’s order, the voice calls or Internet capacity are then routed through our state-of-the-art facilities. We invoice and process payments for our members’ transactions and manage the credit risk of buyers primarily through our credit management programs with third parties.

Revenue

We generate revenues from both the trading that members conduct on our exchange, which we refer to as trading revenues, and the fees we charge members for the ability to trade on our exchange, which we refer to as fee revenues. Our trading revenue represents the aggregate dollar value of the calls that are routed through our switches at a price agreed to by the buyer and seller of the capacity. For example, if a 10-minute call is originated in France and routed through our facilities to a destination in India for $0.11 per minute, we record $1.10 of trading revenue for the call. Under our AssuredAxcess product, we offer our members contracts to buy and sell minutes to specific markets at fixed rates. We may generate profit or incur losses associated with trading revenue on these contracts. Historically, this profit or loss has not been material to our operating results. Our system automatically records all traffic terminated through our switches.

We record trading revenues because:

•	all traffic traded on our exchange is routed through one of our switches; and

•	we are obligated to pay sellers for the minutes they sell on our exchange regardless of whether we ultimately collect from buyers.

Our fee revenues represent the following:

•

usage fees for the number of minutes or megabytes that are routed through our switches and price improvement which represents cost savings generated by our trading platform, which collectively comprised approximately 76% of fee revenues for the years ended December 31, 2005 and 2006, respectively;

•	a credit risk management fee, which is a charge for the credit management, clearing and settlement services we provide;

•	a membership fee to join our exchange; and

•	additional services as utilized by our members for items such as premium service offerings and accelerated payment terms.

Costs and Expenses

Our cost of trading revenues consists of the cost of calls that are routed through our switches at a price agreed to by both the buyer and seller of the capacity. In the preceding example, we would record cost of trading revenues equal to $1.10, an amount that we would pay to the seller.

Operations and development expense consists of costs related to supporting our exchange, such as salaries, benefits, bonuses and related costs of engineering, technical support, product and software development and system support personnel, as well as facilities and interconnect costs. Sales and marketing consists of salaries, benefits, commissions, bonuses and related costs of sales and marketing personnel, trade shows and other marketing activities. General and administrative costs consist of salaries, benefits, bonuses of corporate, finance and administrative personnel, facilities costs, bad debt expense and outside service costs, such as legal and accounting fees.

Business Development

We will continue to seek to increase our trading volume. We aim to achieve this by increasing participation on our exchange from existing members, increasing membership on our exchange, expanding our global presence, developing and marketing complementary services and leveraging our platform to allow the trading, routing and settling of other digital media, such as Internet capacity, as well as expanding into new businesses where our knowledge and expertise on trading, routing and settling digital goods can be leveraged. We currently have EDPs in New York, Los Angeles, Miami, London, Frankfurt and Hong Kong. We can initially establish an EDP in a new market without any additional capital by directly connecting the new EDP to one of our existing EDPs through a leased network, as we have accomplished for our EDPs in Frankfurt and Miami. Once we have sufficient business in a new market, we may install a new switch for the EDP in that market for a cost of approximately $1.0 million. We plan to develop, market and expand services that are complementary to our existing offerings, including enhanced trading, credit and clearing services and switch partitioning. We may not be successful in doing so due to many factors, including the business environment in which we operate. For a further discussion of regulatory, technological and other changes relevant to our business, see “Business—Industry Background.”

Strategic Alternatives

On October 23, 2006, we announced that our Board of Directors formed a special committee of independent directors (the “Special Committee”) to explore a broad range of strategic alternatives to enhance shareholder value. These alternatives include, but are not limited to, a revised business plan, operating partnerships, joint ventures, strategic alliances, a recapitalization, and the sale or merger of the Company. The Special Committee is composed of Robert C. Atkinson, Michael J. Donahue, Roger H. Moore and Michael J. Ruane, each an independent director of Arbinet. Mr. Donahue serves as the Chairman of the Special Committee. The Special Committee retained Jefferies & Company, Inc. as its financial advisors and Goodwin Procter LLP as its legal counsel to assist it in its work.

We cannot assure you that this strategic alternatives review process will result in any changes to our current business plan or any transaction or agreement. We undertake no obligation to provide updates on the progress or status of the strategic alternatives review process or of any strategic alternatives under consideration. We do not intend to disclose developments or provide updates on the progress or status of the strategic alternatives review process or of any strategic alternatives under consideration.

Digital Media

In August 2006, we established a new subsidiary, Arbinet Digital Media Corporation, to explore and develop products and services to address the large and growing market opportunity presented by the exchange of digital media. In December 2006, the Company, through its wholly-owned subsidiary, Arbinet ETE Corporation, acquired all of the outstanding common stock of Flowphonics Limited, now known as Broad Street Digital Limited, a license management platform for intellectual property rights and digital content distribution. The purchase price was approximately $2.1 million, including transaction costs. Broad Street Digital’s rightsrouter platform enables music and video rights owners to manage, exchange, distribute, and receive payment for their content with many of the world’s major online and mobile retailers. This acquisition allows us to combine our exchange platform and business processes with Broad Street Digital’s patent-protected license management and digital content distribution platform to address the growing market for the management, exchange, distribution and settlement of digital media. The market for recorded music is compromised of four large record labels that control approximately 72% of total music sales. Major online and mobile retailers partner directly with these large record labels to sell and distribute recorded music from the record label’s portfolio of songs. The remaining 28% of the market represents over 22,000 independent record labels, which is the target market for Broad Street Digital.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•

Long-lived assets.  We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business; and

•	significant industry, economic or competitive trends.

•

Income taxes.  We have net deferred tax assets, reflecting net operating loss, or NOL, carryforwards and other deductible differences, which may reduce our taxable income in future years. These net deferred tax assets are offset by a valuation allowance resulting in no tax benefit being recognized related to these net deferred tax assets. We are required to periodically assess the realization of our deferred tax assets and changes in circumstances may require adjustments in future periods. The amount of net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If it becomes more likely than not that we will recognize a future tax benefit from the deferred tax assets, we may need to reverse some or all of our valuation allowance. When evaluating the ability for the Company to record a net deferred tax asset, SFAS No. 109 requires us to consider all sources of taxable income as well as all available evidence to determine that it is more likely than not that we will be able to utilize this asset. At December 31, 2004 a full valuation allowance in the amount of $42.7 million was recorded against net deferred tax assets since at that date, the Company was unable to conclude that it was more likely than not that it would realize those assets. As a result of the evaluation of all relevant and available evidence, the Company had concluded at December 31, 2005 it was more likely than not to utilize approximately $1.5 million of its net deferred tax assets. At December 31, 2006 a full valuation allowance in the amount of $39.7 million has been reestablished and recorded against net deferred tax assets since at that date, the Company was unable to conclude that it was more likely than not that it would realize those assets. We will continue to refine and monitor all available evidence during future periods in order to more fully evaluate the recoverability of the Company’s deferred tax assets.

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

•

Goodwill and Other Intangible Assets.  We follow the guidance of SFAS No. 142. “Goodwill and Other Intangible Assets,” which requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead goodwill is subject to an annual assessment for impairment by applying a fair value approach. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets.

•

Litigation reserves.  The establishment of litigation reserves requires judgments concerning the ultimate outcome of pending litigation against the Company and its subsidiaries. These reserves are based on the application of SFAS No. 5, “Accounting for Contingencies,” which requires us to record a reserve if we believe an adverse outcome is probable and the amount of the probable loss is capable of reasonable estimation. In applying judgment, management utilizes, among other things, opinions and estimates obtained from outside legal counsel to apply the standards of SFAS No. 5. Accordingly, estimated amounts relating to certain litigation have met the criteria for the recognition of a liability under SFAS No. 5. Litigation by its nature is uncertain and the determination of whether any particular case involves a probable loss or the amount thereof requires the exercise of considerable judgment, which is applied as of a certain date. The required reserves may change in the future due to new matters, developments in existing matters or if we determine to change our strategy with respect to any particular matter.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2005 and 2006

Trading revenues and cost of trading revenues

Trading revenues increased 2.8% from $481.6 million for the year ended December 31, 2005 to $495.1 million for the year ended December 31, 2006. The increase in trading revenues was due to an increase in the volume traded by our members principally due to an increase in the number of members on our exchange from 399 on December 31, 2005 to 693 on December 31, 2006. This increase in volume was partially offset by a lower average trade rate per minute. Specifically the factors affecting trading revenues included:

•

A total of 12.6 billion minutes were bought and sold on our exchange in the 12 months ended December 31, 2006, up 6% from the 11.9 billion minutes for the year ended December 31, 2005. This increase was due to 1.47 billion completed calls in the year ended December 31, 2006, up 3% from the 1.43 billion completed calls for the year ended December 31, 2005, and higher average call duration. The average call duration on our exchange for the year ended December 31, 2006 was 4.3 minutes per call compared to 4.2 minutes per call for the year ended December 31, 2005. The higher average call duration was primarily a result of a change in the mix of geographic markets and the mix of fixed versus mobile minutes traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

•

The average trade rate, which represents the average price per minute of completed calls on the exchange, for the year ended December 31, 2006 was $0.079 per minute compared to $0.081 per minute in the year ended December 31, 2005. The lower average trade rate per minute was driven by the mix of markets and routes that were traded on the exchange in their respective periods and an overall per minute price decline in the international voice business. The volatility in average trade rate is expected to continue in the future.

As a result of increases in trading revenues, cost of trading revenues increased 2.9% from $481.2 million for the year ended December 31, 2005 to $495.2 million for the year ended December 31, 2006.

Fee revenues

Fee revenues decreased 2% from $48.8 million for the year ended December 31, 2005 to $47.9 million for the year ended December 31, 2006. Fee revenues decreased as a result of lower pricing, offset, in part, by higher minutes for the comparable period. Average fee revenue per minute was $0.0038 in the year ended December 31, 2006 compared to $0.0041 in the year ended December 31, 2005. Average fee revenue per minute declined as more exchange members achieved volume based discounts. We offered limited fee discounts to certain high-quality sellers in order to incent those sellers to add supply to certain markets, which had higher demand within the exchange, and the average trade rate declined, impacting credit risk management fees and RapidClear fees, which are charged as a percentage of trading revenues. We may provide incentives to improve liquidity in our exchange in the future and that, along with members continuing to achieve higher volume levels, may lead to a decline in average fee revenue per minute in the future.

Operations and development

Operations and development costs increased 8.5% from $14.6 million for the year ended December 31, 2005 to $15.9 million for the year ended December 31, 2006. This increase was primarily the result of increased employee-related expenses of $0.5 million, higher interconnection costs of $0.3 million and higher utility costs of $0.1 million.

Sales and marketing

Sales and marketing expenses increased 8.2% from $7.7 million for the year ended December 31, 2005 to $8.3 million for the year ended December 31, 2006. This increase was primarily the result of increased employee-related expenses of $0.6 million and increased marketing expenses of $0.2 million to support products and services introduced during the year, including an advertising campaign to support the introduction of new products and services.

General and administrative

General and administrative expenses increased 40.0% from $12.9 million for the year ended December 31, 2005 to $18.0 million for the year ended December 31, 2006. This increase was primarily the result of increased legal fees of $3.3 million related to (i) the proxy contest in connection with the election of two Class II Directors at our 2006 Annual Meeting of Stockholders; (ii) the Audit Committee’s review of the Company’s stock option activity and the related restatement and (iii) the previously-announced evaluation of strategic alternatives by the Special Committee. In addition, the increase was also attributable to higher accounting and professional fees of $0.7 million, higher insurance expense of $0.2 million and higher software maintenance costs of $0.6 million associated with the migration to a new server platform.

Depreciation and amortization

Depreciation and amortization decreased 21.6% from $8.9 million for the year ended December 31, 2005 to $7.0 million for the year ended December 31, 2006. This decrease reflects the impact of certain fixed assets that became fully depreciated over the course of 2005 and 2006.

Restructuring costs and litigation settlement

During the year ended December 31, 2006, we recognized a charge of $600,000 representing management’s estimate of the cost to settle a litigation matter. This amount was partially offset by a benefit of $93,000 as we settled certain litigation for less than the amount previously accrued. During the year ended December 31, 2005, the Company recorded a benefit of $1.45 million related to an insurance reimbursement for litigation settlement. In addition, during the fourth quarter of 2005, we recorded a gain of approximately $1.2 million related to the renegotiation of a lease related to a property that was exited in 2001.

Interest and other income/expense

Interest income increased 76.2% from $1.8 million for the year ended December 31, 2005 to $3.1 million for the year ended December 31, 2006. This increase was primarily due to a higher average rate of return on invested cash and to a lesser extent higher average cash balances in 2006 versus 2005. Interest expense decreased from $0.3 million for the year ended December 31, 2005 to $0.1 million for the year ended December 31, 2006. Other income (expense), net includes net gains (losses) resulting from foreign currency transactions of approximately $(0.5) million and $1.0 million for the years 2005 and 2006, respectively. The gain from foreign currency transactions in 2006 is primarily due to the weakening of the U.S. dollar versus the British pound from December 31, 2005 to December 31, 2006 and its effect on a U.S. dollar-denominated liability of the Company’s U.K. subsidiary.

Provision for income taxes

The Company recorded an income tax provision of approximately $2.0 million for the year ended December 31, 2006. Included in this provision is approximately $1.5 million of expense related to reestablishing a full valuation allowance against the net deferred tax assets since, the Company was unable to conclude that it was more likely than not that it would realize those assets. In 2005, the Company recorded an income tax benefit of $1.3 million, which included a $1.5 million benefit related to the reversal of a portion of the valuation allowance we had recorded against deferred tax assets. The difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards and the impact of state taxes.

Discontinued operations

Management reevaluated the $670,000 liability related to a discontinued operation from 1999 and determined that approximately $350,000 was needed at December 31, 2005. Accordingly, during 2005, $295,888, net of income tax of $20,265, was recognized as income from discontinued operations in 2005. In 2006, management reevaluated the liability related to the discontinued operation and determined that approximately $225,000 was needed at December 31, 2006. Accordingly, $121,388, net of income tax of $4,477 was recognized as income from discontinued operations in 2006.

Comparison of Fiscal Years Ended December 31, 2004 and 2005

Trading revenues and cost of trading revenues

Trading revenues increased 1.3% from $475.2 million for the year ended December 31, 2004 to $481.6 million for the year ended December 31, 2005. The increase in trading revenues was due to both an increase in the volume traded by our members on our exchange and an increase in the number of members trading on our exchange offset by a lower average trade rate per minute. Specifically the factors affecting trading revenues included:

•

A total of 11.9 billion minutes were bought and sold on our exchange in the 12 months ended December 31, 2005, up 13% from the 10.5 billion minutes for the year ended December 31, 2004. This increase was due to 1.43 billion completed calls in the year ended December 31, 2005, up 18% from the 1.21 billion completed calls for the year ended December 31, 2004, offset by lower average call duration. The average call duration on our exchange for the year ended December 31, 2005 was 4.2 minutes per call compared to 4.3 minutes per call for the year ended December 31, 2004. The lower average call duration was primarily a result of a change in the mix of geographic markets traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

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

Fee revenues

Fee revenues increased 9.2% from $44.7 million for the year ended December 31, 2004 to $48.8 million for the year ended December 31, 2005. Fee revenues increased as a result of minutes increasing 13% for the comparable period offset, in part, by lower pricing. Average fee revenue per minute was $0.0041 in the year ended December 31, 2005 compared to $0.0043 in the year ended December 31, 2004. Average fee revenue per minute declined as more exchange members achieved volume based discounts, we offered limited fee discounts to certain high-quality sellers in order to incent those sellers to add supply to certain markets, which had higher demand within the exchange, and the average trade rate declined impacting credit risk management fees and RapidClear fees, which are charged as a percentage of trading revenues. We may provide incentives to improve liquidity in our exchange in the future and that, along with members continuing to achieve higher volume levels, may lead to a decline in average fee revenue per minute in the future.

Operations and development

Operations and development costs increased 7.6% from $13.6 million for the year ended December 31, 2004 to $14.6 million for the year ended December 31, 2005. This increase was the result of increased compensation-related expenses of $1 million. The increase in compensation-related expenses is principally the result of increased headcount to support our data business and additional non-cash stock-based compensation expenses related to certain stock option agreements.

Sales and marketing

Sales and marketing expenses increased 35% from $5.7 million for the year ended December 31, 2004 to $7.7 million for the year ended December 31, 2005. This increase was primarily the result of increased compensation-related expenses of $1.5 million and increased business travel expense of $0.3 million.

General and administrative

General and administrative expenses increased 37.7% from $9.3 million for the year ended December 31, 2004 to $12.9 million for the year ended December 31, 2005. This increase was primarily the result of higher consulting and professional fees of $1.4 million, higher compensation-related expenses of $1.1 million, higher insurance expense of $0.8 million, and higher litigation expense of $0.2 million.

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

Interest and other income/expense

Interest expense decreased 87.6% from $2.8 million for the year ended December 31, 2004 to $0.3 million for the year ended December 31, 2005. This decrease resulted primarily from $1.6 million of non-cash interest expense in 2004 related to the Series B and B-1 Preferred Stock, which were redeemed in December 2004. Interest expense also decreased as a result of our repayment of approximately $17 million in outstanding loans during 2004 and 2005. Interest income increased 518.6% from $0.3 million for the year ended December 31, 2004 to $1.8 million for the year ended December 31, 2005. This increase was primarily due to the amount earned on invested cash proceeds from our initial public offering in December 2004. Other income (expense), net includes net gains (losses) resulting from foreign currency transactions of approximately $0.6 million and $(0.5) million for the years 2004 and 2005, respectively. The loss from foreign currency transactions in 2005 is primarily due to the strengthening of the U.S. dollar versus the British Pound from December 31, 2004 to December 31, 2005 and its effect on a U.S. dollar-denominated liability on the books of the Company’s U.K. subsidiary. Other income, net in 2004 includes a one-time gain of approximately $7.2 million related to the redemption of Series B/B-1 Preferred Stock.

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

Our capital expenditures in 2004 and 2005 related primarily to developing our trading platform, which included investments in software development and hardware and the purchase of computer and telecommunications switching equipment. During 2006, we invested approximately $8.1 million in capital expenditures related to enhancements to our trading platform, including software development and switching equipment, which we fund primarily from cash on hand and cash generated through operations. At December 31, 2006, we had cash and cash equivalents of $33.0 million and marketable securities of $30 million. We also are party to a $25.0 million lending facility with SVB under which we can borrow against our accounts receivable and general corporate assets. As of December 31, 2006, the full $25.0 million was available to us as no amounts were outstanding under this facility. Our current credit facility with SVB expires on May 25, 2007. We expect to extend the expiration date on this facility. We believe that our current cash balances and cash flows from operating activities, should be sufficient for us to fund our current operations for the foreseeable future. To the extent we require additional capital to fund our working capital or capital expenditures, we intend to seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all.

The following table sets forth components of our cash flows for the following periods:

	Year Ended December 31,
	2004	2005	2006
Net cash provided by operating activities	$11,578	$18,777	$3,846
Net cash used in investing activities	(14,906)	(30,303)	(16,419)
Net cash provided by (used in) financing activities	39,172	(320)	3,996

Cash provided by operating activities

Cash provided by operations for the year ended December 31, 2006 was principally attributable to a net loss of ($0.4) million adjusted for depreciation and amortization of $7.0 million and the net change in operating assets and liabilities of ($4.1 million). Cash provided by operations for the year ended December 31, 2005 was principally attributable to net income of $9.7 million adjusted for depreciation and amortization of $8.9 million.

Cash used in investing activities

Total capital expenditures for the year ended December 31, 2006 were $8.1 million related primarily to software development and the purchase of computer and telecommunications switching equipment. In December 2006, the Company, through its wholly-owned subsidiary, Arbinet ETE Corporation, acquired all of the outstanding common stock of Flowphonics Limited, now known as Broad Street Digital Limited, a license management platform for intellectual property rights and digital content distribution. The purchase price was approximately $2.1 million, including transaction costs. The purchase price was comprised of cash and the issuance of approximately $0.6 million of notes payable. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the year ended December 31, 2006 were $57.4 million and $50.6 million, respectively. Total capital expenditures for the year ended December 31, 2005 were $5.9 million. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the year ended December 31, 2005 were $53.9 million and $30.6 million, respectively. In July 2005 the Company obtained Summit Telecom Systems, Inc.’s entire right, title and interest in certain intellectual property, including patents relating to the field of telecommunications services for $1.1 million.

Cash provided by financing activities

During fiscal year 2006, cash provided by financing activities was primarily attributable to advances of $5 million from SVB under the Non-Recourse Receivable Purchase Agreement partially offset by approximately $0.9 million in the repayment of debt.

During fiscal year 2005, cash used in financing activities was primarily attributable to the repayment of approximately $2.6 million in debt partially offset by approximately $2.1 million in advances from SVB under the Non-Recourse Receivable Purchase Agreement.

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

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on our exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on our exchange. As part of managing the credit risk associated with buyers on our exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

•

Netting.    We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the year ended December 31, 2006, 40% of our trading revenues were offset by selling activity.

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

We occasionally issue internal credit lines to our members based on our review of a member’s financial statements and payment history with us. Typically, these internal credit lines are in excess of the credit lines issued by our third party underwriters. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. While there are no written procedures regarding the extension of credit lines, we have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. In 2006, approximately 88% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which our third party underwriters covered 43%. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues, which could materially affect our results of operations.

We have certain minimum annual commissions due pursuant to the terms of our agreements with each of GMAC and SVB. Pursuant to the terms of our agreement with GMAC, which has been extended until April 30, 2007, and pursuant to the terms of our agreement with SVB, which terminates on November 30, 2007, we are required to pay aggregate minimum annual commissions of $370,000.

Summary Disclosure about Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Loans payable	$90	$90	$—	$—	$—
Capital lease obligations	26	26	—	—	—
Notes Payable	561	561	—	—	—
Due to Silicon Valley Bank	8,078	8,078	—	—	—
Operating leases	16,203	3,290	5,589	3,238	4,086
Purchase obligations	2,966	2,616	350	—	—

Total Contractual Obligations	$27,924	$14,661	$5,939	$3,238	$4,086

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. The provisions of FIN 48 are effective in the first interim period for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated results of operations, cash flows and financial position.

In September 2006, the FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 157 will have on our results of operations, cash flows and financial position.

In February 2007, the FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the impact that SFAS 159 will have on the Company’s results of operations, cash flows and financial position.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, including but not limited to statements about the Company’s growth, strategic and business plans, product development and service offerings, and future operating results. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Various important risks and uncertainties may cause the Company’s actual results to differ materially from the results indicated by these forward-looking statements, including, without limitation: the effects and outcomes of the Company’s exploration of strategic alternatives;, whether any of the strategic alternatives will result in enhanced stockholder value; the ability of the Company to integrate its acquisition of Flowphonics Limited, now known as Broad Street Digital Limited, members (in particular, significant trading members) not trading on our exchange or utilizing our new and additional services (including data on thexchange, DirectAxcess, PrivateExchange, AssuredAxcess, and PeeringSolutions); continued volatility in the volume and mix of trading activity (including the average call duration and the mix of geographic markets traded); our uncertain and long member enrollment cycle; the failure to manage our credit risk; failure to manage our growth; pricing pressure; investment in our management team and investments in our personnel; system failures, human error and security breaches that could cause the Company to lose members and expose it to liability; and the Company’s ability to obtain and enforce patent protection for our methods and technologies. For a further list and description of the risks and uncertainties the Company faces, please refer to Part I, Item 1A of this Annual Report on Form 10-K and other filings, which have been filed with the Securities and Exchange Commission. The Company assumes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise and such statements are current only as of the date they are made.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exposure

The financial position and results of operations of our U.K. subsidiary are measured using GBP as the functional currency. The financial position and results of operations of our U.K. subsidiary are reported in U.S. dollars and included in the consolidated financial statements of the Company. The foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. The percentage of fee revenues denominated in British Pounds Sterling was approximately 20% for the year ended December 31, 2004, approximately 15% for the year ended December 31, 2005 and approximately 12% for the year ended December 31, 2006.

Interest rate exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at December 31, 2006 or 2005. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and at December 31, 2006 our portfolio maturity was relatively short in duration. Assuming an average investment level in short-term interest bearing securities of $33.0 million, which is the balance of cash and cash equivalents at December 31, 2006, a one-percentage point decrease in the applicable interest rate would result in a $330,000 decrease in interest income annually.

Under the terms of our credit agreement with SVB, our borrowings bear interest at the prime rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10,000 assuming $1 million of borrowings. At December 31, 2006, we had no outstanding borrowings under this agreement.

Item 8.	Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10- K. A list of the financial statements filed herewith is found at “Item 15. Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this Annual Report on Form 10-K. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act and is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

As of December 31, 2006, management has assessed the effectiveness of the Company’s internal control over financial reporting, and has concluded that such control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by management. The Company’s independent registered public accounting firm, Ernst & Young LLP, have audited the consolidated financial statements of the Company for the year ended December 31, 2006 and have issued their report on management’s assessment as to the effectiveness of internal controls over financial reporting under Auditing Standard No. 2 of the Public Company Accounting Oversight Board. This report is included in this Item 9A of this Annual Report on Form 10-K.

/s/ J. CURT HOCKEMEIER	/s/ JOHN B. WYNNE JR.
J. Curt Hockemeier	John B. Wynne, Jr.
President and Chief Executive Officer	Chief Financial Officer

Change in Internal Controls

During the fourth quarter of 2006, management instituted changes in internal control over financial reporting to improve the effectiveness of our Disclosure Committee. These actions included changes in the composition of the Disclosure Committee, and the scheduling of formal meetings, at least quarterly, to review the Company’s financial reporting process and compliance with the regulations of the Securities and Exchange Commission. In addition, the Disclosure Committee has developed improved policies and procedures to ensure the proper identification of and accounting for both routine and non-routine significant transactions as well as transactions subject to significant judgments and estimates. Upon identification of such transactions, the Disclosure Committee will provide the related financial information and recommend presentation and disclosure for sufficient and timely review by the principal executive officer and the principal financial officer.

Otherwise no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Arbinet-thexchange, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Arbinet-thexchange, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arbinet-thexchange, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Arbinet-thexchange, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Arbinet-thexchange, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbinet-thexchange, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ending December 31, 2006 of Arbinet-thexchange, Inc. and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

March 15, 2007

Item 9B.	Other Information.

None.

PART III

Item 10.	Our Directors and Executive Officers

The information relating to our directors and nominees for election as directors under the heading “Election of a Class of Directors” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

The information relating to our executive officers in response to this item is contained in part under the caption “Our Executive Officers” in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our Proxy Statement.

The information relating to our Audit Committee and our Audit Committee financial expert under the headings “Board Structure and Compensation—Board of Director Meetings and Committees—Audit Committee” and “Board Structure and Compensation—Affirmative Determination Regarding Director Independence and Other Corporate Governance Matters” in our Proxy Statement is incorporated herein by reference.

The information under the heading “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement is incorporated herein by reference.

The information relating to any material changes to our procedures by which security holders may recommend nominees to our Board of Directors under the heading “Other Matters—Director Candidates” is incorporated herein by reference.

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions, as well as our board of directors. Our code of business conduct and ethics is available on our Web site at www.arbinet.com under the heading “Investors—Corporate Governance.” We annually require all employees and members of our board of directors to recertify their compliance with this code. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the NASDAQ Global Market by filing such amendment or waiver with the Securities and Exchange Commission and by posting it on our Web site.

Item 11.	Executive Compensation

The discussion under the headings “Executive Compensation” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement is incorporated herein by reference.

The discussion under the heading “Information about Equity Compensation—Equity Compensation Plan Table” in our Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The discussion under the headings “Certain Relationships and Related Transactions” and “Policies and Procedures for Related Party Transactions” in our Proxy Statement is incorporated herein by reference.

The discussion under the heading “Board Structure and Compensation—Affirmative Determination Regarding Director Independence and Other Corporate Governance Matters” in our Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The discussion under the headings “Auditors Fees and All Other Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K

(a) (1)	Consolidated Financial Statements.

Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(a) (2)	Consolidated Financial Statement Schedule.

Reference is made to the Index to Financial Statement Schedule on Page F-1.

(a) (3)	Exhibits.

Reference is made to the Index to Exhibits on Page 56.

Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March, 2007.

ARBINET-THEXCHANGE, INC.

By:	/S/ J. CURT HOCKEMEIER
J. Curt Hockemeier, President, Chief
Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ J. CURT HOCKEMEIER J. Curt Hockemeier	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/S/ JOHN B. WYNNE, JR. John B. Wynne, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

/S/ ROBERT C. ATKINSON Robert C. Atkinson	Director	March 15, 2007

/S/ MICHAEL J. DONAHUE Michael J. Donahue	Director	March 15, 2007

Alex Mashinsky	Director	March 15, 2007

/S/ ROGER H. MOORE Roger H. Moore	Director	March 15, 2007

/S/ JOHN B. PENNEY John B. Penney	Director	March 15, 2007

/S/ MICHAEL J. RUANE Michael J. Ruane	Director	March 15, 2007

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated September 2, 2004, by and among Band-X Limited, Arbinet-thexchange Limited and the Company (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

3.1	Amended and Restated Certificate of Incorporation of the Company, which became effective upon the closing of the Company’s initial public offering (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

3.2	Amended and Restated By-laws of the Company, which became effective upon the closing of the Company’s initial public offering (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

4.1	Specimen Certificate evidencing shares of common stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated May 30, 2003, by and among the Holders listed therein, the Founder listed therein and the Company (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.2*	First Amended and Restated Non-employee Directors’ and Advisors’ Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.3*	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.4†	Factoring Agreement, dated February 1, 2003, by and between GMAC Commercial Finance LLC and the Company; Export Receivable Rider to Factoring Agreement, dated February 10, 2003, by and between GMAC Commercial Finance LLC and the Company; and Amendment to Factoring Agreement, dated December 12, 2003, by and between GMAC Commercial Finance LLC and the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.5††	Amended and Restated GMAC Commercial Finance LLC Factoring Agreement and Export Receivable Rider to Amended and Restated Factoring Agreement, by and between the Company and GMAC Commercial Finance LLC, executed as of November 10, 2005 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which was filed with the Securities and Exchange Commission on November 14, 2005).

Exhibit No.	Description of Exhibit
10.6	Accounts Receivable Financing Agreement, dated February 3, 2003, by and between Silicon Valley Bank and the Company; Intercreditor Agreement, dated February 3, 2003, by and between Silicon Valley Bank and ORIX Merchant Banking LLC; Letter Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC, GMAC Commercial Finance LLC and the Company; Letter Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC and the Company; Securities Account Control Agreement, dated February 3, 2003, by and between SVB Securities, ORIX Merchant Banking LLC, Banc of America Securities LLC and the Company; Securities Account Control Agreement, dated February 3, 2003, by and between SVB Securities, Silicon Valley Bank, Banc of America Securities LLC and the Company; Deposit Account Control Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC and the Company; First Amendment to Accounts Receivable Financing Agreement, dated October 27, 2003, by and between Silicon Valley Bank and the Company; and Second Amendment to Accounts Receivable Financing Agreement, dated May 28, 2004, by and between Silicon Valley Bank and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.7	Third Amendment to Accounts Receivable Financing Agreement, dated as of May 2, 2005, by and between Silicon Valley Bank and the Company (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).

10.8††	Non-Recourse Receivables Purchase Agreement, dated as of November 28, 2005, by and between the Company and Silicon Valley Bank (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).

10.9	Master Lease Agreement, dated as of June 5, 2003, by and between ATEL Ventures, Inc. and the Company; and Notification of Rental Adjustment and Amendment to Equipment Schedule No. 1 to Master Lease Agreement, dated June 24, 2003, by and between ATEL Venture Fund, LLC, ATEL Capital Equipment Fund IX, LLC and the Company (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.10*	Settlement and Release Agreement dated July 8, 2004, by and between J. Curt Hockemeier and the Company (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.11*	Employment Offer Letter, dated as of April 4, 2000, by and between J. Curt Hockemeier and the Company (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.12*	Employment Offer Letter, dated as of July 12, 2001, by and between Peter P. Sach and the Company (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.13*	Employment Offer Letter, dated as of October 16, 2006, by and between John B. Wynne, Jr. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the Securities and Exchange Commission on October 20, 2006).

10.14*	Settlement Agreement, dated July 9, 2004, by and between Alex Mashinsky and the Company (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.15*	Employment Offer Letter, dated September 20, 2006, by and between W. Terrell Wingfield, Jr. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 13, 2006).

Exhibit No.	Description of Exhibit
10.16	Albany Street Office Lease, dated February 6, 2003, by and between Albany Street Plaza Real Estate Management Company and the Company; Lease, dated June 11, 1999, by and between AMEC Properties Limited and Pacific Gateway Exchange (U.K.) Limited; AT&T Center Office Lease, dated December 9, 1997, by and between Mitsui Fudosan (U.S.A.), Inc. and Pacific Gateway Exchange; Office Lease, by and between Bruce Goodman and the Company; Lease Agreement by and between Auda Properties, L.P. and the Company; and Office lease, dated January 20, 2000, by and between 75 Broad, LLC, and the Company (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.17*	Settlement and Release Agreement dated July 30, 2004, by and between Anthony L. Craig and the Company (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.18*	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.19*	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.20	Standard Purchase Agreement, dated May 19, 2003, by and between Tekelec and the Company (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.21	Master Procurement Agreement, dated March 7, 2003, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company; Amendment No. 1 to the Master Procurement Agreement, dated September 5, 2003, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company; Amendment No. 2 to the Master Procurement Agreement, dated December 31, 2003, by and between Tekelec and the Company; Amendment No. 3 to the Master Procurement Agreement, dated March 31, 2004, by and between Tekelec and the Company; Amendment No. 4 to the Master Procurement Agreement, dated May 10, 2004, by and between Tekelec and the Company (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.22	Amendment No. 5 to the Master Procurement Agreement, dated as of March 31, 2005, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).

10.23	Amendment No. 6 to the Master Procurement Agreement, dated as of December 21, 2005, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).

10.24	Lease Termination Agreement, dated December 28, 2005, by and between Broad Financial Center LLC and Arbinet Communications, Inc. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).

10.25	Patent Acquisition Agreement by and between the Company and Summit Telecom Systems, Inc., dated as of June 3, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2005).

Exhibit No.	Description of Exhibit
10.26	Amendment to Patent Acquisition Agreement by and between the Company and Summit Telecom Systems, Inc., dated as of July 21, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2005).

10.27	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 14, 2005).

10.28	Fourth Amendment to Accounts Receivable Financing Agreement, by and between Silicon Valley Bank and the Company, dated as of June 7, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 9, 2006).

10.29*	Form of Performance Share Award Agreement granted under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2006).

10.30*	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan, as amended (Grants made in 2005) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006).

10.31*	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan, as amended (Grants made to non-employee directors in 2006) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006).

10.32*	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan, as amended (Grants made to executive officers in 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006).

10.33*	Certificate of Amendment to the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the Securities and Exchange Commission on November 9, 2006).

21.1**	Subsidiaries of the Company

23.1**	Consent of Ernst & Young LLP.

31.1**	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2**	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

*	A management contract and compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
†	Confidential treatment has been requested and granted for a portion of this exhibit.
††	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arbinet-thexchange, Inc.

We have audited the accompanying consolidated balance sheets of Arbinet-thexchange, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, statements of stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbinet-thexchange, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arbinet-thexchange, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

March 15, 2007

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2006

	As of December 31,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$40,364,777	$32,986,297
Marketable securities	23,230,913	30,050,675
Trade accounts receivable (net of allowances of $827,462 and $1,182,892 at December 31, 2005 and 2006, respectively)	26,914,477	34,809,187
Prepaids and other current assets	1,461,118	1,966,324

Total current assets	91,971,285	99,812,483
Property and equipment, net	21,775,895	23,827,804
Security deposits	2,252,525	2,327,236
Intangible assets, net	2,476,053	4,357,273
Goodwill	1,901,178	2,182,680
Other assets	1,385,322	14,501

Total Assets	$121,762,258	$132,521,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Loan payable-current portion	$820,587	$89,734
Capital lease obligations-current portion	94,191	18,928
Notes payable	—	561,182
Due to Silicon Valley Bank	2,945,367	8,078,019
Accounts payable	13,785,594	19,944,782
Deferred revenue	3,967,970	3,219,914
Accrued expenses and other current liabilities	10,297,974	10,418,757

Total current liabilities	31,911,683	42,331,316
Loan payable—long-term	89,734	—
Capital lease obligations—long-term	26,533	6,777
Other long-term liabilities	3,964,222	3,253,022

Total Liabilities	35,992,172	45,591,115

Commitments and contingencies	—	—
Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 25,413,202 and 25,851,493 shares issued, respectively	25,413	25,851
Additional paid-in capital	181,102,805	179,000,761
Treasury stock, 68,673 and 117,871 shares, respectively	(1,274,549)	(1,513,159)
Deferred compensation	(3,187,145)	—
Accumulated other comprehensive loss	(1,320,580)	(618,418)
Accumulated deficit	(89,575,858)	(89,964,173)

Total Stockholders’ Equity	85,770,086	86,930,862

Total Liabilities and Stockholders’ Equity	$121,762,258	$132,521,977

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

	Year Ended December 31,
	2004	2005	2006
Trading revenues	$475,231,245	$481,606,758	$495,115,357
Fee revenues	44,734,469	48,848,318	47,863,454

Total revenues	519,965,714	530,455,076	542,978,811
Cost of trading revenues	474,916,419	481,200,159	495,158,997

	45,049,295	49,254,917	47,819,814
Costs and expenses
Operations and development	13,614,019	14,644,978	15,882,656
Sales and marketing	5,673,789	7,660,434	8,288,441
General and administrative	9,344,634	12,867,570	18,018,497
Depreciation and amortization	9,266,416	8,864,950	6,953,797
Restructuring costs and litigation settlements	3,675,021	(2,673,449)	507,000

Total costs and expenses	41,573,879	41,364,483	49,650,391

Income (loss) from operations	3,475,416	7,890,434	(1,830,577)
Interest income	287,671	1,779,460	3,135,456
Interest expense (including $1,610,574 of interest on redeemable preferred stock for the year ended December 31, 2004)	(2,792,323)	(346,752)	(112,145)
Other income (expense), net	6,717,593	(1,242,477)	310,449

Income from continuing operations before income taxes	7,688,357	8,080,665	1,503,183
Provision for income taxes (Income tax benefit)	—	(1,298,062)	2,012,886

Income (loss) from continuing operations	7,688,357	9,378,727	(509,703)
Discontinued operations:
Income from discontinued operations, net of income tax of $20,265 in 2005 and $4,477 in 2006	—	295,888	121,388

Net income (loss)	7,688,357	9,674,615	(388,315)
Preferred stock dividends and accretion	(6,678,541)	—	—

Net income (loss) attributable to common stockholders	$1,009,816	$9,674,615	$(388,315)

Basic earnings (loss) per share:
Continuing operations	$0.30	$0.38	$(0.02)

Discontinued operations	$—	$0.01	$—

Net income (loss)	$0.30	$0.39	$(0.02)

Diluted earnings (loss) per share:
Continuing operations	$0.18	$0.36	$(0.02)

Discontinued operations	$—	$0.01	$—

Net income (loss)	$0.18	$0.38	$(0.02)

Shares used in computing basic earnings (loss) per share	3,367,848	24,590,454	25,177,662

Shares used in computing diluted earnings (loss) per share	5,630,964	25,777,740	25,177,662

Pro forma diluted earnings per share	$0.35

Pro forma shares used to compute diluted earnings per share	21,925,740

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

	Common Stock		Series D and Series D-1 Preferred		Additional Paid-In Capital	Stockholders’ Loans	Treasury Stock	Deferred Compen- sation	Accumulated Other Comprehen- sive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2003	2,187,541	2,188	58,430,884	58,431	22,453,176	(1,426,272)	—	(244,838)	(433,751)	(106,938,830)	(86,529,896)

Exercise of options	598,660	599			164,530						165,129
Exercise of warrants	391,480	391			1,264,555						1,264,946
Restricted stock grants	31,250	31			259,969						260,000
Restricted stock grant retirement	(5,590)	(6)			6						—
Amortization of deferred compensation								71,135			71,135
Reduction due to forfeitures					(12,996)			12,996			—
Employee stock transactions, as restated					176,285						176,285
Legal settlement	156,250	156			2,349,844						2,350,000
Net payment of stockholders loans, including interest thereon						151,723					151,723
Repayment of stockholder loans with common stock						1,274,549	(1,274,549)				—
Accretion of preferred stock and warrants					(410,162)						(410,162)
Dividends on preferred stock					(6,268,379)						(6,268,379)
Issuance of common stock in Initial Public Offering, net	4,233,849	4,234			66,588,852						66,593,086
Conversion of Preferred Stock	16,991,134	16,991	(58,430,884)	(58,431)	89,683,902						89,642,462
Foreign currency translation adjustment									83,180		83,180
Net income										7,688,357	7,688,357

Comprehensive income											7,771,537

Balance December 31, 2004	24,584,574	24,584	—	—	176,249,582	—	(1,274,549)	(160,707)	(350,571)	(99,250,473)	75,237,866

Exercise of options	176,735	177			209,364						209,541
Exercise of warrants	123,113	123			(123)						—
Restricted stock grants	528,780	529			3,586,974			(3,587,503)			—
Amortization of deferred compensation								541,190			541,190
Reduction due to forfeitures					(19,875)			19,875			—
Employee stock transactions					1,076,883						1,076,883
Cumulative unrealized loss in available-for-sale securities									(26,464)		(26,464)
Foreign currency translation adjustment									(943,545)		(943,545)
Net income										9,674,615	9,674,615

Comprehensive income											8,704,606

Balance December 31, 2005	25,413,202	$25,413	$—	$—	$181,102,805	$—	$(1,274,549)	$(3,187,145)	$(1,320,580)	$(89,575,858)	$85,770,086

Exercise of options	544,980	545			150,099						150,644
Grant of unrestricted shares	1,000	1			(1)						—
Restricted stock grants	51,000	51			339						390
Restricted stock grant retirements	(158,689)	(159)			159						—
Purchase of treasury shares							(238,610)				(238,610)
Stock-based compensation					934,505						934,505
Adoption of FAS 123R					(3,187,145)			3,187,145			—
Cumulative unrealized gain in available-for-sale securities									29,743		29,743
Foreign currency translation adjustment									672,419		672,419
Net loss										(388,315)	(388,315)

Comprehensive income											313,847

Balance December 31, 2006	25,851,493	$25,851	$—	$—	$179,000,761	$—	$(1,513,159)	$—	$(618,418)	$(89,964,173)	$86,930,862

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

	Year Ended December 31,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,688,357	$9,674,615	$(388,315)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,266,416	8,864,950	6,953,797
Amortization of deferred compensation	71,135	541,190	—
Stock-based compensation expense	176,285	1,076,883	934,505
Gain on discontinued operations	—	(295,888)	(121,388)
Deferred income taxes	—	(1,542,125)	1,542,125
Non-cash interest on redeemable preferred stock	1,610,574	—	—
Gain on redemption of Series B/B-1 preferred stock	(7,223,766)	—	—
Common stock issued for litigation settlement	2,350,000	—	—
Foreign currency exchange (gain) loss	(577,872)	471,143	(1,012,689)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(8,220,662)	398,462	(7,967,533)
Other current assets, security deposits and other assets	(738,206)	2,165,557	(753,882)
Accounts payable	4,685,188	(1,907,930)	6,049,282
Deferred revenue, accrued expenses and other current liabilities	3,476,407	1,630,158	(804,369)
Other long-term liabilities	(985,434)	(2,300,416)	(585,335)

Net cash provided by operating activities	11,578,422	18,776,599	3,846,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(4,266,528)	(1,100,000)	(1,559,026)
Purchases of property and equipment	(10,639,266)	(5,946,056)	(8,069,877)
Purchases of marketable securities	—	(53,905,377)	(57,409,019)
Proceeds from sales and maturities of marketable securities	—	30,648,000	50,619,000

Net cash used in investing activities	(14,905,794)	(30,303,433)	(16,418,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of indebtedness, net	(11,255,938)	(765,658)	(820,587)
Advances from Silicon Valley Bank		2,082,923	4,998,986
Redemption of Series B and Series B-1 preferred stock	(15,224,898)	—	—
Issuance of common stock, net of costs	68,283,161	209,541	151,034
Purchase of treasury shares	—	—	(238,610)
Loans made to stockholders, net of repayments	151,723	—	—
Net payments on obligations under capital leases	(2,782,006)	(1,846,501)	(95,018)

Net cash provided by (used in) financing activities	39,172,042	(319,695)	3,995,805
Effect of foreign exchange rate changes on cash	540,745	(1,321,354)	1,198,439

Net increase (decrease) in cash and cash equivalents	36,385,415	(13,167,883)	(7,378,480)
Cash and cash equivalents, beginning of year	17,147,245	53,532,660	40,364,777

Cash and cash equivalents, end of period	$53,532,660	$40,364,777	$32,986,297

Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest	$1,281,712	$346,752	$112,145

Cash paid for income taxes	$—	$51,828	$878,008

Issuance of restricted stock	$—	$3,587,503	$236,860

Notes issued to cover portion of acquisition price of Broad Street Digital	$—	$—	$560,795

Repayment of stockholders’ loans with common stock	$1,274,549	$—	$—

Conversion of preferred stock into common stock	$89,683,902	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Arbinet-thexchange, Inc. and subsidiaries (“Arbinet” or the “Company”) operates an electronic market for trading, routing and settling communications capacity. Members of the Company’s exchange can anonymously buy and sell voice calls and Internet capacity based on route quality and price through the Company’s centralized, efficient and liquid market. Through the Company’s web-based interface and fully automated trading platform, members’ orders are automatically matched using the Company’s proprietary software and delivered through its state-of-the-art facilities.

On December 5, 2006, the Company announced its acquisition of Flowphonics Limited (now known as Broad Street Digital Limited (“Broad Street Digital”)), a license management platform for intellectual property rights and digital content distribution.

Principles of Consolidation

The consolidated financial statements include the accounts of Arbinet and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased to be cash equivalents.

Marketable Securities

Marketable securities generally consist of certificates of deposit with original maturities of between 90 and 360 days and highly liquid debt securities of corporations, agencies of the U.S. government and the U.S. government. These investments can be readily purchased or sold using established markets. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Such investments are classified as available-for-sale and are carried at fair value based on quoted market prices with unrealized gains and losses reported in stockholders’ equity as a component of comprehensive income. Interest on marketable securities is recognized as income when earned. Realized gains and losses are calculated using specific identification.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired (See Note 13). Intangible assets consist of purchased existing technology, customer relationships and other intangible assets, all of which are generally amortized over periods ranging from two to ten years. Intangible assets are stated at cost, less accumulated amortization.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company follows the guidance of SFAS No. 141, “Business Combinations,” which requires that business combinations be accounted for using the purchase method of accounting and acquired intangible assets meeting certain criteria be recorded apart from goodwill. In addition, the Company follows the guidance of SFAS No. 142. “Goodwill and Other Intangible Assets,” which requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead are subject to an annual assessment for impairment by applying a fair value approach.

Software Capitalization

The Company accounts for the costs of computer software developed or obtained for internal use pursuant to Statement of Position, or SOP, 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” or SOP 98-1, which requires the capitalization of internal use software and other related costs under certain circumstances. External direct costs of materials and services and payroll costs of employees working solely on the application development stage of the project have been capitalized in accordance with SOP 98-1. Capitalized costs of the project are amortized on a straight-line method over the estimated useful life of five years from the point when the systems are placed in service.

Impairment of Goodwill and Long-Lived Assets

The Company assesses impairment of other long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the Company determines that the carrying value of a long-lived asset, other than goodwill, may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not.

In addition, the Company tests goodwill for impairment as of the first day of its fiscal fourth quarter using a two-step process prescribed in SFAS No. 142, “Goodwill and Other Intangible Assets.” The first step of the goodwill impairment test compares the fair value of the Company’s net assets with their carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired. If the carrying value exceeds the fair value, the Company compares the fair value of goodwill with its carrying value and recognizes an impairment loss for the amount by which the carrying amount exceeds the fair value. Fair value is determined based on comparable market multiples or discounted cash flows where applicable. The Company currently operates in one reportable segment and its goodwill is attributed to that segment. To date, the Company has not had an impairment of goodwill.

Revenue Recognition

The Company recognizes trading revenues from minutes traded on its exchange, and fee revenues from access fees, credit risk premium fees, colocation service fees, annual membership fees and other value-added service fees. Revenues from minutes traded represent the price per minute multiplied by the number of minutes

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchased by buyers through the Company’s exchange. The Company recognizes trading revenues on a gross basis because the Company acts as a principal in the transactions and not in a broker or agent capacity. Additionally, the Company has the risks and rewards of ownership since the Company collects directly from the buyer and pays directly to the seller. The Company bears the credit risk of the transactions and any potential default by the buyer does not absolve the Company from paying the seller. Revenues from access fees generally represent the amounts the Company charges sellers and buyers based on their trading activity on the exchange with other customers (which the Company defines as “members”).

Revenues from credit risk premium fees represent the amount the Company charges members based on each Member’s gross selling activity on our exchange for that period. Revenues from colocation service fees represent the amount the Company charges members in order for the member-owned equipment to be placed in the Company’s premises. The Company recognizes revenue for access fees, credit risk premium fees and colocation service fees as the service is provided. Initial membership fees are recognized over a period of one year. Deferred revenue includes the portion of membership fees not yet recognized and fees billed in advance of the month when services are provided.

The Company’s Broad Street Digital business acts as an intermediary or agent with respect to certain payments received from third parties. For example, the Company distributes music product on behalf of third-party record labels. Pursuant to Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” such transactions are recorded on a “gross” or “net” basis depending on whether the Company is acting as the “principal” in the transaction or acting as an “agent” in the transaction. The Company does not have substantial risks and rewards of ownership, accordingly, revenues are recorded on a net basis based on the amounts received, less participations and royalties paid to third parties.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts the realization of which is considered to be more likely than not.

Concentration of Credit Risk

Financial instruments that subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivables. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company’s U.K. subsidiary accounted for approximately 29%, 26%, and 25% of total fee revenues for the years ended December 31, 2004, 2005 and 2006, respectively. The Company’s Hong Kong subsidiary accounted for approximately 1% of total fee revenues in each of the years ended December 31, 2005 and 2006. No single Member accounted for more than 10% of fee revenues for the years ended December 31, 2004, 2005 and 2006.

The Company performs ongoing credit evaluations of its members and, in certain cases, requires collateral from members in the form of a cash deposit. For those members that are both sellers and buyers for the minutes traded for a specific trading period, the Company offsets the amounts receivable against the amounts payable by

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has agreements with certain finance companies that provide the Company with global credit risk management services. Under these agreements, the finance companies provide credit protection on certain of the Company’s members in the event of their inability to pay. We have established credit risk assessment and credit underwriting services with GMAC Commercial Finance LLC, or GMAC, which provide us with a level of credit risk protection. In addition, the Company and Silicon Valley Bank, or SVB, entered into a Non-Recourse Receivable Purchase Agreement on November 28, 2005 (“SVB Receivable Agreement”) whereby SVB agrees to buy from the Company all right and title to and interest in the payment of all sums owing or to be owing from certain members arising out of certain invoices of such members up to an aggregate of $10 million. This agreement has an initial term of two years. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—A Replacement of FASB Statement 125”, the Company records the proceeds from the sale of receivables under the SVB Receivable Agreement as a liability until sums received from members are remitted to SVB. Such amounts are reflected as “Due to Silicon Valley Bank” in the accompanying balance sheets. Under the terms of our agreements with GMAC and SVB, either GMAC or SVB assumes the credit risk of selected members to enable such members to purchase voice calls or Internet capacity on our exchange. We have certain minimum annual commissions due pursuant to the terms of our agreements with each of GMAC and SVB. Pursuant to the terms of our agreement with GMAC, which has been extended until April 30, 2007, and pursuant to the terms of our agreement with SVB, which terminates on November 30, 2007, we are required to pay minimum annual commissions of $370,000.

Fair Value of Financial Instruments

The Company’s financial instruments at December 31, 2006 consist of accounts receivable, marketable securities, accounts payable and debt. For the year ended December 31, 2006, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximate fair value, based upon the short-term nature of these accounts. The fair value of the Company’s loan agreements approximate carrying value at December 31, 2006 and 2005 as each of the loans bears interest at a floating rate. The fair value of the Company’s marketable securities approximates carrying value at December 31, 2006 and 2005 due to either the short-term maturity or the prevailing interest rates of these securities.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions, as we formerly did, using the

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.

We adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during 2006 included compensation expense for stock-based payment awards granted prior to but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). As stock-based compensation expense recognized in the statement of income in 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the pro forma information required under SFAS No. 148 for the periods prior to 2006, we accounted for forfeitures as they occurred, which was allowable under SFAS No. 123 but this treatment was eliminated under SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeitures for certain groups of options were revised in the second quarter, third quarter, and fourth quarter of 2006. The cumulative effect on periods prior to January 1, 2006, which was not material, as well as the effect on the results of operations for the twelve months ended December 31, 2006 of making this change in estimated forfeitures for options and restricted stock awards resulted in a reduction in compensation expense of approximately $747,000 (or $0.03 per diluted share), which was reflected in the twelve months ended December 31, 2006.

Total stock-based compensation expense recognized by the Company in the twelve months ended December 31, 2006 is reflected below:

Year ended December 31, 2006
Stock-based compensation expense by caption:
Operations and development	$273,149
Sales and marketing	229,592
General and administrative	431,764

$934,505

Stock-based compensation expense by type of award:
Stock options	$324,950
Restricted stock and restricted stock units	609,555

$934,505

Through December 31, 2005, the Company accounted for its stock plans using the intrinsic value method prescribed by APB 25 and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.” The following presents pro forma income and per share

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

data as if a fair value based method had been used to account for stock-based compensation for the twelve months ended December 31, 2004 and 2005:

	2004	2005
Net income (loss) attributable to common stockholders, as reported	$1,009,816	$9,674,615
Add: Stock-based compensation expense as reported	247,420	1,618,073
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(650,519)	(11,331,397)

Pro forma net income (loss)	$606,717	$(38,709)

Income (loss) per share:
Basic—as reported	$0.30	$0.39

Diluted—as reported	$0.18	$0.38

Basic—pro forma	$0.18	$0.00

Diluted—pro forma	$0.11	$0.00

The stock-based compensation expense recorded for the twelve months ended December 31, 2006 and the pro forma stock-based compensation for the twelve months ended December 31, 2005 and 2004 may not be representative of the effect of stock-based compensation expense in future periods due to the level of options issued in past years (which level may not be similar in the future), assumptions used in determining fair value (including the volatility of the Company’s common stock), the estimated forfeiture rate and the accelerated vesting of certain options in fiscal 2005.

Foreign Currency

The financial position and results of operations of the Company’s United Kingdom subsidiary are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at year-end. Income statement accounts and cash flows are translated at the average rate of exchange prevailing during the period. Translation adjustments, arising from the use of differing exchange rates, are included in accumulated other comprehensive income (loss). Net gains (losses) resulting from foreign currency transactions were approximately $578,000, $(471,000), and $1,013,000 for the years ended December 31, 2004, 2005 and 2006 and are included in other income (expense), net in the consolidated statements of operations.

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

Unaudited Pro Forma Information

Upon closing of the Company’s initial public offering, or IPO, each of the outstanding shares of mandatorily redeemable convertible preferred stock converted into shares of our common stock. The pro forma basic and diluted net income per share reflect the conversion of all of the outstanding shares of mandatorily redeemable convertible preferred stock into shares of our common stock as of the beginning of 2004.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications

Certain amounts in the comparative periods have been reclassified to conform to the current period’s presentation in the consolidated balance sheets and consolidated statements of cash flows. Amounts outstanding under the SVB Receivable Agreement are presented as “Due to Silicon Valley Bank” in the accompanying balance sheets and as a financing activity in the accompanying statements of cash flows.

Effects of Recently Issued Accounting Pronouncements

FASB Interpretation No. 48:Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. The provisions of FIN 48 are effective in the first interim period for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated results of operations, cash flows and financial position.

FASB Statement No. 157: Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 157 will have on the Company’s results of operations, cash flows and financial position.

FASB Statement No. 159: The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the impact that SFAS 159 will have on the Company’s results of operations, cash flows and financial position.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

Basic earnings per share are computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of convertible preferred stock, options and warrants as if they were exercised. During a loss period, the effect of the convertible preferred stock and the potential exercise of stock options and warrants were not considered in the diluted earnings per share calculation since it would be antidilutive.

The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common share equivalent shares outstanding:

	Year Ended December 31,
	2004	2005	2006
Basic number of common shares outstanding	3,367,848	24,590,454	25,177,662
Dilutive effect of stock options and warrants	2,263,116	1,187,286	—

Dilutive number of common and common share equivalents	5,630,964	25,777,740	25,177,662

For the years ended December 31, 2005 and December 31, 2006 outstanding stock options of 1,383,184 and 3,248,321, respectively, have been excluded from the above calculations because the effect on net income (loss) per share would have been antidilutive. For the year ended December 31, 2006, 11,849 warrants have been excluded from the above calculations because the effect on net loss per share would have been antidilutive.

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

During 2001 and 2002, the Company exited two separate facilities and accordingly recorded charges for the future lease obligations, net of estimated sub-lease income. During the fourth quarter of 2005, the Company renegotiated the lease terms for a leased property that was exited in 2001, under a lease termination agreement that requires the Company to make scheduled payments through December 31, 2009. Accordingly, the Company

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded an adjustment of $922,287 to reduce the liability for future estimated lease payments. The table below shows the amount of the charges and the cash payments related to those liabilities.

Total
Balance at December 31, 2002	$5,552,467
Cash payments	(263,111)

Balance at December 31, 2003	5,289,356
Cash payments	(713,685)

Balance at December 31, 2004	4,575,671
Cash payments	(1,428,586)
Adjustment to liability for revision in estimate based on settlement agreement	(922,287)

Balance at December 31, 2005	$2,224,798
Cash payments	(500,773)

Balance at December 31, 2006	$1,724,025

As of December 31, 2006, $0.5 million of the $1.7 million balance is recorded in accrued liabilities and $1.2 million is recorded in other long-term liabilities.

3.	DISCONTINUED OPERATIONS

In October 1999, the Company ceased the operations of Bell Fax, Inc., or Bellfax, a wholly-owned subsidiary. Bellfax was engaged in the sale and rental of telecommunication equipment and operating international routes. Bellfax’s operations focused on the transfer of telecommunications capacity in specific markets for an individual telecommunications company, using Bellfax’s proprietary software and network infrastructure. In 2005, management reevaluated the $670,000 liability related to Bellfax and determined that approximately $350,000 was needed at December 31, 2005, which is recorded in other long-term liabilities. Accordingly, $295,888, net of income tax of $20,265, was recognized as income from discontinued operations in 2005. In 2006, management reevaluated the liability related to Bellfax and determined that approximately $225,000 was needed at December 31, 2006. Accordingly, $125,865, net of income tax of $4,477 was recognized as income from discontinued operations in 2006.

4.	MARKETABLE SECURITIES

Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the year ended December 31, 2006. All marketable securities at December 31, 2006 have a maturity of one year or less. As of December 31, 2005, the Company’s net unrealized gains in its available-for-sale securities were comprised of unrealized gains of $258 and unrealized losses of $26,722. All of the marketable securities held at December 31, 2005 matured at various dates in 2006 resulting in no realized gain or loss. As of December 31, 2006, the Company’s net unrealized gains in its available-for-sale securities were comprised of unrealized gains of $6,451 and unrealized losses of $3,171. The following is a summary of marketable securities at December 31, 2006 by type:

	2005	2006
Commercial paper	$16,569,659	$21,431,244
U.S. Government and federal agency obligations	11,739,033	4,380,037
Certificates of deposit	2,026,611	3,448,699
Corporate bonds	3,021,559	10,330,207

	33,356,862	39,590,187
Less: amounts classified as cash equivalents	10,125,949	9,539,512

Total marketable securities	$23,230,913	$30,050,675

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no individual marketable securities that carried an unrealized loss for the past twelve consecutive months.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005 and 2006:

	2005	2006	Estimated Useful Life
Telecommunications equipment and software	$53,619,136	$59,509,097	5 to 7 years
Furniture and fixtures	4,905,351	6,235,149	5 to 7 years
Leasehold improvements	8,114,539	8,116,103	Shorter of initial lease term or useful life

	66,639,026	73,860,349
Less accumulated depreciation and amortization	(44,863,131)	(50,032,545)

Property and equipment, net	$21,775,895	$23,827,804

Property and equipment, net, includes equipment under capital leases of $2,367,294 and $1,627,397 (net of accumulated depreciation of $4,347,022 and $5,400,806) at December 31, 2005 and 2006, respectively. As the obligations under certain of these capital leases have been satisfied, only $167,196 and $21,333 (net of accumulated depreciation of $575,284 and $58,667) of these assets continue to secure obligations under capital leases still outstanding at December 31, 2005 and 2006, respectively. Property and equipment, net, includes capitalization of software for internal use of $6,187,540 and $6,256,271 (net of accumulated amortization of $19,558,754 and $21,936,007) at December 31, 2005 and 2006, respectively. Amortization of software for internal use was $4,100,062, $3,274,689 and $2,500,012 in 2004, 2005 and 2006, respectively. Property and equipment, net includes approximately $4.3 million of assets located in the Company’s leased facilities in the United Kingdom and approximately $0.6 million of assets located in the Company’s leased facility in Hong Kong as of December 31, 2005 and 2006, respectively.

As of September 30, 2006 (the determination date), the Company decommissioned certain fixed assets located at its EDP in New York City. Management is committed to selling this equipment and expects to recover the carrying amount, which is approximately $131,000. The Company believes these assets will be sold no later than the end of the third quarter of fiscal 2007. On the determination date, the Company determined that the plan of sale criteria in SFAS No, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. The carrying value of this equipment that is held for sale is included in “prepaids and other current assets” as of December 31, 2006. The carrying amount of this equipment as of December 31, 2005 was approximately $175,000, which is included in “property and equipment, net”.

6.	INDEBTEDNESS

Indebtedness consisted of the following at December 31, 2005 and 2006:

	2005	2006
GECC Loan	$910,321	$89,734
Less current portion	(820,587)	(89,734)

Loan payable—long term	$89,734	$—

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GECC Loan.    Under the terms of the agreement, borrowings by the Company bear interest at 7% per annum and are payable in monthly payments of approximately $72,000 with the final scheduled payment of approximately $90,000 due in January 2007.

Silicon Valley Bank Loan.    The Company entered into an agreement with SVB, whereby SVB provides the Company with receivables financing on certain of the Company’s trade accounts receivables of up to $25 million (the “SVB Agreement”). Interest is accrued on the daily outstanding loan balance at a rate equal to the prime rate of 8.25% at December 31, 2006. The SVB Agreement contains a financial covenant requiring the Company to, among other things, maintain a minimum EBITDA (earnings before interest, taxes, depreciation and amortization). For the year ended December 31, 2006, the Company was in compliance with all covenants under the SVB Agreement. As of December 31, 2006, the full $25 million was available to the Company as no amounts were outstanding under the SVB Agreement. Arbinet’s current credit facility with SVB expires on May 25, 2007. We expect to extend the expiration date on this facility. See Note 1 regarding the SVB Receivable Agreement.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2005	2006
Compensation and related benefits	$1,193,431	$1,531,419
Security deposits from members	3,222,846	2,219,522
Rent	655,658	627,613
Prepayments from members	2,109,225	3,050,228
Value added tax	816,316	660,013
Professional fees	757,014	1,200,358
Litigation settlement	500,000	600,000
Income taxes	212,899	—
Other	830,585	529,604

	$10,297,974	$10,418,757

8.	STOCKHOLDERS’ EQUITY AND INITIAL PUBLIC OFFERING

In November 2004, the Board of Directors approved a 16-for-1 reverse stock split related to the Company’s common stock. All share, per share and stock option data was restated in order to reflect such split retroactively.

On December 16, 2004, the Company sold 4,233,849 shares of common stock in its IPO at an offering price of $17.50 per share. The net proceeds of the IPO were $66.6 million after deducting underwriting discounts, commissions and offering expenses.

9.	STOCK BASED COMPENSATION

Stock Options

The Company established a 2004 Stock Incentive Plan, as amended (the “2004 Plan”), which provides the granting of options to officers, employees, directors, and consultants of the Company. As of December 31, 2006, options to purchase 752,994 shares of common stock were available for future grants under the 2004 Plan. As of December 31, 2006, 3,248,321 shares of common stock were reserved for stock options granted and 1,439 shares were reserved for warrants to purchase common stock. As of December 31, 2006, these warrants are exercisable at $4.99 per share. As of December 31, 2005, 2,609,375 shares of common stock are reserved for stock options

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted and 11,849 shares are reserved for warrants to purchase common stock. As of December 31, 2005, these warrants are exercisable at prices ranging from $4.99 to $8.00 per share. Options outstanding as of December 31, 2006 include option grants under the 2004 Plan as well as the Amended and Restated 1997 Stock Incentive Plan and the First Amended and Restated Non-employee Directors’ and Advisors’ Stock Option Plan.

Options granted under our 2004 Plan generally have a four-year vesting period and expire ten years after grant. Most of our stock options vest ratably during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested stock options expected to vest was approximately $3.2 million at December 31, 2006 with a remaining weighted average period of approximately 21 months over which such expense is expected to be recognized. Upon exercise of stock options, we typically issue new shares of our common stock (as opposed to using treasury shares).

On August 25, 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested employee stock options issued under our 2004 Plan with an exercise price in excess of $10.00 per share. Pursuant to this action, options to purchase approximately 1.4 million shares of our common stock became exercisable immediately. Based on the closing price on August 24, 2005 of $6.35, none of these options had intrinsic economic value at the time. The vesting acceleration enabled the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of SFAS 123(R) in January 2006. As a result of this change, the Company expects to reduce the pre-tax stock option expense it otherwise would have been required to record under SFAS 123(R) by approximately $7.8 million over a four-year period of which approximately $2.5 million was avoided in 2006.

The fair market value of each option grant for all years presented has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	2004	2005	2006
Expected option lives	4 years	4 years	4 years
Risk-free interest rates	3.29%	3.88%	4.52%
Expected volatility	35.0%	46.1%	50.0%
Dividend yield	0%	0%	0%

Expected volatilities are based on historical volatility of the stock of the Company and guideline companies. The expected life of options granted is based on historical experience and on the terms and conditions of the options. The risk-free rates are based on the U.S. Treasury Strip yield in effect at the time of the grant.

A summary of the Company’s stock options activity (including options granted outside the 2004 Plan to non-employees) during 2004, 2005 and 2006 is presented below:

	2004	Weighted Average Exercise Price	2005	Weighted Average Exercise Price	2006	Weighted Average Exercise Price
Outstanding, at beginning of year	1,752,041	$0.48	2,024,298	$6.88	2,639,173	$12.09
Granted	919,958	14.56	883,815	21.82	1,765,356	5.09
Exercised	(598,660)	(0.32)	(176,735)	(1.19)	(544,980)	(0.27)
Forfeited	(49,041)	(2.56)	(92,205)	(14.63)	(611,228)	(16.86)

Outstanding, at end of year	2,024,298	$6.88	2,639,173	$12.09	3,248,321	$9.37

Options exercisable at year-end	695,778	$0.80	2,259,552	$13.13	1,506,529	$14.20

Weighted average grant date fair value of options granted during the year	$4.62		$7.83		$2.38

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Years Remaining on Contractual Life	Number Exercisable
$0.16 - $1.00	294,719	5.2	292,808
$1.01 - $4.00	64,504	6.2	54,541
$4.01 - $7.00	1,774,326	9.7	101,239
$7.01 - $9.00	162,588	7.4	105,757
$9.01 - $16.00	334,311	7.9	334,311
$16.01 - $20.00	96,873	7.6	96,873
$20.01 - $25.00	9,750	8.2	9,750
$25.01 - $26.55	511,250	8.1	511,250

	3,248,321		1,506,529

Total vested and expected to vest	2,741,019	8.5

Total Intrinsic Value	$2.3 million		$1.8 million

The intrinsic value of options exercised during the twelve months ended December 31, 2006 is approximately $4.1 million. The fair value of options vested during the twelve months ended December 31, 2006 is approximately $597,000. The weighted-average exercise price of options vested and expected to vest as of December 31, 2006 was $10.06 per share.

Restricted Stock Awards

Restricted stock awards granted under our 2004 Plan generally have a three-year vesting period. Most of our restricted stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for restricted stock awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested restricted stock awards expected to vest was approximately $1.4 million at December 31, 2006 with a remaining weighted average period of approximately 11 months over which such expense is expected to be recognized. The fair value of shares that vested during the twelve months ended December 31, 2006 was approximately $747,000.

Restricted stock activity for the twelve months of 2006 is presented below:

	2006 Number of shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at January 1, 2006	590,845	$6.25
Granted	51,000	4.64
Vested during period	(177,047)	(5.99)
Forfeited	(158,689)	(7.20)

Unvested at December 31, 2006	306,109	$2.10

During August 2005, the Company awarded 512,780 restricted stock grants under its 2004 Plan. These grants, which were issued to certain officers and employees of the Company, vest annually over a three-year period.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Share Awards

Pursuant to the 2004 Plan, in the third and fourth quarters of 2006, the Company entered into Performance Share Award Agreements (the “Award Agreements”) whereby it granted performance share awards (the “Awards”) to certain executives of the Company. These Awards provide recipients with the opportunity to earn shares of common stock of the Company, the number of which shall be determined pursuant to, and subject to the attainment of performance goals. The performance goals are determined based on compound annual revenue and earnings growth as defined in each agreement. Under SFAS 123(R), accruals of compensation expense for an award with a performance condition is based on the probable outcome of the performance conditions. As of December 31, 2006, management has assessed that it is not probable that the Company will attain the future performance goals as set forth in the Award Agreements. The Company may record stock-based compensation expense in future periods related to these Awards if it becomes probable that the future performance goals will be achieved.

10.	INCOME TAXES

The income tax (benefit) expense consists of the following:

	2004	2005	2006
Current:
Federal	$—	$175,189	$70,443
State	—	68,874	400,318

Total Current	—	244,063	470,761
Deferred:
Federal	—	(1,079,278)	1,079,278
State	—	(462,847)	462,847

Total Deferred	—	(1,542,125)	1,542,125

Total income tax (benefit) expense	$—	$(1,298,062)	$2,012,886

The Company recorded an income tax provision of approximately $2.0 million for the year ended December 31, 2006 primarily related to the reestablishment of a full valuation allowance recorded against deferred tax assets. The income tax expense on income from discontinued operations in 2006 includes $2,477 of federal taxes and $2,000 of state taxes.

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

	2004	2005	2006
Tax expense at federal statutory rate (35%)	$2,690,925	$2,828,233	$526,114
State taxes, net of federal benefit	—	(252,864)	543,817
Losses with no benefit	—	1,010,015	1,080,436
Non-deductible expenses	—	53,165	102,623
Federal tax payments in excess of prior year estimate	—	—	49,258
Utilization of NOLs and changes in valuation allowance-federal	(2,690,925)	(4,936,611)	(289,362)

Total income tax expense (benefit)	$—	$(1,298,062)	$2,012,886

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of income from continuing operations before income taxes are as follows:

	2004	2005	2006
Income (loss)-U.S.	$7,133,906	$10,932,135	$4,590,144
Income (loss)-international	554,451	(2,851,470)	(3,086,961)

	$7,688,357	$8,080,665	$1,503,183

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the deferred tax assets and liabilities at December 31, 2006 are as follows:

	2005	2006
Deferred tax liabilities:
Depreciation	$(7,961,887)	$(8,546,590)
Intangible assets	—	(624,000)

Deferred tax liability	(7,961,887)	(9,170,590)
Deferred tax assets:
Net operating loss carryforwards	38,296,878	37,571,508
Impairments	7,296,007	7,323,114
Accrued rent	1,796,924	1,552,264
Deferred income	1,198,794	950,262
Litigation reserve	—	261,868
Other	812,232	1,219,127

Deferred tax asset	49,400,835	48,878,143
Valuation allowance	(39,896,823)	(39,707,553)

Net Deferred Tax Asset	$1,542,125	$—

At December 31, 2005 a valuation allowance in the amount of $39.9 million has been recorded and reflects an approximate $1.5 million (or $0.06 per diluted share) reversal of a portion of the valuation allowance recorded against deferred tax assets. At December 31, 2006 a valuation allowance in the amount of $39.7 million has been recorded and reflects an approximate $1.5 million charge (or $0.06 per diluted share) to reestablish a full valuation allowance recorded against deferred tax assets.

When evaluating the ability for the Company to record a net deferred tax asset, SFAS No. 109 “Accounting for Income Taxes” requires the Company consider all sources of taxable income as well as all available evidence to determine whether it is more likely than not that it will be able to utilize this asset. As a result of the evaluation of all relevant and available evidence, the Company had concluded at December 31, 2005 it was more likely than not to utilize approximately $1.5 million of its net deferred tax assets. At December 31, 2006 a full valuation allowance in the amount of $39.7 million has been reestablished and recorded against net deferred tax assets since at that date, the Company was unable to conclude that it was more likely than not that it would realize those assets. The Company will continue to refine and monitor all available evidence during future periods to evaluate the recoverability of our deferred tax assets.

Approximately $301,000 of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current income when subsequently recognized.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, a portion of the net deferred tax asset is recorded in other current assets ($81,132 related to state and $189,187 related to federal) and the remainder is recorded in other long-term assets ($381,715 related to state and $890,091 related to federal).

At December 31, 2006, the Company had net operating loss, or NOL, carryforwards of approximately $79.8 million for U.S. federal income tax purposes that expire on various dates between 2020 and 2023 if not utilized. The availability of the NOL carryforwards to offset future taxable income is subject to annual limitations imposed by Internal Revenue Code Section 382 as a result of an ownership change. To the extent an annual NOL limitation is not used, it accumulates and carries forward to future years. Management believes that an ownership change exists in a prior year and that such change will not affect the Company’s ability to utilize these NOL carryforwards.

11.	401(k) PLAN

The Company contributions under the 401(k) Plan are computed at 4% of an employee’s eligible compensation subject to certain limits. Contributions into the plan in 2004, 2005 and 2006 were approximately $211,000, $251,000, and $278,000, respectively. These contributions were recorded as expense for each year in the consolidated statements of operations.

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

World Access Proceeding

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group (collectively “the Debtors”), filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855,000. The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors confirmed a Plan of Liquidation that created a trust to proceed with liquidating avoidance actions. The Trustee has been substituted as the Plaintiff in all avoidance actions. At a scheduling conference held on October 12, 2005, the Court set discovery cut-off dates that have been continued for cases where the Trustee seeks to recover in excess of $100,000, at the request of the Trustee. Plaintiff’s responses to certain discovery requests were due in November. The current discovery schedule, designates May 1, 2007 as the deadline for parties to file dispositive motions, and sets May 29, 2007 as the date by which the parties must file a joint pre-trial statement.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ATGF alleged that the notice was insufficient because it failed to disclose different and more favorable terms ultimately included in the Securities Purchase Agreement dated July 3, 2001.

On May 9, 2005, the plaintiffs filed an unopposed motion to dismiss this case in federal court without prejudice for lack of subject matter jurisdiction. The court granted the plaintiffs’ motion on the same day. On November 4, 2005, Octane renewed the lawsuit by filing a substantially similar complaint in the Superior Court of New Jersey, Middlesex County, in an action entitled Octane Capital Fund I, L.P. v. Arbinet-thexchange, Inc., Docket No. MID-L-7990-05. Octane is the only plaintiff in the case. On October 3, 2006, we filed an answer denying all liability and asserting counterclaims against Octane for, among other reasons, breach of the Investors’ Rights Agreement in connection with Octane’s conduct seeking additional shares of stock and other relief. Octane filed its answer on October 27, 2006, denying all liability on our counterclaims. We intend to defend vigorously against the claims.

Mashinsky Series E Proceeding

On May 13, 2005, we received a letter from counsel representing Alex Mashinsky, our founder, former officer and a current director, together with a draft complaint and a draft press release, threatening to commence litigation in the Southern District of New York against us, as well as against Communications Ventures III, L.P., one of our stockholders, former director Anthony L. Craig, former director Roland A. Van der Meer, and our President, Chief Executive Officer and director, J. Curt Hockemeier, if we do not agree to an “amicable settlement” with him. Mr. Mashinsky alleges breach of fiduciary duty, self-dealing, fraud, and breach of contract in connection with our Series E preferred stock offering consummated in 2001, asserting over $90 million in damages. According to his correspondence he “is prepared to discuss settlement of this matter at an amount representing a significant discount.” By letter dated May 31, 2005, the Company and other potential defendants responded to Mr. Mashinsky’s letter, denying any liability and describing potential counterclaims that would be asserted against Mr. Mashinsky should he pursue his claims. In a May 4, 2006 filing made with the SEC in connection with his solicitation of proxies for election to our Board at the Company’s Annual Meeting of Stockholders in June of 2006, Mr. Mashinsky stated: “Mr. Mashinsky currently has potential legal claims against the Company, as well as against Communications Ventures III, L.P., one of the Company’s Stockholders, former director Anthony L. Craig, former director Roland A. Van der Meer, and the Company’s President, Chief Executive Officer and director J. Curt Hockemeier alleging breach of fiduciary duty, self-dealing, fraud, and breach of contract, and asserting over $90 million in damages, in connection with the Company’s Series E preferred stock financing consummated in 2001.” Mr. Mashinsky committed in this filing made with the SEC that, if elected as a director at the Annual Meeting, he would release his claims against us in exchange for a release from us of our potential claims against Mr. Mashinsky. Neither Mr. Mashinsky nor the Company has pursued its respective claims. In a loan settlement agreement dated July 9, 2004, Mr. Mashinsky acknowledged and agreed that, in June 2001, he had consented to the Series E preferred stock offering. We believe these claims are without merit, and if Mr. Mashinsky commences litigation against us, we intend to vigorously defend against his claims.

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 17, 2006, the Consolidated and Amended Complaint (“Amended Complaint”) was filed with the court. The Amended Complaint continues to allege violations of the registration and anti-fraud provisions of the federal securities laws due to alleged statements in and omissions from Arbinet’s initial public offering registration statement. The Amended Complaint seeks, among other things, unspecified damages and costs associated with the litigation. On April 28, 2006, we filed a motion to dismiss the Amended Complaint, based on the argument that there are no false or misleading statements and no material omissions in the initial public offering registration statement. On June 30, 2006, the Lead Plaintiff filed her opposition to our motion to dismiss. On September 13, 2006, we filed our reply brief in support of the motion to dismiss. On December 22, 2006, the Court granted our motion to dismiss the Amended Complaint in its entirety as against us and all other defendants, and gave the Lead Plaintiff thirty days in which to file an amended complaint, if any. On January 22, 2007, the parties filed a Stipulation of Dismissal with Prejudice dismissing the case and all consolidated actions.

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

On February 8, 2006, the parties attended an initial conference with the Magistrate Judge assigned to the case for the purposes of setting a schedule for the case. No case schedule has been issued yet. Discovery has begun in the case. The parties negotiated and the court entered a Protective Order to govern the treatment of the confidential and proprietary information of the parties during the case. On March 30, 2006, we served a set of discovery requests on counsel for World-Link. Shortly thereafter, World-Link served discovery requests on our counsel. World-Link responded to our discovery requests and produced documents to us on June 1, 2006. We responded to World-Link’s discovery requests on June 8, 2006 and produced documents to World-Link subsequently. On September 22, 2006, the Court issued an order referring the case to mediation. The parties exchanged settlement proposals during mediation and the mediation ended without an agreement. The case is now in discovery phase.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CHVP Proceeding

On April 6, 2006, CHVP Founders Fund I, L.P. (“CHVP”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York. CHVP seeks damages of over $1.87 million related to the transfer, by our founder and current director, Alex Mashinsky, of three million shares of our common stock to CHVP. CHVP had previously been sued by Mr. Mashinsky regarding the same transfer of shares. CHVP claims that we interfered with its ability to sell the shares during a 90-day period from December 2004 to March 2005, and alleges claims for violation of the Uniform Commercial Code, conversion, and breach of contract. On May 22, 2006, we filed our Answer and Counterclaim denying liability, and asserting counterclaims against CHVP for a declaratory judgment that the transfer of Mr. Mashinsky’s shares to CHVP is void or voidable, that Arbinet did not improperly interfere with CHVP’s sale of Arbinet stock during the lock up period, and that Mr. Mashinsky’s shares were subject to a particular market stand-off restriction pursuant to operative agreements. In addition, we filed a Third Party Complaint against Mr. Mashinsky requesting the same declaratory judgment described above, and asserted claims for breach of contract, breach of implied covenant of good faith and fair dealing, negligence, indemnification, and common law contribution in connection with Mr. Mashinsky’s transfer of Arbinet shares to CHVP. On June 12, 2006, CHVP filed its reply to our counterclaims, denying all liability, and on August 1, 2006, CHVP filed a motion for summary judgment on its claims. We opposed the summary judgment motion and the Court held a hearing on the motion on November 9, 2006. On January 8, 2007 the Court granted summary judgment in favor of CHVP on liability, bifurcating the damages claim to proceed to trial. On January 30, 2007 we filed a notice of appeal of that decision to the Appellate Division, First Department for the State of New York. We moved to stay the damages and other proceedings pending our appeal, which motion to stay was denied by the First Department on March 1, 2007. See Note 15 “Subsequent Event.”

Mashinsky/Marmon Disclosure Proceeding

On April 11, 2006, we learned that our founder and current director Alex Mashinsky and Robert Marmon had obtained and disclosed our confidential strategic planning information to third parties in connection with the proxy contest they commenced seeking to elect themselves to our Board of Directors at our 2006 Annual Meeting of Stockholders. On April 13, 2006, we sent a cease and desist letter to Messrs. Mashinsky and Marmon demanding that they stop misappropriating our confidential information, return all copies to us, provide us with a list of all parties to whom they disclosed our confidential information, and issue corrective statements to those parties to whom they have disclosed confidential information. Messrs. Mashinsky and Marmon did not substantively respond to our letter, and did not agree to stop misappropriating and using our confidential information. On April 26, 2006, we filed a lawsuit and a motion for a preliminary injunction against them in the United States District Court for the District of New Jersey. Among other things, we allege that Messrs. Mashinsky and Marmon have disclosed our highly confidential information and breached contractual and fiduciary duties to the Company by misappropriating our confidential and proprietary information to use it for their own purposes, and we seek injunctive relief to protect our confidential information. On May 17, 2006, Messrs. Marmon and Mashinsky filed an opposition to our motions for preliminary injunction and expedited scheduling, and returned to us one copy of the Arbinet document they had in their possession. On May 19, 2006, we filed a reply to the opposition of Messrs. Marmon and Mashinsky, and moved that the confidential document returned to us be filed under seal with the court for its review. Messrs. Marmon and Mashinsky opposed our motion to file the confidential document under seal on May 26, 2006, and we filed our reply the following day. The court granted our motion to file the document under seal on September 28, 2006. We subsequently entered into a settlement agreement with Messrs. Marmon and Mashinsky and on February 7, 2007, the parties filed a stipulation dismissing the case without prejudice.

Operating Leases

The Company leases office facilities and certain equipment under operating leases expiring through 2015. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, certain lease agreements contain renewal options and rent escalation clauses. We do not consider any individual lease material to our operations. Aggregate future minimum rental payments are:

Year ending December 31:
2007	$3,290,000
2008	2,864,000
2009	2,725,000
2010	1,954,000
2011	1,284,000
Thereafter	4,086,000

$16,203,000

Rent expense for the years ended December 31, 2004, 2005 and 2006, was approximately $3,026,000, $2,974,000 and $2,938,000, respectively. In 2002, the Company received $2 million from the landlord of its London leasehold. The landlord paid this amount for the right to terminate the lease at an earlier date than stated in the lease. The Company has recognized approximately $461,000, $0 and $0 of this amount for the years ended December 31, 2004, 2005 and 2006 as a reduction of rent expense. Approximately $2.2 million and $2.3 million of security deposits as of December 31, 2005 and 2006, respectively, represent collateral for the landlords under various leases. The Company has approximately $3.6 million and $3.0 million recorded as accrued rent in other long-term liabilities as of December 31, 2005 and 2006, respectively. These amounts principally represent the difference between straight-line rent expense recorded and the rent payments as of December 31, 2006.

Capital Leases

The Company leases certain equipment under capital leases, which expire at various dates through 2008. Borrowings under capital leases bear interest at 10.83% per annum. Amounts charged to interest expense related to capital leases were approximately $300,000, $100,000 and $6,000 for the years ended December 31, 2004, 2005 and 2006, respectively. The minimum future lease obligations as of December 31, 2006, under these non-cancelable capital leases are approximately as follows:

Year ending December 31:
2007	$20,791
2008	6,930

27,721
Less amounts representing interest	(2,016)

Present value of minimum lease payments	25,705
Less current portion	(18,928)

Long-term obligations under capital leases	$6,777

Purchase Obligations

The Company has an agreement with one of its equipment vendors, which obligates the Company to purchase certain equipment and services for approximately $2,616,000 in 2007, $150,000 in 2008, $125,000 in 2009, and $75,000 in 2010. The Company has made purchases from this vendor of approximately $4 million, $2 million and $1.5 million in 2004, 2005 and 2006, respectively.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employment Offer Letters

The Company has several employment offer letters with officers of the Company. These offer letters provide for an annual base compensation and the issuance of stock options. These stock options were granted at fair market value. These offer letters generally contain provisions for severance payouts in the event of termination of employment of the officers.

13.	ACQUISITIONS

Flowphonics Limited (now known as Broad Street Digital Limited)

In December 2006, the Company, through its wholly-owned subsidiary, Arbinet ETE Corporation, acquired all of the outstanding common stock of Flowphonics Limited, now known as Broad Street Digital Limited, a license management platform for intellectual property rights and digital content distribution. The purchase price was approximately $2.1 million, including transaction costs.

The results of operations of this business and the estimated fair market values of the acquired assets have been included in the consolidated financial statements from the date of the acquisition. The results of operations of this business that are included for the year ended December 31, 2006 are immaterial. The components of the aggregate costs of the transaction are as follows:

Cash	$1,559,026
Notes Payable	560,795

$2,119,821

As part of the consideration of the acquisition, Arbinet ETE Corporation issued notes payable to two former shareholders of Broad Street Digital. Subsequent to the Broad Street Digital transaction, these former shareholders became employees of the Company. These notes bear interest at 5% per annum. Notes payable totaling $92,845 are due on June 15, 2007 and notes payable totaling $467,950 are due on December 14, 2007. Payments of the notes due on December 14, 2007 are conditional upon achievement of revenue targets from December 1, 2006 through December 31, 2007 (as more fully described in the note).

The purchase price for the Broad Street Digital acquisition was allocated to assets acquired based on their estimated fair values determined by management with the assistance of a third-party appraiser as follows:

		Estimated Amortizable Life
Total tangible assets	$20,661	N/A
Existing customer relationships	800,000	7 years
Software	500,000	5 years
Patents	780,000	5 years
Goodwill	19,160	N/A

	$2,119,821

Summit Telecom Systems, Inc.

The Company and Summit Telecom Systems, Inc. (“Summit”) entered into a Patent Acquisition Agreement on June 3, 2005 and an Amendment to the Patent Acquisition Agreement on July 21, 2005 (together, the “Agreements”), pursuant to which Arbinet obtained Summit’s entire right, title and interest in certain intellectual

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

property, including patents relating to the field of telecommunications services. Under the terms of the Agreements, in July 2005 Arbinet made an initial cash payment to Summit of $900,000. A second cash payment of $200,000 was held in escrow until June 2006 at which time it was released to Summit. These acquired assets are being amortized over 10 years and are included in Intangible assets, net.

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

	$4,266,528

The following unaudited pro forma consolidated results of operations reflects the results of operations for the years ended December 31, 2004 as if the Band-X Acquisition had occurred on January 1 of the applicable year of acquisition and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the Band-X Acquisition actually taken place on January 1 of the applicable year and may not be indicative of future operating results (in thousands, except per share data).

Year Ended December 31, 2004
(Unaudited)
Total revenues	$523,842

Net income	$7,731

Basic net income per share	$0.39

Diluted net income per share	$0.35

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance of goodwill was $1,901,178 and $2,182,680 at December 31, 2005 and 2006, respectively. The change in the carrying amount is primarily related to the difference in the exchange rate in effect at December 31, 2005 and 2006. The goodwill balances are recorded using the local currency (British Pounds Sterling) as the functional currency and are translated into US dollars at the exchange rate in effect at year-end.

The following table summarizes the intangibles subject to amortization at the dates indicated:

	December 31, 2005			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patent	$1,100,000	$54,000	$1,046,000	$1,880,000	$175,000	$1,705,000
Non-compete agreement	89,677	37,365	52,312	102,051	76,538	25,513
Acquired technology	116,579	72,862	43,717	132,666	132,666	—
Software	—	—	—	500,000	8,333	491,667
Existing customer relationships	1,524,587	190,563	1,334,024	2,534,963	399,870	2,135,093

Total intangibles	$2,830,843	$354,790	$2,476,053	$5,149,680	$792,407	$4,357,273

Amortization expense for intangibles totaled approximately $309,000 and $380,000 for the years ended December 31, 2005 and 2006, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31, 2007	$677,000
Year Ending December 31, 2008	652,000
Year Ending December 31, 2009	652,000
Year Ending December 31, 2010	652,000
Year Ending December 31, 2011	630,000
Subsequent years	1,094,000

14.	QUARTERLY INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2006:
Total revenues	$129,341,437	$127,252,828	$137,841,633	$148,542,913	$542,978,811
Cost of trading revenues	117,574,338	115,769,061	126,110,336	135,705,262	495,158,997
Income (loss) from operations	684,508	(1,603,720)	(80,759)	(830,606)	(1,830,577)
Net income (loss)	1,233,545	(587,552)	658,496	(1,692,804)	(388,315)
Earnings (loss) per share:
Basic	$0.05	$(0.02)	$0.03	$(0.07)	$(0.02)
Diluted	$0.05	$(0.02)	$0.03	$(0.07)	$(0.02)
Year ended December 31, 2005:
Total revenues	$136,742,746	$132,515,384	$134,941,268	$126,255,678	$530,455,076
Cost of trading revenues	124,232,807	120,729,033	121,902,926	114,335,393	481,200,159
Income from operations	725,926	2,707,909	2,502,708	1,953,891	7,890,434
Net income	244,842	2,315,548	2,368,042	4,746,183	9,674,615
Earnings per share:
Basic	$0.01	$0.09	$0.10	$0.19	$0.39
Diluted	$0.01	$0.09	$0.09	$0.18	$0.38

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net loss for the fourth quarter 2006 includes a charge to earnings of $600,000 representing management’s estimate of the cost to settle a litigation matter and an income tax provision of $1.5 million primarily related to the reestablishment of a full valuation allowance against deferred tax assets. Net loss for the second quarter 2006 includes a gain of $120,000 related to a discontinued operation from 1999.

Net income for the fourth quarter 2005 includes a gain of approximately $1.2 million related to a renegotiation of leased property, which was exited in 2001, an income tax benefit of $2.1 million primarily related to the reversal of a valuation allowance against deferred tax assets and a gain of $300,000 related to a discontinued operation from 1999. Net income for the first quarter 2005 includes the recognition of compensation expense related to a misinterpretation of expiration terms of certain stock option agreements of approximately $1.0 million. Net income for the second quarter 2005 includes a $1.5 million insurance reimbursement.

15.	SUBSEQUENT EVENT

Subsequent to the court’s March 1, 2007 ruling in the CHVP proceeding, as described in Note 12 denying the stay of damages and other proceedings pending appeal, we began settlement discussions with CHVP. As a result of these actions, we have recognized a charge to earnings of $600,000 in the fourth quarter representing management’s estimate of the cost to settle this matter.

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2006, 2005 and 2004

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2006:

Allowance for Doubtful Accounts	$827,462	$590,071	$(234,641)	$1,182,892

Year ended December 31, 2005:

Allowance for Doubtful Accounts	$899,902	$485,480	$(557,920)	$827,462

Year ended December 31, 2004:

Allowance for Doubtful Accounts	$357,274	$748,148	$(205,520)	$899,902

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2006:

Valuation Allowance on deferred tax asset	$39,896,823	$1,542,125	$(1,731,395)	$39,707,553

Year ended December 31, 2005:

Valuation Allowance on deferred tax asset	$42,737,557	$—	$(2,840,734)	$39,896,823

Year ended December 31, 2004:

Valuation Allowance on deferred tax asset	$43,449,185	$—	$(711,628)	$42,737,557