Form 10-K/A
period 2006-12-31
ARBINET THEXCHANGE INC
filed 2007-04-30
CIK 1136655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Form 10-K/A constitutes Amendment No. 1 to the Annual Report on Form 10-K of Arbinet-thexchange, Inc. (“Arbinet” or the “Company”) for the period ended December 31, 2006, originally filed with the Securities and Exchange Commission on March 16, 2007 (the “Original Filing”). We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A to include information required by Items 10, 11, 12, 13, and 14 to Part III within the period required by General Instruction G(3) to Form 10-K. In addition, we are filing this Amendment No. 1 to our Annual Report on Form 10-K/A to include as an exhibit a summary of our short term cash incentive bonus plan, as required by Item 15 in Part IV. Except as described above, no other changes have been made to the Original Filing and no attempt has been made in this Amendment No. 1 to modify or update disclosures for events that occurred subsequent to the Original Filing.

(i)

(ii)

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain information with respect to each person currently serving as a director of the Company. The class and term of office of each such person is also set forth below. This information has been provided by each director at the request of the Company. None of the directors is related to each other or any executive officer of the Company.

Name	Age	Position
J. Curt Hockemeier	58	President and Chief Executive Officer and Class III Director
Robert C. Atkinson(1)(2)	54	Class I Director
Alex Mashinsky	41	Class II Director
Michael J. Donahue(2)(3)	48	Class II
Roger H. Moore(1)(2)	65	Class I Director
John B. Penney, Jr. (1)	42	Class I Director
Michael J. Ruane(1)(3)	53	Class III Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Class I—Directors with Term Continuing until 2008

Robert C. Atkinson has served as a director since June 2005. Since June 2000, Mr. Atkinson has served as Director of Policy Research with the Columbia Institute for Tele-Information at Columbia University, where he conducts academic research related to telecommunication regulation and public policy. Prior to that, from January 1999 until June 2000, Mr. Atkinson was a Deputy Chief at the Federal Communications Commission in the Common Carrier Bureau. From 1985 to 1999, Mr. Atkinson was Senior Vice President for Legal, Regulatory and External Affairs for Teleport Communications Group, and, after Teleport Communications was acquired by AT&T in mid-1998, he became Vice President of AT&T and Chief Regulatory Officer of AT&T Local Services. Mr. Atkinson received his B.A. degree from the University of Virginia and his J.D. degree from the Georgetown University Law Center.

Roger H. Moore has served as a director since August 2005. In December 2001, Mr. Moore retired as the Chief Executive Officer of Illuminet Holdings, Inc., a leading provider of intelligent network and signaling services. Mr. Moore served as President and Chief Executive Officer of Illuminet Holdings from 1995 to 2001, when it was acquired by VeriSign, Inc., the leading provider of intelligent infrastructure services for the Internet and telecommunications networks. From 1985 to 1995, Mr. Moore served in a variety of senior management positions at Nortel Networks, including President of Nortel Japan. Mr. Moore also served as President of AT&T Canada from 1982 to 1985. Mr. Moore holds a B.S. degree in General Science from Virginia Polytechnic Institute and State University. Mr. Moore is currently a director of VerisSign, Inc., Western Digital Corporation and Consolidated Communications, Inc.

John B. Penney has served as a director since November 2006. Since July 2005, Mr. Penney has served as Senior Vice President–Business Development for HBO, Inc., the nation’s most widely distributed premium pay television network, and a subsidiary of Time Warner Inc. Prior to that, from November 2004 to July 2005, he served as Executive Director, Business Development for SBC, Inc. (now AT&T). From January 2004 to July 2005, he served as Vice President–Business Development for HBO, Inc. From November 2001 to December 2003 he served as Executive Vice President, Licensing & Business Development for ACTV, Inc. (now a division of OpenTV) and from November 2001 to December 2003 he served as President of Media Online Services, Inc., a subsidiary of ACTV, Inc. Mr. Penney received a B.A. degree from Wesleyan University and a Masters in Public Policy & Administration from Columbia University.

Class II—Directors with Term Continuing until 2009

Michael J. Donahue has served as a director since January 2006. Since March 2005, Mr. Donahue has served as a self-employed consultant. From 2000 to February 2005, Mr. Donahue served as Group Executive Vice President and Chief

Operating Officer of BearingPoint, Inc., a publicly-held management consulting and systems integration firm. Prior to 2000, Mr. Donahue served as Managing Partner, Solutions, for the consulting business of KPMG LLP, and as a member of the boards of directors of KPMG LLP and KPMG Consulting KK Japan. Mr. Donahue is currently a director of Air Products and Chemicals, Inc. and currently serves as a member of the board of advisors of Villanova University Business School. Mr. Donahue holds a B.A. degree from the University of Pennsylvania.

Alex Mashinsky has served as a director since June 2006. Mr. Mashinsky is currently the manager and sole member of Governing Dynamics Investments, LLC, a private investment firm, a position he has held since 2004. From 2000 to 2004, Mr. Mashinsky founded and was the managing director of VenturiFX LLC, through which he founded several companies in which he served as the Chief Executive Officer. These companies included Qlimo, LLC in 2002, a provider of worldwide one stop ground transportation services, Qwireless, Inc. in 2001, which is building the wireless system in the New York City subway system, and Elematics, Inc. in 2000, which built software to manage optical networks. He served as the Chief Executive Officer of the Company from 1996 until January 2000 and as a member of our Board of Directors until June 2004. Mr. Mashinsky has authored over 50 patents and, combining his abilities as a business strategist and technological innovator, continues to innovate in the field of web commerce and communications. Mr. Mashinsky has received numerous awards for innovation including the 2000 Albert Einstein Technology medal and the Technology Foresight Award for Innovation (presented in Geneva at Telecom 99). Mr. Mashinsky is a member of the board of directors and Vice Chairman of Migo Software, Inc., which produces software that allows users to manage, synchronize and protect their content on multiple devices.

Class III—Directors with Term Continuing until 2007

J. Curt Hockemeier has served as a director since April 2000 and our President and Chief Executive Officer since August 2000. From April 2000 to August 2000, he served as our President and Chief Operating Officer. Before joining us, from June 1999 to April 2000, Mr. Hockemeier served as Executive Vice President and Chief Operating Officer of Telephony Operations for AT&T Broadband Services. Prior to that, from January 1993 to June 1999, he served as a Senior Vice President, for Teleport Communications Group, Inc., where he was responsible for construction of its newly developing markets and relationships with the cable industry. Mr. Hockemeier received a B.J. degree from the University of Missouri. He completed the Program for Management Development at Harvard Business School.

Michael J. Ruane has served as a director since March 2004. Mr. Ruane has served as Senior Vice President-Finance and Chief Financial Officer for SunGard Data Systems, Inc., a provider of integrated financial services applications and availability services, since February 2001. From May 1994 to February 2001, he served as Vice President and Chief Financial Officer for SunGard Data Systems, Inc. Prior to that, from September 1992 to April 1994, he served as Vice President-Finance and Chief Financial Officer for SunGard Trading Systems. From 1990 to September 1992, he served as Vice President and Controller for SunGard Data Systems. Mr. Ruane received a B.S. degree from LaSalle University and his M.B.A. from the University of Pittsburgh.

EXECUTIVE OFFICERS

The information relating to our executive officers in response to this item is contained in part under the caption “Our Executive Officers” in Part I of the Original Filing.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that directors and executive officers of the Company and persons who own more than 10% of a registered class of the Company’s equity securities, file reports of ownership of, and changes in ownership of, Company securities with the Securities and Exchange Commission. Such directors, executive officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all filings required to be made by the Company’s Section 16(a) reporting persons during fiscal year 2006 were made on a timely basis, except as follows: Mr. Atkinson did not timely file one Form 4 with respect to one transaction. Each of Messrs. Mashinsky, Moore, Pastorelle, and Ruane did not timely file one Form 4 with respect to two transactions. Each of Messrs. Penney and Wingfield did not timely file a Form 3 upon becoming a Section 16(a) reporting person and did not timely file one Form 4 with respect to two transactions. Anthony L. Craig, our former Chairman of the Board, did not timely file one Form 4 reporting two transactions.

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

DIRECTOR CANDIDATES

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

AUDIT COMMITTEE

During fiscal 2006, the members of our Audit Committee were Messrs. Atkinson, Moore and Ruane, and each is considered “independent” within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards and Rule 10A-3(b)(1) under the Exchange Act. Mr. Ruane chairs the Audit Committee and is an “audit committee financial expert” under the Exchange Act.

Item 11.	Executive Compensation

COMPENSATION COMMITTEE

As of the end of fiscal 2006, the members of our Compensation Committee were Mr. Moore, the Compensation Committee Chairman, Mr. Atkinson, and Mr. Donahue, each of whom is considered “independent” within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards and the rules of the Securities and Exchange Commission. Until his resignation from our Board of Directors and Compensation Committee on April 4, 2006, William G. Kingsley served as the Chair of the Compensation Committee. In March 2006, Mr. Moore joined the Compensation Committee and was appointed the Chair. Deborah D. Rieman served on our Compensation Committee until her retirement from our Board of Directors in June 2006. In August 2006, Mr. Atkinson joined the Compensation Committee.

The purpose of our Compensation Committee is to discharge the responsibilities of our Board of Directors relating to compensation of our executive officers. Specific responsibilities of our Compensation Committee include:

•	establishing and periodically reviewing our compensation philosophy and the adequacy of compensation plans and programs for our executive officers and other employees;

•	establishing compensation arrangements and incentive goals for our executive officers and administering compensation plans;

•	reviewing the performance of our executive officers and awarding incentive compensation and adjusting compensation arrangements as appropriate based upon performance; and

•	preparing our report on executive compensation for inclusion in our proxy statement in accordance with Securities and Exchange Commission rules and regulations.

COMPENSATION DISCUSSION AND ANALYSIS

Among its various functions, the Compensation Committee establishes and reviews the total compensation paid to our executive officers and ensures that the total compensation is fair, reasonable and competitive.

Compensation Philosophy and Objectives

Our success is highly dependent on hiring, developing and retaining qualified people who are motivated to perform for the benefit of the stockholders and the members of our exchange. The fundamental objectives of our executive compensation philosophy are to ensure that executives are provided incentives and compensated in a way that advances both the short- and long-term interests of stockholders while also ensuring that we are able to retain and attract highly skilled executive talent. We believe that an effective executive compensation program must be designed to reward the achievement of specific annual, long-term and strategic goals, and align our executive officers’ interests with stockholders, with the ultimate objective of enhancing stockholder value.

Our compensation plan places emphasis on (1) attracting and retaining the best talent in the communications, exchange, and high technology industries; (2) providing overall compensation for key executives that is competitive with our peer group; (3) motivating executives to achieve the goals set in our strategic plan; and (4) returning a fair value to stockholders. We believe that compensation packages provided to executives, including the named executive officers listed in this Form 10-K/A, should include both cash and stock-based compensation that reward performance as measured against established goals.

We approach these objectives through three key components:

•	Annual base salary;

•	Performance based annual short-term incentive compensation, typically made in the form of cash bonuses; and

•	Periodic awards of long-term stock-based compensation, such as stock options, restricted stock, restricted stock units, and performance based shares.

Compensation Process

In 2005, our Compensation Committee engaged an outside consultant, Aon/Radford Surveys + Consulting (“Aon Consulting”), to assist it in the review of our compensation philosophy and objectives, as well as the design and implementation of compensation programs that advance both the short and long term interests of stockholders while also ensuring that we are able to retain and attract highly skilled executive talent. Aon Consulting serves at the discretion of our Compensation Committee, which has sole discretion to hire and fire Aon Consulting. Our Compensation Committee worked with Aon Consulting in the design of our 2006 short and long term incentive programs and is continuing to work with Aon Consulting in the design of our 2007 short and long term incentive programs.

In connection with Aon Consulting’s review of our compensation program in 2005, it provided us with an analysis of base salary, short-term incentive, long-term incentive, and benefit practices of peer companies, which was updated through 2006 for the Compensation Committee’s review of the 2006 compensation program. For 2006, the analysis was based on a peer group of 20 companies selected based upon industry focus, revenue levels, productivity, and other factors, across the telecommunications, exchange, and high technology industries, as well as in other industries. The peer group is comprised of the following companies:

• Akamai Technologies, Inc.	• Instinet Group Incorporated

• Archipelago Holdings, Inc.	• Inphonic, Inc.

• Checkfree	• iPayment, Inc.

• Chicago Mercantile Exchange Inc.	• JAMDAT Mobile Inc.

• eBay Inc.	• MarketAxess Holdings Inc.

• E.piphany, Inc.	• The Nasdaq Stock Market, Inc.

• Equinix, Inc.	• priceline.com Incorporated

• eSpeed, Inc.	• SAVVIS, Inc.

• General Communication, Inc.	• TNS, Inc.

• IDT Corporation	• TradeStation Group, Inc.

Because a peer group analysis is limited to those positions for which compensation information is disclosed publicly, these studies typically include only the five most highly compensated officers at each company. Therefore, Aon Consulting also relied upon published compensation surveys to supplement information on these positions, as well as to provide the basis for analysis for other company executives. Total compensation is generally targeted at the 50th percentile for each position. As would be expected, specific pay positioning varies by executive. Differences may reflect individual roles, corporate and individual performance, experience, and leadership ability. Our Compensation Committee, in consultation with Aon Consulting, is currently evaluating the companies included in our peer group to remove any companies that both it and Aon Consulting no longer believe should be included in the peer group because such companies do not provide an adequate basis of comparison as well as adding any new companies that offer an adequate basis of comparison.

In determining compensation opportunities for the Chief Executive Officer, our three components of compensation, and total compensation, is compared to Aon Consulting’s analysis, compensation survey data and the assessment of the Chief Executive Officer’s performance by our Compensation Committee. In determining compensation opportunities for the other senior executives, our three components of compensation, and total compensation, is compared to Aon Consulting’s analysis, compensation survey data and the assessment of the executive’s performance by our Chief Executive Officer. Our Compensation Committee reports all compensation decisions and actions to our Board of Directors.

Setting Executive Compensation

In allocating compensation between base salary, short-term cash incentive compensation, and long-term incentive compensation, our Compensation Committee reviews and considers how the peer group companies allocate compensation among these components for the equivalent positions at such companies. Based on this review, our Compensation Committee generally allocates compensation so that it is in-line with the allocation of compensation at the 50th percentile for each position at the peer companies.

Base Salary

In reviewing the executives’ base salaries, our Compensation Committee primarily considers:

•	Aon Consulting’s analysis and compensation survey data as well as proxy statement data for the peer companies;

•	the recent performance of the executive and the Compensation Committee’s expectations for the position itself; and

•	our recent and expected overall performance.

For 2006, base salaries for all executives were determined by our Compensation Committee. The 2006 base salaries for our named executive officers are as follows:

Name	2006 Base Salary
J. Curt Hockemeier	$420,000

John B. Wynne, Jr.	$275,000	(1)

Peter P. Sach	$275,000

W. Terrell Wingfield, Jr.	$250,000	(2)

Chi K. Eng	$200,000

Peter F. Pastorelle	$160,000	(3)

Name	2006 Base Salary
John J. Roberts	$280,000	(4)

(1)	Mr. Wynne joined us in October 2006 as our Chief Financial Officer and was paid $57,291.67 for fiscal 2006. Prior to that, from July 2006 until October 2006, Mr. Wynne was employed by the Company as a consultant and was paid $90,000.
(2)	Mr. Wingfield joined us in September 2006 and was paid $67,308 for 2006.
(3)	From January 1, 2006 to March 31, 2006, Mr. Pastorelle’s base salary was $152,000. From April 1, 2006 to December 31, 2006, Mr. Pastorelle’s base salary was $160,000.
(4)	Mr. Roberts resigned from the Company on June 16, 2006 and was paid $131,564 for 2006.

In early 2006, as a result of the work performed by Aon Consulting, the base salary of each of Mr. Hockemeier, Mr. Eng and Mr. Pastorelle was increased to the base salary listed in the table above to bring this component of their total compensation at the 50th percentile of the peer group. Our Compensation Committee believes that these base salaries provide better alignment of our objectives of targeting the 50th percentile of the market for similar positions within the peer group.

Short Term Incentive Compensation

Our annual Short Term Cash Incentive Bonus Plan (the “Bonus Plan”) is designed to motivate and reward eligible employees for their contributions by making a significant portion of their cash compensation dependent upon Company and individual performance. The Bonus Plan establishes the terms under which annual cash bonus compensation will be paid to our eligible employees, including all of our named executive officers. For executive officers, the individual performance objectives as well as the amount of the actual bonus award is determined by our Compensation Committee. For non-executive officers, the individual performance objectives are established by the employee’s direct supervisor and approved by the senior management. Furthermore, the amount of the actual bonus award is determined by our senior management, who has a bonus pool to allocate among all non-executive officers.

For 2006, the short term incentive compensation program payouts rested on the following three variables:

•	the executive officer’s annual incentive target amount;

•	achievement of two enterprise-wide performance objectives, which are net revenue and net income, and

•	individual performance objectives.

The target amount of the bonus is a target percentage of the executive’s base salary but can be greater or less than the target percentage based upon underachievement or overachievement of either the Company’s or the executive’s objectives, as determined by the Compensation Committee. The target percentages for the named executive officers for 2006 were:

Title	Target Bonus Percentage
President and Chief Executive Officer	75%

“C” Level and Senior Vice Presidents	45%

Vice Presidents	25%

Therefore, for 2006 Mr. Hockemeier’s target bonus percentage was 75%; Mr. Sach’s and Mr. Eng’s target bonus percentage were each 45%; and Mr. Pastorelle’s target bonus percentage was 25%. At the time the target bonus percentages were established, Mr. Pastorelle was the Vice President, Finance and was, therefore, subject to the provisions of the Bonus Plan for non-executive officers. During the time that he served as Chief Accounting Officer, we did not re-assess Mr. Pastorelle’s target bonus percentage or individual performance objectives and he continued to be subject to the provisions of the Bonus Plan for non-executive officers. Since Mr. Roberts resigned from the Company on June 16, 2006, he was ineligible to receive a bonus because he was not employed with the Company on the day that the bonuses were paid out. For 2006, in lieu of participating in the Bonus Plan, both Mr. Wynne and Mr. Wingfield received a pro rated bonus, which assumed that, if they had each participated in the Bonus Plan, each of their bonuses would have been paid at the target bonus percentages for 2006 of 45%.

In determining corporate performance, the Bonus Plan focuses on two financial metrics: net revenue and net income. At the beginning of each year, our Compensation Committee establishes performance targets based upon our strategic objectives and reviews these targets with our Board of Directors. The corporate performance metrics are the same for both executives and non-executives. At the beginning of the year following the measurement year, our actual net revenue and net income is measured separately against the targets. Performance exceeding a threshold of $48.0 million in net revenue up to a target of $49.9 million in net revenue may result in a bonus award equal to 50% of the executive’s or non-executive’s target bonus percentage, subject to the discretion of the Compensation Committee or senior management, as the case may be, based on the achievement of individual performance goals. Performance exceeding the target net revenue may result in progressively accelerating payment levels, beginning at 100% of the target bonus percentage, subject to the discretion of the Compensation Committee or senior management, as the case may be, based on the achievement of individual performance goals. In addition, in order for a bonus to be paid at all, the net income in 2006 must have been at least $2.7 million. In considering if this threshold was met for 2006, our Compensation Committee exercised its discretion and excluded from net income (only for purposes of determining if the threshold had been met) extraordinary costs related to, among other things, the proxy contest and the option investigation and the related restatement of certain financial statements.

The individual performance component for the Chief Executive Officer is determined by the Compensation Committee with consideration of matters such as strategic planning, growing the Company, corporate governance, and continuing to focus on the long-term interests of our stockholders. For the other named executive officers (other than Mr. Pastorelle), individual performance is determined by the Compensation Committee with consideration of matters such as leadership, strategic planning, corporate governance, and other position-specific goals. For Mr. Pastorelle, the individual performance component is established by his direct supervisor, Mr. Wynne, and approved by our senior management. For 2006, Mr. Pastorelle’s individual performance components consisted of matters such as financial reporting, corporate governance, and other position-specific goals.

In 2006, our target net revenue was $49.9 million and in order for our executives and employees to qualify for a bonus, we needed to achieve net revenue of $48.0 million as well as net income of $2.7 million. Once the target net revenue amount of $49.9 million is achieved, actual payments are based on the accelerating payment levels discussed above and an assessment of individual performance against the individual performance goals established at the beginning of the year. Our Compensation Committee relies upon the assessment of the performance of the Chief Executive Officer by our Board of Directors, and considers the Chief Executive Officer’s assessment of the performance of all other senior executives. The assessment of Mr. Pastorelle’s individual performance goals is done by his direct supervisor, Mr. Wynne.

The terms of the Bonus Plan, including the target bonus levels and relationship of payouts to achievement of the performance goals, were established by our Compensation Committee in consultation with Aon Consulting, and reviewed with our Board of Directors. Annually, our Compensation Committee reviews the Bonus Plan (including the performance goals) to ensure that it is designed in a manner that continues to motivate employees to achieve our performance goals. Regardless of the actual award determined by the plan parameters, our Compensation Committee has the authority to modify any award.

In 2006, we achieved slightly less than the threshold net revenue amount of $48.0 million. Based upon its discretion, our Compensation Committee determined that our actual net revenue was sufficient to entitle the executive officers to a payout of 50% of their respective target bonus percentage, subject to adjustment by the Compensation Committee (for executives) and senior management (for non-executives) based on their achievement of their individual performance goals. Bonus Plan awards for Mr. Hockemeier, Mr. Sach, Mr. Eng, and Mr. Pastorelle for 2006 are outlined below:

•	In consideration of both corporate and individual performance, Mr. Hockemeier received a bonus payment of $157,500.

•	In consideration of both corporate and individual performance, Mr. Sach received a bonus payment of $61,875.

•	In consideration of both corporate and individual performance, Mr. Eng received a bonus payment of $39,375.

•	In consideration of both corporate and individual performance, Mr. Pastorelle received a bonus payment of $20,000.

Long-term Incentive Compensation

Stock Options, Restricted Stock, and Restricted Stock Units

The granting of stock-based incentives is viewed as a desirable long-term incentive compensation strategy because it closely links the interest of management with stockholder value, aids in employee retention, and motivates executives to improve the long-term stock market performance of our common stock. Equity grants also provide an opportunity for increased equity ownership.

When granting stock-based incentives to senior executives, our Compensation Committee considers Aon Consulting’s analysis, as described earlier, as well as the Chief Executive Officer’s recommendations for other executives, which are based on each officer’s level of responsibility and contribution towards achievement of our business plan and objectives.

Historically, the primary form of equity compensation has been non-qualified stock options because this was typically the form of equity award provided by our peer companies. However, beginning in 2006, companies, including some of our peer companies, also began issuing restricted stock and performance based awards. As a result, our Compensation Committee assessed the desirability of granting performance shares, shares of restricted stock or restricted stock units to employees, particularly members of senior management, and concluded that performance shares or restricted stock would provide an equally motivating form of incentive compensation while permitting us to issue fewer shares, thereby reducing potential dilution to our stockholders.

Pursuant to the terms of our stock option plans, our Compensation Committee has delegated authority to Mr. Hockemeier and Mr. Sach to grant stock-based awards to employees (other than executive officers) pursuant to guidelines established by our Compensation Committee, with Mr. Hockemeier having the final approval of any such grants. Pursuant to these guidelines, our Compensation Committee established the range of salary, bonus and stock option grants to be awarded in connection with our hiring of qualified personnel in 2006 (including the maximum number of shares of common stock subject to individual awards that Mr. Hockemeier may grant). Our Compensation Committee reviews and ratifies all of the grants made by Mr. Hockemeier and establishes and approves all grants to our executive officers and any grants to non-executive officers that are outside the delegated authority of Mr. Hockemeier. In addition, our Compensation Committee approves the annual equity grants to our employees, which are based on the recommendations of Mr. Hockemeier.

Employee grants have typically been made on the last business day of the quarter. Historically, all stock option awards are made at the closing price for our common stock on the day before the grant date. In 2006, our Compensation Committee changed this practice and now all stock option awards are made at the closing price for our common stock on the grant date. All grants are effective on the last business day of the quarter. Traditionally, director equity grants occur annually on the date of the Annual Meeting of Stockholders.

We have agreed to provide accelerated vesting of stock options, performance shares, restricted stock awards and restricted stock units to our named executive officers in the event of, among other things, a change of control. Further analysis of payments triggered by a change in control is provided beginning on page 19 of this Form 10-K/A.

Performance Share Awards

In 2006, we began granting performance share awards to executive officers, including all of the named executive officers except for Mr. Pastorelle and Mr. Roberts. These performance share awards provide recipients with the opportunity to earn shares of our common stock, the number of which is determined pursuant to, and subject to the attainment of performance goals. The performance goals are determined based on our compound annual revenue growth and compound annual margin growth in earnings before interest, taxes, depreciation, amortization and non-cash compensation expenses.

At our Compensation Committee’s first meeting after each of December 31, 2007 and December 31, 2008 (each a “Measurement Date”), which must be no later than two and one-half months after the end of the Measurement Date, our

Compensation Committee will certify whether and to the extent the performance goals have been met on such Measurement Date and will direct the Company to issue the corresponding number of shares of our common stock to the participant. The participant’s eligibility to receive issued shares of our common stock is conditioned on the participant’s continuous employment or other service relationship with the Company through and on the dates of the Compensation Committee certification. Any shares of common stock not earned by the first Compensation Committee meeting in 2009 will not be issued to the participant.

In the event of a change in control of the Company prior to the first Compensation Committee meeting in 2009, immediately prior to the consummation of the change in control, the participant will be issued a number of shares of our common stock equal to the number of target shares, reduced by the number of shares of our common stock previously issued to the participant under the performance share award agreement.

401(k) Plan

We maintain a 401(k) Plan that covers substantially all employees. The 401(k) Plan is an essential part of the retirement package needed to attract and retain our employees.

We match 100% of each participant’s first 4% of voluntary salary contributions up to $225,000 of eligible compensation. Both employer and employee contributions to the 401(k) Plan are fully vested. The 401(k) benefit provided to the named executive officers does not exceed the benefit levels offered to other full-time employees.

Welfare Benefits

In order to attract and retain employees, we provide certain welfare benefit plans to our employees, which include medical and dental insurance benefits. Except for Mr. Wynne, the named executive officers participate in the medical and dental insurance plans under the same terms as our other full-time employees. Mr. Wynne is also a partner in Tatum, LLC and receives his medical and dental insurance benefits through Tatum’s plans. We reimburse Mr. Wynne for a portion of the premiums payable by Mr. Wynne.

We provide one times base salary in life and accidental death and dismemberment insurance for our full-time employees including the named executive officers. The life insurance benefit provided to the named executive officers does not exceed the benefit levels offered to other full-time employees.

We also provide disability insurance to our full-time employees including the named executive officers. Our short-term disability provides up to 60% of base salary income replacement beginning on the employee’s 15th day of disability and continues until the employee is no longer disabled or for a maximum of six continuous months, whichever comes first. Our long-term disability provides up to 60% of base salary income replacement after six months of qualified disability. The short-term and long-term disability benefits provided to the named executive officers do not exceed the benefit levels offered to other full-time employees.

Perquisites and Other Personal Benefits

We provide the named executive officers with perquisites and other personal benefits that our Compensation Committee believes are reasonable and consistent with the overall compensation program. Perquisites include transportation benefits and relocation benefits. Annually, our Compensation Committee reviews the levels of perquisites and other personal benefits provided to named executive officers.

Severance Benefits

We have agreed to provide severance benefits to our named executive officers in the event of, among other things, a change of control. These benefits are designed to promote stability and continuity of senior management. Our Compensation Committee believes that the interests of stockholders will be best served if the interests of senior management are aligned with them. Our Compensation Committee further believes that providing these benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change of control transactions that may be in the best interests of stockholders.

In connection with our previously announced strategic alternative review process, our Compensation Committee reviewed the severance benefits of our senior management. In order to ensure the retention of key executives during this process, we entered into amendments to our employment letters with, among others, Mr. Eng and Mr. Sach. Our Compensation Committee felt that these amendments, which are discussed in greater detail in the section entitled “Executive Compensation—Potential Post Employment Payments” beginning on page 19 of this Form 10-K/A, were reasonable and consistent with our overall compensation program and would help with retention issues.

Further analysis of payments triggered by a change of control is provided beginning on page 19 of this Form 10-K/A.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to our Chief Executive Officer and the four other most highly compensated executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. Our Compensation Committee reviews the potential effect of Section 162(m) periodically and uses its judgment to authorize compensation payments that may be subject to the limit when our Compensation Committee believes such payments are appropriate and in our best interests and the best interest of our stockholders, after taking into consideration changing business conditions and the performance of our employees. Our Compensation Committee believes it is important to maintain cash and equity incentive compensation at the requisite level to attract and retain the executive officers essential to our growth and financial success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation. However, for the 2006 fiscal year, the total amount of compensation paid by the Company (whether in the form of cash payments or upon the exercise or vesting of equity awards) should be fully deductible and not affected by the Section 162(m) limitation.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis report beginning on page 4 of this Amendment No. 1 to our Annual Report on Form 10-K/A with management. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K/A.

The foregoing report has been furnished by the members of the Compensation Committee:

Roger H. Moore, the Compensation Committee Chairman

Robert C. Atkinson

Michael J. Donahue

****

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee members are Mr. Moore (Chairperson), Mr. Atkinson, and Mr. Donahue. We are not aware of any compensation committee interlocks or relationships involving our executive officers or members of our Board of Directors requiring disclosure in this item.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, for the fiscal year ended December 31, 2006, the compensation of the person who served as Chief Executive Officer of the Company, Chief Financial Officer of the Company, each of the two most highly compensated executive officers of the Company, other than the Chief Executive Officer and Chief Financial Officer, whose total compensation exceeded $100,000 for the year ended December 31, 2006, two additional officers who served as our principal financial officer for a period of time in 2006, and one officer for whom disclosure would have been provided but for the fact that such officer was not serving as an executive officer on December 31, 2006.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position (2)	Year	Salary ($)		Bonus ($)(3)	Stock Awards ($) (4)	Option Awards ($) (5)	All Other Compensation ($) (6)	Total ($)
J. Curt Hockemeier President and Chief Executive Officer	2006	$420,000		$157,500	$183,868	$35,731	$9,205	$806,304

John B. Wynne, Jr. Chief Financial Officer	2006	$57,291		$25,781	—	$22,331	$97,385	$202,788

Peter P. Sach Chief Information Officer and Senior Vice President of Operations	2006	$275,000		$61,875	$47,625	$50,881	$9,205	$444,586

W. Terrell Wingfield, Jr. General Counsel and Secretary	2006	$67,308		$53,125	—	$27,672	$101	$148,206

Chi K. Eng Senior Vice President of Intellectual Property	2006	$200,000		$39,375	$36,431	$34,001	$7,880	$317,687

Peter F. Pastorelle Vice President Finance	2006	$158,000	(7)	$20,000	$19,649	$11,424	$7,442	$216,515

John J. Roberts Former Chief Financial Officer	2006	$131,564		—	$58,208	$8,880	$5,466	$204,118

(1)	We do not maintain any non-equity incentive plans, pension plans, or non-qualified deferred compensation plans.
(2)	Mr. Wynne joined the Company in October 2006 and his base salary for 2006 was $275,000. Mr. Wingfield joined the Company in September 2006 and his base salary for 2006 was $250,000. Mr. Eng served as our General Counsel from October 2002 until September 2006 and our Secretary from November 2001 until September 2006. Mr. Pastorelle served as our Chief Accounting Officer from May 2006 until October 2006. Mr. Roberts served as our Chief Financial Officer from April 2004 until his resignation in June 2006.
(3)	Bonus payments include discretionary awards to Messrs. Hockemeier, Sach, Eng, and Pastorelle discussed in the Compensation Discussion and Analysis earlier in this item. Bonus payments were accrued in the year indicated and paid in the succeeding fiscal year. Thus, the 2006 bonus was paid in fiscal 2007. Each of Messrs. Wynne and Wingfield received a pro rated 2006 bonus of $25,781 and $28,125, respectively, which was paid in fiscal 2007. In addition, Mr. Wingfield received a one-time signing bonus of $25,000.
(4)	Amount listed reflects the dollar amount recognized for financial statement reporting purposes in 2006 in accordance with SFAS No. 123R of restricted stock and restricted stock unit awards, and thus includes amounts from awards granted in and prior to 2006. Information related to the financial reporting of restricted stock and restricted stock units are presented in Footnote 9 to the Consolidated Financial Statements presented in our Original Filing.
(5)	Amount listed reflects the dollar amount recognized for financial statement reporting purposes in 2006 in accordance with SFAS No. 123R on stock option awards and thus includes amounts from awards granted in and prior to 2006. Information related to the financial reporting of stock options are presented in Footnote 9 to the Consolidated Financial Statements presented in our Original Filing.

(6)	The table below shows the components of this column, which include Arbinet’s match for each individual’s 401(k) Plan contributions, imputed income related to life insurance benefits, and reimbursement of commuting expenses for Mr. Wynne.

Name	401(k) Match	Life Insurance	Reimbursement of Commuting Expenses (a)	Total “All Other Compensation”
J. Curt Hockemeier	$8,800	$405	—	$9,205
John B. Wynne, Jr.	—	$169	$4,111	$97,385	(b)
Peter P. Sach	$8,800	$405	—	$9,205
W. Terrell Wingfield, Jr.	—	$101	—	$101
Chi K. Eng	$7,556	$324	—	$7,880
Peter F. Pastorelle	$7,176	$246	—	$7,442
John J. Roberts	$5,263	$203	—	$5,466

(a)	The amount shown in this column represents $4,111 received by Mr. Wynne for commuting expenses in lieu of a relocation package. Mr. Wynne’s reimbursement for commuting expenses cannot exceed more than $2,000 per month.
(b)	In addition to the items noted in the table above, the amount shown in this column includes $90,000 received by Mr. Wynne for his work as a consultant to the Company from July 2006 until his appointment as Chief Financial Officer in October 2006. In addition, Mr. Wynne is a partner in Tatum, LLC and participates in Tatum’s medical and dental insurance plans. We reimburse Mr. Wynne for a portion of the premium that he pays in connection with the Tatum plans. In 2006, this amounted to $3,105.

(7)	From January 1, 2006 to March 31, 2006, Mr. Pastorelle’s base salary was $152,000. From April 1, 2006 to December 31, 2006, Mr. Pastorelle’s base salary was $160,000. As a result, Mr. Pastorelle was paid $158,000 for fiscal 2006.

Grants of Plan-Based Awards

The following table contains information concerning grants of plan based awards under the Company’s cash and equity incentive plans to the named executive officers during the year ended December 31, 2006.

GRANTS OF PLAN –BASED AWARDS (1)

Name	Date of Approval by the Compensation Committee or Board of Directors Approval		Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)		All Other Option Awards: Number of Securities Underlying Options (#) (3)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Award ($) (4)
				Threshold (#)	Target (#)	Maximum (#)
J. Curt Hockemeier	—		11/16/2006	89,360	111,700	218,166	—		—		—	N/A
J. Curt Hockemeier	—		11/16/2006	—	—	—	—		150,000	(5)	$5.51	$2.63
John B. Wynne, Jr.	10/17/2006	(6)	10/18/2006	28,000	35,000	68,362	—		—		—	N/A
John B. Wynne, Jr.	—		10/17/2006	—	—	—	—		175,000	(7)	$5.10	$2.45
Peter P. Sach	—		8/18/2006	20,800	26,000	50,782	—		—		—	N/A
Peter P. Sach	—		8/18/2006	—	—	—	—		65,000	(8)	$4.65	$2.27
W. Terrell Wingfield, Jr.	8/23/2006	(9)	9/25/2006	28,000	35,000	68,362	—		—		—	N/A
W. Terrell Wingfield, Jr.	8/23/2006	(10)	9/30/2006	—	—	—	—		175,000	(10)	$5.22	$2.53
Chi K. Eng	—		8/18/2006	17,600	22,000	42,970	—		—		—	N/A
Chi K. Eng	—		8/18/2006	—	—	—	—		50,000	(11)	$4.65	$2.27
Peter F. Pastorelle	—		7/26/2006	—	—	—	10,000	(12)	—		—	$4.47
Peter F. Pastorelle	—		8/23/2006	—	—	—	—		40,800	(13)	$4.72	$2.08

(1)	We do not maintain any non-equity incentive plans that are required to be disclosed in this table.
(2)	The amounts shown reflect grants of performance shares under our 2004 Stock Incentive Plan, as amended (the “2004 Plan”). Each grant represents the right to receive one share of our common stock for each vested performance share. The amount of performance shares that vest will be determined at the first meeting of the Compensation Committee after each of December 31, 2007 and December 31, 2008 based on the attainment of two corporate performance goals: compound annual revenue growth and compound annual growth in EBITDA margin. The amounts shown in the “Threshold” column represents the amounts of performance shares that will vest under each grant if both the threshold compound annual revenue growth and compound annual growth in EBITDA margin targets are met. The amounts shown in the “Target” column represents the amount of performance shares that will vest under each grant if both the target compound annual revenue growth and compound annual growth in EBITDA margin targets are met. The amounts shown in the “Maximum” column represents the maximum amount of performance shares that will vest under each grant if both the maximum compound annual revenue growth and compound annual growth in EBITDA margin targets are met. None of the named executive officers earned any performance shares in 2006. Unless otherwise indicated herein, the grant date represents the date that the terms of the performance share awards were approved by the Compensation Committee or Board of Directors, as the case may be. For more information on the terms of these grants, please see the discussion under Compensation Discussion & Analysis—Long-term Incentive Compensation—Performance Share Awards,” earlier in this item.
(3)	Stock options and restricted stock granted under the 2004 Plan. Assuming that, in connection with a change of control, the award is not assumed or replaced in accordance with the terms of the option or restricted stock award agreement, 100% of the option grant or restricted stock award will fully vest.

(4)	The amounts included in this column represent the full grant date fair value of the awards computed in accordance with SFAS No. 123R. Information related to the financial reporting of stock options and restricted stock are presented in Footnote 9 to the Consolidated Financial Statements presented in our Original Filing.
(5)	The Board of Directors voted on November 16, 2006 to grant a stock option to acquire 150,000 shares to Mr. Hockemeier. 25% of the shares vest on February 28, 2007, with the remaining 75% of the shares vesting monthly in equal installments over a three year period, beginning on March 31, 2007.
(6)	The Board of Directors voted on October 17, 2006 to grant a performance share award to Mr. Wynne, effective as of the date of his hire.
(7)	The Board of Directors voted on October 17, 2006 to grant a stock option to acquire 175,000 shares to Mr. Wynne. The shares vest monthly in equal installments over a four year period, beginning on November 30, 2006.
(8)	The Compensation Committee voted on August 18, 2006 to grant a stock option to acquire 65,000 shares to Mr. Sach. 6,770 of the shares vested on August 18, 2006 and the remaining shares vest monthly in equal installments over a three year, seven month period.
(9)	The Compensation Committee voted on August 23, 2006 to grant a performance share award to Mr. Wingfield, effective as of the date of his hire.
(10)	The Compensation Committee voted on August 23, 2006 to grant a stock option to acquire 175,000 shares to Mr. Wingfield, effective as of the last business day of the quarter. The shares vest monthly in equal installments over a four year period, beginning on October 31, 2006.
(11)	The Compensation Committee voted on August 18, 2006 to grant a stock option to acquire 50,000 shares to Mr. Eng. 5,208 of the shares vested on August 18, 2006 and the remaining shares vest monthly in equal installments over a three year, seven month period.
(12)	The Compensation Committee voted on July 26, 2006 to grant 10,000 shares of restricted stock to Mr. Pastorelle, with restrictions lapsing one-third on July 1, 2007, one-third on July 31, 2008 and one-third on July 1, 2009. The Board of Directors ratified such grant on August 2, 2006.
(13)	The Compensation Committee voted on August 18, 2006 to grant a stock option to acquire 40,800 shares to Mr. Pastorelle. 25% of the shares vest on August 23, 2007, with the remaining 75% of the shares vesting monthly in equal installments over a three year period, beginning on September 30, 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the named executive officers concerning unexercised stock option awards and unvested stock awards as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
J. Curt Hockemeier	912		—		—	$0.16	5/31/2012	—		—	—		—
	20,221		—		—	$0.16	8/19/2012	—		—	—		—
	4,167		1,563	(2)	—	$0.16	2/28/2013	—		—	—		—
	17,089		6,348	(3)	—	$8.32	1/8/2014	—		—	—		—
	150,000	(4)	—		—	$25.15	2/22/2015	—		—	—		—
	50,000	(4)	—		—	$25.15	2/22/2015	—		—	—		—
	—		150,000	(5)	—	$5.51	11/15/2016	—		—	—		—
	—		—		—	—	—	44,446	(6)	244,009	—		—
	—		—		—	—	—	23,437	(7)	128,669	—		—
	—		—		—	—	—	—		—	218,166	(8)	$490,586	(9)

John B. Wynne, Jr.	7,291		167,709	(10)	—	$5.10	10/16/2016	—		—	—		—
	—		—		—	—	—	—		—	68,362	(8)	$153,720	(11)

Peter P. Sach	145,111		—		—	$0.16	8/3/2011	—		—	—		—
	62		—		—	$0.16	6/14/2012	—		—	—		—
	24,494		3,500	(12)	—	$1.82	6/1/2013	—		—	—		—
	6,803		2,528	(13)	—	$8.32	1/8/2014	—		—	—		—
	20,132	(4)	—		—	$15.04	11/10/2014	—		—	—		—
	40,000	(4)	—		—	$25.15	2/22/2015	—		—	—		—
	12,187		52,183	(14)	—	$4.65	8/17/2016	—		—	—		—
	—		—		—	—	—	15,000	(15)	82,350	—		—
	—		—		—	—	—	—		—	50,782	(8)	$114,192	(16)

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Terrell Wingfield, Jr.	10,937		164,063	(17)	—	$5.22	9/29/2016	—		—	—		—
	—		—		—	—	—	—		—	68,362	(8)	$153,720	(18)

Chi K. Eng	3,750		—		—	$2.03	3/1/2009	—		—	—		—
	1,041		—		—	$0.16	8/3/2011	—		—	—		—
	2,604		—		—	$0.16	8/3/2011	—		—	—		—
	209		—		—	$0.16	8/3/2011	—		—	—		—
	521		—		—	$0.16	8/3/2011	—		—	—		—
	28,125		—		—	$0.16	6/14/2012	—		—	—		—
	62		—		—	$0.16	6/14/2012	—		—	—		—
	2,494		927	(19)	—	$8.32	1/8/2014	—		—	—		—
	25,000	(4)	—		—	$15.04	11/10/2014	—		—	—		—
	12,500	(4)	—		—	$25.15	2/22/2015	—		—	—		—
	9,374		40,626	(20)	—	$4.65	8/17/2016	—		—	—		—
	—		—		—	—	—	10,000	(21)	54,900	—		—
	—		—		—	—	—	2,566	(22)	14,087	—		—
	—		—		—	—	—	—		—	42,970	(8)	$96,624	(23)

Peter F. Pastorelle	7,187		—		—	$0.16	8/3/2011	—		—	—		—
	9,375		—		—	$0.16	6/14/2012	—		—	—		—
	62		—		—	$0.16	6/14/2012	—		—	—		—
	6,521		932	(24)	—	$1.82	6/30/2013	—		—	—		—
	1,811		673	(25)	—	$8.32	1/8/2014	—		—	—		—
	9,062	(4)	—		—	$15.04	11/10/2014	—		—	—		—
	10,000	(4)	—		—	$25.15	2/22/2015	—		—	—		—
	—		40,800	(26)	—	$4.72	8/22/2016	—		—	—		—
	—		—		—	—	—	4,233	(27)	23,239	—		—
	—		—		—	—	—	10,000	(28)	54,900	—		—

(1)	Based upon the fair market value of $5.49 of our common stock on December 29, 2006, the last trading day of the fiscal year.
(2)	The shares vest monthly in 48 equal installments over a four year period, with the first installment vesting on March 31, 2003.
(3)	The shares vest monthly in 48 equal installments over a four year period, with the first installment vesting on February 28, 2004.
(4)	On August 25, 2005, our Board of Directors approved the accelerated vesting of all unvested employee stock options issued under our 2004 Plan having an exercise price in excess of $10 and, therefore, these shares were fully vested at such time. Based on the closing price of $6.35 on August 24, 2005, none of these options had intrinsic economic value at the time.

(5)	25% of the shares vest on February 28, 2007, with the remaining 75% of the shares vesting monthly in 36 equal installments over a three year period, with the first installment vesting on March 31, 2007.
(6)	The restrictions lapse yearly in three equal installments over a three year period, with the first installment vesting on August 25, 2006.
(7)	The restrictions lapse yearly in four equal installments over a four year period, with the first installment vesting on June 30, 2004.
(8)	The amount of performance shares that vest will be determined at the first meeting of the Compensation Committee after each of December 31, 2007 and December 31, 2008 based on the attainment of performance goals of the Company. For more information see the section entitled “—Grants of Plan Based Awards” and the discussion under “Compensation Discussion & Analysis—Long-term Incentive Compensation—Performance Share Awards,” earlier in this item.
(9)	Value is calculated upon 89,360 performance shares vesting based upon on achieving the threshold performance goals and is based on the closing price of $5.49 of our common stock on December 29, 2006, the last trading day of the fiscal year.
(10)	The shares vest monthly in 48 equal installments over a four year period, with the first installment vesting on November 30, 2006.
(11)	Value is calculated upon 28,000 performance shares vesting based upon on achieving the threshold performance goals and is based on the closing price of $5.49 of our common stock on December 29, 2006, the last trading day of the fiscal year.
(12)	25% of the shares vested on June 1, 2004, with the remaining 75% of shares vesting monthly over a three year period, with the first installment vesting on June 30, 2004.
(13)	The options vest monthly in 48 equal installments over a four year period, with the first installment vesting on February 28, 2004.
(14)	6,770 of the shares vested on August 18, 2006 and the remaining shares vest monthly in 43 equal installments over a three year, seven month period, with the first installment vesting on September 30, 2006.
(15)	The restrictions lapse yearly in three equal installments over a three year period, with the first installment vesting on August 25, 2006.
(16)	Value is calculated upon 20,800 performance shares vesting based upon on achieving the threshold performance goals and is based on the closing price of $5.49 of our common stock on December 29, 2006, the last trading day of the fiscal year.
(17)	The shares vest monthly in 48 equal installments over a four year period, with the first installment vesting on October 31, 2006.
(18)	Value is calculated upon 28,000 performance shares vesting based upon on achieving the threshold performance goals and is based on the closing price of $5.49 of our common stock on December 29, 2006, the last trading day of the fiscal year.
(19)	25% of the shares vested on January 8, 2005, with the remaining 75% of the shares vesting monthly over a three year period, with the first installment vesting on February 8, 2005.
(20)	5,208 of the shares vested on August 18, 2006 and the remaining shares vest monthly in 43 equal installments over a three year, seven month period, with the first installment vesting on September 30, 2006.
(21)	The restrictions lapse yearly in four equal installments over a four year period, with the first installment vesting on June 30, 2004.

(22)	The restrictions lapse yearly in three equal installments over a three year period, with the first installment vesting on August 25, 2006.
(23)	Value is calculated upon 17,600 performance shares vesting based upon on achieving the threshold performance goals and is based on the closing price of $5.49 of our common stock on December 29, 2006, the last trading day of the fiscal year.
(24)	25% of the shares vested on June 30, 2004, with the remaining 75% of shares vesting monthly over a three year period, with the first installment vesting on July 31, 2004.
(25)	25% of the shares vested on January 8, 2005, with the remaining 75% of shares vesting monthly over a three year period, with the first installment vesting on February 8, 2005.
(26)	25% of the shares vest on August 23, 2007, with the remaining 75% of the shares vesting over a three year period, with the first installment vesting on September 30, 2007
(27)	The restrictions lapse yearly in three equal installments over a three year period, with the first installment vesting on August 25, 2006.
(28)	Restrictions lapse one-third on July 1, 2007, one-third on July 31, 2008 and one-third on July 1, 2009.

Option Exercises and Stock Vested

The following table sets forth information with respect to the named executive officers concerning the exercise of stock options and the vesting of stock awards during the year ended December 31, 2006.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (2)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($) (3)
J. Curt Hockemeier	62	$389	—		—
	20,507	$128,579	—		—
	18,750	$117,563	—		—
	19,270	$154,353	—		—
	217,373	$1,741,158	—		—
	456	$3,653	—		—
	5,055	$42,664	—		—
	—	—	22,224	(4)	$107,786

Peter P. Sach	—	—	7,500	(4)	$36,375

Chi K. Eng	—	—	5,000	(4)	$24,250

Peter F. Pastorelle	—	—	2,117	(4)	$10,267

(1)	Amounts shown represent aggregate number of shares acquired upon option exercise.
(2)	Amounts reflect the difference between the exercise price of the option and the market price at the time of exercise.
(3)	Amounts reflect the market value of the stock on the day the stock vested.
(4)	Includes 7,872, 2,657, 1,772, and 750, respectively, restricted stock shares withheld by us at the election of Messrs. Hockemeier, Sach, Eng, and Pastorelle to pay the minimum withholding tax due upon vesting of restricted stock in 2006.

Potential Post-Employment Payments

The named executive officers are entitled to certain compensation in the event of termination of their employment. This section is intended to discuss these post-employment payments, assuming separation from employment on December 31, 2006 on the terms currently in effect between the named executive officers and us.

We have employment letters with Messrs. Hockemeier, Wynne, Sach, Wingfield, Eng and Pastorelle (as amended, each an “Employment Letter” and collectively, the “Employment Letters”). Pursuant to the Employment Letters, each officer will devote his full business time, interest and efforts to the performance of his obligations with the Company.

On March 16, 2007, we amended the Employment Letters with each of Messrs. Sach and Eng. The amendment to Mr. Sach’s Employment Letter provided that Mr. Sach would be entitled to severance in an amount equal to one year salary and benefits (as discussed in more detail below) if he terminates his employment for Good Reason (as defined in his Employment Letter) within six months of a Change of Control (as defined in his Employment Letter). The amendment to Mr. Eng’s Employment Letter provided that Mr. Eng would be entitled to severance in an amount equal to one year salary and benefits (as discussed in more detail below) if either (1) we terminate his employment without cause, or (2) if he terminates his employment for Good Reason (as defined in his Employment Letter) within six months of a Change of Control (as defined in his Employment Letter). Therefore, all of the information and discussion regarding the post-employment payments that Messrs. Sach and Eng are entitled to, assuming separation from employment on December 31, 2006, are based on the terms of their respective Employment Letters, as amended on March 16, 2007.

The Employment Letters with each of Messrs. Hockemeier, Wynne, Sach, Wingfield, Eng, and Pastorelle provide that their employment is “at will.” The employment of each of Messrs. Hockemeier, Wynne, Sach, Wingfield, and Pastorelle may be terminated by either party at any time for any reason or no reason with 60 days prior written notice. The employment of Mr. Eng may be terminated by either us or Mr. Eng at any time for any reason or no reason without prior notice.

Severance Benefits

The Employment Letters with each of Messrs. Hockemeier, Wynne, and Wingfield provide that if we terminate the officer’s employment without cause (as defined in the Employment Letters) or if the officer terminates his employment for Good Reason (as defined in the Employment Letters), we are required to make the following payments to the officer:

•	a severance payment equal to his one year base salary at the rate in effect on the date of termination,

•	reimbursement for certain COBRA payments for a period of one year following the date of termination,

•	an amount equal to potential employer contributions to our retirement plan for one year, and

•	his accrued and unpaid salary and vacation time as of the date of termination.

The total amounts paid to the officers under the second and third bullet point cannot be more than $25,000.

Mr. Wingfield’s Employment Letter also provides that if we terminate him without cause during the first three years of his employment, we will pay the broker’s commission to sell his home in New Jersey and his documented moving expenses for him to relocate to Virginia or other destination of similar distance, up to $150,000. As of the date of this Form 10-K/A, Mr. Wingfield has not relocated to New Jersey and, as such, this provision would not be triggered if we terminated his employment without cause on December 31, 2006.

The Employment Letters with each of Messrs. Sach and Eng provide that if we terminate the officer’s employment without cause (as defined in the Employment Letters) or if the officer terminates his employment for Good Reason (as defined in the Employment Letters) within six months of a Change of Control (as defined in the Employment Letters), we are required to make the following payments to the officer:

•	a severance payment equal to his one year base salary at the rate in effect on the date of termination,

•	reimbursement for certain COBRA payments for a period of one year following the date of termination,

•	an amount equal to potential employer contributions to our retirement plan for one year, and

•	his accrued and unpaid salary and vacation time as of the date of termination.

The total amounts paid to the officers under the second and third bullet point cannot be more than $25,000.

Mr. Pastorelle’s Employment Letter provides that if we terminate his employment without cause we are required to make the following payments to Mr. Pastorelle:

•	a severance payment equal to six months base salary at the rate in effect on the date of termination,

•	reimbursement for certain COBRA payments for a period of six months following the date of termination,

•	an amount equal to potential employer contributions to our retirement plan for six months, and

•	his accrued and unpaid salary and vacation time as of the date of termination.

The total amounts paid to Mr. Pastorelle under the second and third bullet point cannot be more than $25,000.

Treatment of Stock Options, Restricted Stock Awards, and Restricted Stock Units

Under Mr. Hockemeier’s Employment Letter, if there is a Change of Control (as defined in his Employment Letter), all of his unvested stock options will vest and all repurchase rights on his restricted stock will expire upon the Change of Control. In addition, if Mr. Hockemeier is terminated without cause or for Good Reason before a Change of Control, 16/48th of his unvested options will vest and 16/48th of the restrictions on his restricted stock will lapse and he has six months to exercise all unvested stock options following his termination (as compared to our other employees, who generally only have three months to exercise all vested stock options following termination).

Under Mr. Sach’s Employment Letter, if Mr. Sach’s employment is terminated without cause in the twelve-month period following a change of control, then any unvested stock options will vest.

In addition, in the stock option agreements and restricted stock purchase agreement in 2006, as applicable, for each of Messrs. Hockemeier, Wynne, Sach, Wingfield, Eng, and Pastorelle, as well as in Messrs. Wynne’s, Wingfield’s, and Pastorelle’s Employment Letters, such agreements provide as follows: In connection with a change of control (as defined in the respective agreements), if the grant is assumed or replaced in accordance with the terms of the stock option agreement or restricted stock purchase agreement, as the case may be,

•

50% of the grant will vest upon the change of control, with the remaining unvested portion vesting monthly and equally over the remaining portion of the vesting term, provided that the officer is employed by the Company or a subsidiary or is associated with the Company or subsidiary as a director or consultant on the applicable vesting dates, and

•

if at any time during the twelve-month period following the change of control, the Company terminates the officer for any reason other than for cause (as defined in the respective agreements), then the grant will fully vest.

If the grant is not assumed or replaced in accordance with the terms of the stock option agreement or the restricted stock purchase agreement, as the case may be, 100% of the grant will vest upon change of control.

In addition to the provisions in the Employment Letters and stock option and restricted stock purchase agreements discussed above, certain of the named executive officers’ other option agreements, restricted stock purchase agreements, and restricted stock unit agreements, as the case may be, contain additional acceleration provisions triggered by a Change of Control, as defined in those agreements, and quantified in the table below.

Treatment of Performance Share Awards

We have entered into performance share agreements with Messrs. Hockemeier, Wynne, Sach, Wingfield, and Eng (collectively, the “Performance Share Agreements”). The Performance Share Agreements provide the officer with the opportunity to earn shares of our common stock upon the attainment of performance goals established by our Compensation Committee. If an officer is terminated by us or on a voluntary basis for any reason prior to the attainment of his goals (as certified by our Compensation Committee), the officer will not receive any common stock.

If there is a Change in Control (as defined in the Performance Share Agreements) prior to the first Compensation Committee in 2009, the officer will receive the number of shares equal to his Target Shares (as defined in the Performance Share Agreements) reduced by the number of shares of our common stock previously issued to the officer under his Performance Share Agreement.

Additional Provisions

The Employment Letters also contain provisions that generally prevent the officers from competing with us, attempting to hire our employees, or soliciting any of our customers during the term of his employment and for the following periods of time following termination:

•	for two years after Mr. Hockemeier is terminated for cause or Good Reason, and for one year after if he is terminated for any other reason,

•	for one year after Messrs. Wynne, Wingfield, and Sach are terminated,

•	for six months after Mr. Pastorelle is terminated, and

•	for the non-competition provisions for Mr. Eng, for six months after he is terminated, and for the non-solicitation provisions for Mr. Eng, for one year after he is terminated.

Potential Post-Employment Payments Table

The following table outlines the post-employment payments that would be made to the named executive officers, assuming separation from the Company on December 31, 2006(1):

Payments and Benefits	Voluntary or For Cause Termination, Death or Disability	Involuntary Termination without Cause before a Change of Control		By Executive for Good Reason before a Change of Control		Involuntary Termination without Cause after a Change of Control		By Executive for Good Reason after a Change of Control
J. Curt Hockemeier
Severance	$0	$420,000	(2)	$420,000	(2)	$420,009	(2)	$420,000	(2)
Accelerated Vesting of Stock Awards	$0	$44,670	(3)	$44,670	(3)	$381,009	(4)	$312,510	(5)
Performance Shares	$0	$0		$0		$613,233	(6)	$613,233	(6)
Other Benefits	$0	$25,000	(7)	$25,000	(7)	$25,000	(7)	$25,000	(7)

John B. Wynne, Jr.
Severance	$0	$275,000	(2)	$275,000	(2)	$275,000	(2)	$275,000	(2)
Accelerated Vesting of Stock Awards	$0	$0		$0		$65,407	(8)	$65,407	(9)
Treatment of Performance Shares	$0	$0		$0		$192,150	(10)	$192,150	(10)
Other Benefits	$0	$25,000	(7)	$25,000	(7)	$25,000	(7)	$25,000	(7)

Peter P. Sach
Severance	$0	$275,000	(2)	$0		$275,000	(2)	$275,000	(2)
Accelerated Vesting of Stock Awards	$0	$0		$0		$126,713	(11)	$126,713	(12)
Treatment of Performance Shares	$0	$0		$0		$142,740	(13)	$142,740	(13)
Other Benefits	$0	$25,000	(7)	$25,000	(7)	$25,000	(7)	$25,000	(7)

W. Terrell Wingfield, Jr.
Severance	$0	$250,000	(2)	$250,000	(2)	$250,000	(2)	$250,000	(2)
Accelerated Vesting of Stock Awards	$0	$0		$0		$44,297	(14)	$44,297	(15)
Treatment of Performance Shares	$0	$0		$0		$192,150	(10)	$192,150	(10)
Other Benefits	$0	$25,000	(7)	$25,000	(7)	$25,000	(7)	$25,000	(7)

Chi K. Eng
Severance	$0	$200,000	(2)	$0		$200,000	(2)	$200,000	(2)
Accelerated Vesting of Stock Awards	$0	$0		$0		$103,113	(16)	$96,070	(17)
Treatment of Performance Shares	$0	$0		$0		$120,780	(18)	$120,780	(18)
Other Benefits	$0	$25,000	(7)	$25,000	(7)	$25,000	(7)	$25,000	(7)

Peter F. Pastorelle
Severance	$0	$80,000	(19)	$0		$80,000	(19)	$0
Accelerated Vesting of Stock Awards	$0	$0		$0		$109,555	(20)	$109,555	(21)
Treatment of Performance Shares	N/A	N/A		N/A		N/A		N/A
Other Benefits	$0	$25,000	(22)	$0		$25,000	(22)	$0

(1)	Calculations reflect terms provided for in the amended Employment Letters for Messrs. Sach, and Eng, effective as of March 16, 2007.
(2)	Executive is entitled to one times his base salary in effect on the date of termination.
(3)	Prior to a change of control, upon termination of Mr. Hockemeier’s employment by the Company without cause, or by Mr. Hockemeier for Good Reason, 16/48th of his unvested options will vest and 16/48th of the restrictions on his restricted stock will lapse. As a result, Mr. Hockemeier would be entitled to an incremental value of (a) $2,777, attributable to gains realized for the acceleration of his unvested stock option grants as of December 31, 2006, and (b) $42,893, attributable to gains realized for the acceleration of his unvested restricted stock awards as of December 31, 2006. All values have been calculated using the closing price of $5.49 on December 29, 2006, the last trading day of the fiscal year.

(4)	Upon Mr. Hockemeier’s termination without cause in connection with a change of control, his unvested stock options will fully vest. As a result, Mr. Hockemeier would be entitled to an incremental value of $8,331, attributable to gains realized for the acceleration of his unvested stock option grants as of December 31, 2006. Also upon Mr. Hockemeier’s termination without cause in connection with a change of control, his unvested restricted stock awards will fully vest, resulting in an incremental value of $128,669, attributable to gains realized for the acceleration of his unvested restricted stock awards as of December 31, 2006. Finally, upon Mr. Hockemeier’s termination without cause in connection with a change of control, his unvested restricted stock units will fully vest, resulting in an incremental value of $244,009, attributable to gains realized for the acceleration of his unvested restricted stock units as of December 31, 2006. All values have been calculated using the closing price of $5.49 on December 29, 2006, the last trading day of the fiscal year.
(5)	Upon a change of control, assuming that the successor company does not assume or replace Mr. Hockemeier’s equity grants, his unvested stock options from 2006 and his restricted stock units will fully vest. In addition, upon a change of control, 50% of his unvested stock options from 2004 and 2003 as well as his restricted stock will vest. This will result in (a) an incremental value of $4,166 attributable to gains realized for the acceleration of his unvested stock option grants as of December 31, 2006, (b) an incremental value of $244,009, attributable to gains realized for the acceleration of his unvested restricted stock units as of December 31, 2006, and (c) an incremental value of $64,335, attributable to gains realized for the acceleration of his unvested restricted stock as of December 31, 2006. All values have been calculated using the closing price of $5.49 on December 29, 2006, the last trading day of the fiscal year.
(6)	Upon a change in control, Mr. Hockemeier will receive 111,700 performance shares. At the closing price of $5.49 on December 29, 2006, the last trading day of the fiscal year, the value of these shares would be $613,233.
(7)	This represents amounts for reimbursement for certain COBRA payments for a period of one year following the date of termination, and amounts for potential employer contributions to our retirement plan for one year following the date of termination. Pursuant to the terms of the Employment Letters for each of Messrs. Hockemeier, Wynne, Sach, Wingfield, and Eng, the total of these two benefits cannot exceed $25,000.
(8)	Upon Mr. Wynne’s termination without cause in connection with a change of control, his unvested stock options will fully vest. As a result, Mr. Wynne would be entitled to an incremental value of $65,407, attributable to gains realized for the acceleration of the unvested stock option grants as of December 31, 2006, using the closing stock price of $5.49 on December 29, 2006, the last trading day of the fiscal year.
(9)	Upon a change of control, assuming that the successor company does not assume or replace Mr. Wynne’s equity grants, his unvested stock options will fully vest. As a result, Mr. Wynne would be entitled to an incremental value of $65,407, attributable to gains realized for the acceleration of the unvested stock option grants as of December 31, 2006, using the closing stock price of $5.49 on December 29, 2006, the last trading day of the fiscal year.
(10)	Upon a change in control, each of Mr. Wynne and Mr. Wingfield will receive 35,000 performance shares. At the closing price of $5.49 on December 29, 2006, the last trading day of the fiscal year, the value of these shares would be $192,150.
(11)	Upon Mr. Sach’s termination without cause in connection with a change of control, his unvested stock options (except for any option grants in 2003) will fully vest. As a result, Mr. Sach would be entitled to an incremental value of $44,363, attributable to gains realized for the acceleration of his unvested stock option grants as of December 31, 2006. Upon Mr. Sach’s termination without cause in connection with a change of control, his unvested restricted stock units will fully vest, resulting in an incremental value of $82,350, attributable to gains realized for the acceleration of his unvested restricted stock units as of December 31, 2006. All values have been calculated using the closing price of $5.49 on December 29, 2006, the last trading day of the fiscal year.
(12)	Upon a change of control, assuming that the successor company does not assume or replace Mr. Sach’s equity grants, his unvested stock options from 2006 and restricted stock units will fully vest. In addition, upon a change of control, 50% of his unvested stock options from 2004 will vest. This will result in an incremental value of $44,363, attributable to gains realized for the acceleration of his unvested stock option grants as of December 31, 2006 and an incremental value of $82,350, attributable to gains realized for the acceleration of his unvested restricted stock units as of December 31, 2006. All values have been calculated using the closing price of $5.49 on December 29, 2006, the last trading day of the fiscal year.

(13)	Upon a change in control, Mr. Sach will receive 26,000 performance shares. At the closing price of $5.49 on December 29, 2006, the last trading day of the fiscal year, the value of these shares would be $142,740.
(14)	Upon Mr. Wingfield’s termination without cause in connection with a change of control, his unvested stock options will fully vest. As a result, Mr. Wingfield would be entitled to an incremental value of $44,297, attributable to gains realized for the acceleration of the unvested stock option grants as of December 31, 2006, using the closing stock price of $5.49 on December 29, 2006, the last trading day of the fiscal year.
(15)	Upon a change of control, assuming that the successor company does not assume or replace Mr. Wingfield’s equity grants, his unvested stock options will fully vest. As a result, Mr. Wingfield would be entitled to an incremental value of $44,297, attributable to gains realized for the acceleration of the unvested stock option grants as of December 31, 2006, using the closing stock price of $5.49 on December 29, 2006, the last trading day of the fiscal year.
(16)	Upon Mr. Eng’s termination without cause in connection with a change of control, his unvested stock options from 2006 will fully vest. As a result, Mr. Eng would be entitled to an incremental value of $34,126, attributable to gains realized for the acceleration of his unvested stock option grants as of December 31, 2006. Also upon Mr. Eng’s termination without cause in connection with a change of control, his unvested restricted stock awards will fully vest, resulting in an incremental value of $14,087, attributable to gains realized for the acceleration of his unvested restricted stock awards as of December 31, 2006. Finally, upon Mr. Eng’s termination without cause in connection with a change of control, his unvested restricted stock units will fully vest, resulting in an incremental value of $54,900, attributable to gains realized for the acceleration of his unvested restricted stock units as of December 31, 2006. All values have been calculated using the closing price of $5.49 on December 29, 2006, the last trading day of the fiscal year.
(17)	Upon a change of control, assuming that the successor company does not assume or replace Mr. Eng’s equity grants, his unvested stock options from 2006 and his restricted stock units will fully vest. As a result, Mr. Eng would be entitled to an incremental value of $34,126, attributable to gains realized for the acceleration of his unvested stock option grants as of December 31, 2006 and an incremental value of $54,900, attributable to gains realized for the acceleration of his unvested restricted stock units as of December 31, 2006. Also upon a change of control, 50% of his unvested restricted stock awards will vest, resulting in an incremental value of $7,044, attributable to gains realized for the acceleration of his unvested restricted stock awards as of December 31, 2006. All values have been calculated using the closing price of $5.49 on December 29, 2006, the last trading day of the fiscal year.
(18)	Upon a change in control, Mr. Eng will receive 22,000 performance shares. At the closing price of $5.49 on December 29, 2006, the last trading day of the fiscal year, the value of these shares would be $120,780.
(19)	Mr. Pastorelle is entitled to six months base salary in effect on the date of termination.
(20)	Upon Mr. Pastorelle’s termination without cause in connection with a change of control, his unvested stock options from 2006 will fully vest. As a result, Mr. Pastorelle would be entitled to an incremental value of $34,836, attributable to gains realized for the acceleration of his unvested stock option grants as of December 31, 2006. Also upon Mr. Pastorelle’s termination without cause in connection with a change of control, his unvested restricted stock awards will fully vest, resulting in an incremental value of $54,900, attributable to gains realized for the acceleration of his unvested restricted stock awards as of December 31, 2006. Finally, upon Mr. Pastorelle’s termination without cause in connection with a change of control, his unvested restricted stock units will fully vest, resulting in an incremental value of $23,239, attributable to gains realized for the acceleration of his unvested restricted stock units as of December 31, 2006. All values have been calculated using the closing price of $5.49 on December 29, 2006, the last trading day of the fiscal year.
(21)	Upon a change of control, assuming that the successor company does not assume or replace Mr. Pastorelle’s equity grants, his unvested stock options from 2006, his restricted stock and his restricted stock units will fully vest. As a result, Mr. Pastorelle would be entitled to (a) an incremental value of $34,836 attributable to gains realized for the acceleration of his unvested stock option grants as of December 31, 2006, (b) an incremental value of $54,900, attributable to gains realized for the acceleration of his unvested restricted stock awards as of December 31, 2006, and (c) an incremental value of $23,239, attributable to gains realized for the acceleration of his unvested restricted stock units as of December 31, 2006. All values have been calculated using the closing price of $5.49 on December 29, 2006, the last trading day of the fiscal year.
(22)	This represents amounts for reimbursement for certain COBRA payments for a period of six months following the date of termination, and amounts for potential employer contributions to our retirement plan for six months following the date of termination. Pursuant to the terms of Mr. Pastorelle’s Employment Letters, the total of these two benefits cannot exceed $25,000.

The amounts shown in the above table does not include payments and benefits to the extent they have been earned prior to the termination of employment or are provided on a non-discriminatory basis generally to salaried employees upon termination of employment. This includes accrued salary and vacation pay.

John Roberts

Mr. Roberts resigned from his position as our Chief Financial Officer effective June 16, 2006. In connection with his resignation, we provided Mr. Roberts with his accrued and unpaid salary and vacation time as of the date of termination, which, as of June 16, 2006, equaled $3,230.

DIRECTOR COMPENSATION

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors. In setting director compensation, we consider the role of the directors, amount of time that directors expend in fulfilling their duties, and the expertise required of Board members.

Prior to February 2006, each non-employee member of our Board received directors’ fees as follows: $5,000 annual retainer for each director, $5,000 annual retainer for each committee chair; $1,500 per meeting of our Board attended; $1,000 for each committee meeting attended in person and not held on the day of a Board meeting; and $350 for each committee meeting that is attended by teleconference and not held on the day of a Board meeting. In addition, we reimburse the members of our Board who are not employees for all reasonable expenses incurred in connection with their attendance at directors’ meetings. Directors who are also our employees do not receive compensation for their services as directors.

In February 2006, our Board unanimously approved certain increases to the compensation of the non-employee members of our Board. As a result, in 2006 each non-employee member of our Board, other than Mr. Atkinson, received fees as follows: $20,000 annual retainer for each director; $5,000 annual retainer for each committee chair, however, the chairman of the Audit Committee will receive a $10,000 annual retainer fee and each member of the Audit Committee, other than the chairman, will receive an additional $5,000 annual retainer fee; $2,000 per meeting of our Board attended in person; $350 per each meeting of our Board attended by teleconference; $1,000 for each committee meeting attended in person and not held on the day of a Board meeting; and $350 for each committee meeting that is attended by teleconference and not held on the day of a Board meeting. At the time the increase was approved, Mr. Atkinson declined to receive the increased compensation he otherwise would be entitled to receive under the current compensation policy. Therefore, Mr. Atkinson continues to be paid under the compensation structure in place prior to February 2006 and as discussed above.

On October 23, 2006, we announced that our Board of Directors formed a Special Committee of independent directors to explore a broad range of strategic alternatives to enhance stockholder value. The Special Committee is composed of Messrs. Atkinson, Donahue, Moore, and Ruane each an independent director of Arbinet. Mr. Donahue serves as the Chairman of the Special Committee. As Chairman of the Special Committee, Mr. Donahue received a one-time payment of $35,000. The other members of the Special Committee each received a one-time payment of $25,000.

In November 2004, our Board approved our 2004 Plan pursuant to which each non-employee director will automatically receive an option to purchase 25,000 shares of our common stock upon his or her appointment to our Board. In April 2005, our Board modified the initial grant to new non-employee directors under our 2004 Plan. Each newly elected non-employee director has the choice of receiving: (1) no shares of restricted stock and an option to purchase 25,000 shares; (2) 1,000 shares of restricted stock and an option to purchase 22,000 shares; (3) 2,000 shares of restricted stock and an option to purchase 19,000 shares; or (4) 3,000 shares of restricted stock and an option to purchase 16,000 shares. The options and restricted stock vest during the period of, and subject to, the non-employee director’s continued service as a director.

Prior to February 2006, each non-employee director would automatically receive an annual grant of an option to purchase 10,000 shares of our common stock at each year’s annual meeting after which he or she continues to serve as a director. In February 2006, our Board modified the annual stock grant granted to each non-employee director for continued service on our Board. As modified, each non-employee director receives, at each year’s annual meeting of stockholders: (1) an option to purchase 7,000 shares of our common stock, and (2) 7,000 shares of our restricted common stock. The options and the restricted stock granted to non-employee directors vest as our Board determines, subject to the non-employee director’s continued service as a director.

Director Summary Compensation Table

The table below summarizes the compensation paid to non-employee Directors for the fiscal year ended December 31, 2006. Directors who are employees receive no additional compensation for Board service.

DIRECTOR COMPENSATION (1)

Name (2)	Fees Earned or Paid in Cash ($) (3)	Stock Awards ($) (4)	Option Awards ($) (5)	Total ($)
Robert C. Atkinson	$46,800	$11,990	$17,626	$76,416
Michael J. Donahue	$72,050	$4,142	$34,571	$110,763
Alex Mashinsky	$18,350	$1,253	$5,832	$25,435
Roger H. Moore	$73,700	$13,002	$17,877	$104,579
John B. Penney	$2,500	$230	$2,411	$5,140
Michael J. Ruane	$77,650	$6,332	$11,048	$95,030
William G. Kingsley (6)	—	—	—	—
Deborah D. Rieman, PhD (6)	$23,050	—	—	$23,050
Anthony L. Craig (6)	$55,150	$6,332	$11,048	$72,530

(1)	Mr. Hockemeier, our Chief Executive Officer and President, is not included in this table as he is an employee of the Company and receives no compensation for his services as a director. The compensation received by Mr. Hockemeier as an employee of the Company is shown in the Summary Compensation Table.
(2)	We do not maintain any non-equity incentive plans, pension plans, or non-qualified deferred compensation plans. No directors received any other compensation other than what is listed above.
(3)	Total reflects fees and retainers earned.
(4)	Amount listed reflects the dollar amount recognized for financial statement reporting purposes in 2006 in accordance with SFAS No. 123R of restricted stock awards, and thus includes amounts from awards granted in and prior to 2006. Information related to the financial reporting of restricted stock and restricted stock units are presented in Footnote 9 to the Consolidated Financial Statements presented in our Original Filing.
(5)	Amount listed reflects the dollar amount recognized for financial statement reporting purposes in 2006 in accordance with SFAS No. 123R on stock option awards and thus includes amounts from awards granted in and prior to 2006. Information related to the financial reporting of stock options are presented in Footnote 9 to the Consolidated Financial Statements presented in our Original Filing.
(6)	Mr. Kingsley resigned from our Board of Directors effective April 4, 2006. Dr. Rieman resigned from our Board of Directors effective June 15, 2006. Mr. Craig resigned from our Board of Directors effective March 9, 2007.

The following table sets forth information with respect to the Directors concerning outstanding stock option awards and unvested stock awards as of December 31, 2006.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) (Exerciseable)	Number of Securities Underlying Unexercised Options (#) (Unexerciseable)	Option Exercise Price ($)	Number of Shares or Units of Stock That Have Not Vested (#)		Grant Date Fair Value of Stock and Option Award ($) (1)
Robert C. Atkinson	6/1/2003	—	313	$1.82	—		$0.48
	8/3/2003	—	313	$3.81	—		$1.12
	6/16/2005	16,000	—	$12.00	—		$1.71
	6/16/2005	—	—		1,500		$11.99
	6/15/2006	—	10,000	$5.02	—		$2.54

Michael J. Donahue	1/9/2006	—	25,000	$6.76	—		$3.41
	8/7/2006	—	7,000	$4.32	—		$2.11
	8/7/2006	—	—	—	7,000		$4.26

Alex Mashinsky	8/3/2006	—	19,000	$4.52	—		$2.21
	8/3/2006	—	—	—	2,000		$4.51

Roger H. Moore	8/3/2005	6,666	9,334	$6.68	—		$2.75
	8/3/2005	—	—	—	1,751		$6.67
	6/15/2006	—	7,000	$5.02	—		$2.54
	6/15/2006	—	—	—	7,000		$5.01

John B. Penney	11/16/2006	—	22,000	$5.52	—		$2.63
	11/16/2006	—	—	—	1,000		$5.51

Michael J. Ruane	2/29/2004	—	—	—	859	(2)	—	(2)
	6/16/2005	10,000	—	$12.00	—		$1.71
	6/15/2006	—	7,000	$5.02	—		$2.54
	6/15/2006	—	—	—	7,000		$5.01

Anthony L. Craig	6/16/2005	10,000	—	$12.00	—		$1.71

(1)	The amounts included in this column represent the full grant date fair value of the awards computed in accordance with SFAS No. 123R. Information related to the financial reporting of restricted stock and restricted stock units are presented in Footnote 9 to the Consolidated Financial Statements presented in our Original Filing.
(2)	In February 2004, Mr. Ruane purchased 15,625 shares of restricted stock for its fair market value. Of these shares, 859 shares are subject to a repurchase right by the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of the end of the Company’s fiscal year ended December 31, 2006 with respect to the Company’s compensation plans under which equity securities are authorized for issuance, including the Amended and Restated 1997 Stock Incentive Plan, the First Amended and Restated Non-employee Directors’ and Advisors’ Stock Option Plan, and the 2004 Stock Incentive Plan, as amended.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,249,760	$9.37	752,994
Equity compensation plans not approved by security holders	—	—	—
Total	3,249,760	$9.37	752,994

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unless otherwise stated, the following table sets forth certain information as of April 23, 2007 with respect to holdings of our common stock by (1) each person known by us to beneficially own more than 5% of the total number of shares of each class of common stock outstanding as of such date, (2) each of our directors, (3) each of our named executive officers, and (4) all directors and executive officers as a group. This information is based upon information furnished to us by each such person and/or based upon public filings with the Securities and Exchange Commission. Unless otherwise indicated, the address for the individuals below is our address.

The number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of April 23, 2007 through the exercise of any warrant, stock option or other right. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Holders of more than 5% of our voting securities:

AMVESCAP PLC and related entities 30 Finsbury Square London EC2A 1AG England	3,503,641	(2)	13.61%

FMR Corp. and related entities. 82 Devonshire Street Boston, Massachusetts 02109	1,928,499	(3)	7.49%

Karen Singer 212 Vaccaro Drive Cresskill, NJ 07626	1,424,593	(4)	5.51%

J.P. Morgan Partners (23A SBIC), L.P.	1,106,056	(5)	4.3%
J.P. Morgan SBIC LLC	330,084	(5)	1.28%
Sixty Wall Street SBIC Fund L.P. 1221 Avenue of the Americas New York, New York 10020	88,223	(5)	0.33%

Directors and Executive Officers:

J. Curt Hockemeier	1,194,955	(6)	4.62%
John B. Wynne, Jr.	29,166	(7)	*
Peter P. Sach	281,020	(8)	*
W. Terrell Wingfield, Jr.	29,166	(9)	*
Chi K. Eng	111,152	(10)	*
Peter F. Pastorelle	60,705	(11)	*
John J. Roberts	—		—
Michael J. Donahue	17,415	(12)	*
Alex Mashinsky	1,648,409	(13)	6.21%
Michael J. Ruane	39,625	(14)	*
Robert C. Atkinson	41,813	(15)	*
Roger H. Moore	26,333	(16)	*
John B. Penney	1,000	(17)	*
All directors and executive officers as a group (13 persons)	3,480,759	(18)	13.10%

*	Represents beneficial ownership of less than one percent of common stock.
(1)	Our calculation of the percentage of shares beneficially owned by our directors and executive officers is based upon the number of shares of our common stock outstanding as of April 23, 2007 (25,539,928), plus for each listed beneficial owner, any shares of common stock that the listed beneficial owner has the right to acquire within 60 days after April 23, 2007. The percentage of shares beneficially owned by holders of 5% or more of our voting securities is based on the information in the applicable filings with the Securities and Exchange Commission.

(2)	Based on information set forth in an Amendment No. 2 to Schedule 13G/A filed with the Securities and Exchange Commission under the Exchange Act on February 14, 2007. Consists of (a) 3,336,241 shares of common stock held by INVESCO Asset Management Limited and (b) 167,400 shares of common stock held by INVESCO Management Ireland Limited. Each of INVESCO Asset Management Limited and INVESCO Management Ireland Limited are subsidiaries of AMVESCAP PLC. AMVESCAP PLC, through its subsidiaries, provides investment management services to institutional and individual investors worldwide. Executive officers and directors of AMVESCAP PLC or its subsidiaries may beneficially own shares of the Company’s common stock to which the Amendment No. 2 to Schedule 13G/A relates and such shares are not reported in the Amendment No. 2 to Schedule 13G/A. AMVESCAP PLC and its subsidiaries disclaim beneficial ownership of shares of the Company’s common stock owned by any of its executive officers and directors.
(3)	Based on information set forth in an Amendment No. 2 to Schedule 13G/A filed with the Securities and Exchange Commission under the Exchange Act on February 14, 2007. Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 1,901,442 shares of the Company’s common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fa Mid Cap Stock Fund, amounted to 1,428,400 shares of the Company’s common stock outstanding. Edward C. Johnson 3d and FMR Corp., through its control of Fidelity and the funds, each has sole power to dispose of the 1,901,442 shares owned by the funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR Corp., are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR Corp., representing 49% of the voting power of FMR Corp. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds’ Boards of Trustees. Pyramis Global Advisors Trust Company (“PGATC”), 53 State Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 27,057 shares as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson 3d and FMR Corp., through its control of PGATC, each has sole dispositive power over 27,057 shares and sole power to vote or to direct the voting of 27,057 shares of common stock owned by the institutional account(s) managed by PGATC as reported above.
(4)	Based on information set forth in Amendment 1 to Schedule 13D/A filed with the Securities and Exchange Commission under the Exchange Act on March 19, 2007. Ms. Singer has sole dispositive and voting power with respect to the shares as the trustee of the Singer Children’s Management Trust.
(5)	Consists of (a) 1,106,056 shares of common stock held by J.P. Morgan Partners (23A SBIC), L.P., (b) 330,084 shares of common stock held by J.P. Morgan SBIC, LLC, and (c) 84,223 shares of common stock held by Sixty Wall Street SBIC Fund, L.P. The general partner of J.P. Morgan Partners (23A SBIC), L.P. (“JPMP-23A SBIC”), is J.P. Morgan Partners (23A SBIC Manager), Inc. (“JPM-23A Manager”), a wholly owned subsidiary of JPMorgan Chase Bank (“JPM Bank”). The sole member of J.P. Morgan SBIC LLC (“JPM-SBIC”) is JP Morgan SBIC Holdings, LLC (“JPM-Holdings”), the sole member of which is J.P. Morgan Capital, L.P. (“JPM-Capital”), the general partner of which is J.P. Morgan Capital Management Company, L.P. (“JPM-Management LP”), the general partner of which is J.P. Morgan Capital Management Company, L.L.C (“JPM-Management LLC”). The general partner of Sixty Wall Street SBIC Fund, L.P. (“60WS-SBIC”), is Sixty Wall Street SBIC Corporation (“60WS-Corp”), a wholly owned subsidiary of Sixty Wall Street Fund, L.P. (“60WS-Fund”), the general partner of which is Sixty Wall Street Management Company, L.P. (“60WS-Management LP”), and the general partner of which is Sixty Wall Street Management Company, LLC (“60WS-Management LLC”). The sole member of JPM-Management LLC and the sole stockholder of 60WS-Management LLC is J.P. Morgan Investment Partners, L.P. (“JPMIP”), of which JPMP Capital LLC (“JPMP Capital”) is the general partner. Each of JPM Bank and JPMP Capital is a wholly owned subsidiary of J.P. Morgan Chase & Co. (“JPMC”), a publicly traded company. Each of JPM-23A Manager, JPM-Holdings, JPM-Capital, JPM-Management LP, JPM-Management LLC. 60WS-Corp, 60WS-Fund, 60S-Management LP, 60S-Management LLC, JPMIP, JPMP Capital, JPM Bank, and JPMC may be deemed beneficial owners of the shares held by JPMP-23A SBIC, JPM-SBJC and 60S-SBIC, however, each disclaims beneficial ownership except to the extent of its pecuniary interest.

(6)	Includes (a) 293,756 shares of common stock which Mr. Hockemeier has the right to acquire within 60 days after April 23, 2007, (b) 722,970 shares of common stock owned by Mr. Hockemeier, (c) 23,439 shares of restricted common stock, a portion of which remain subject to a repurchase right by the Company, (d) 44,446 restricted stock units, all of which are unvested, (e) 44,319 shares of common stock which Mr. Hockemeier holds jointly with his spouse; (f) 21,875 shares of common stock held by the William T. Hockemeier Irrevocable Trust, (g) 21,875 shares of common stock held by the Beverly G. Hockemeier Irrevocable Trust, (h) 21,875 shares of common stock held by the Abby S. Hockemeier Irrevocable Trust, and (i) 400 shares of common stock held by Mr. Hockemeier’s spouse.
(7)	Consists of 29,166 shares of common stock which Mr. Wynne has the right to acquire within 60 days after April 23, 2007.
(8)	Consists of (a) 261,177 shares of common stock which Mr. Sach has the right to acquire within 60 days after April 23, 2007, (b) 4,843 shares of common stock held by Mr. Sach, and (c) 15,000 shares of restricted common stock held by Mr. Sach, all of which are unvested.
(9)	Consists of 29,166 shares of common stock which Mr. Wingfield has the right to acquire within 60 days after April 23, 2007.
(10)	Consists of (a) 92,358 shares of common stock which Mr. Eng has the right to acquire within 60 days after April 23, 2007, (b) 6,228 shares of common stock held by Mr. Eng, (c) 10,000 shares of restricted stock units held by Mr. Eng, all of which remains unvested and (d) 2,566 shares of restricted common stock held by Mr. Eng, a portion of which remain subject to repurchase by the Company.
(11)	Consists of (a) 45,105 shares of common stock which Mr. Pastorelle has the right to acquire within 60 days after April 23, 2007, (b) 1,367 shares of common stock held by Mr. Pastorelle and (c) 14,233 shares of restricted common stock held by Mr. Pastorelle, all of which shares are unvested.
(12)	Consists of (a) 10,415 shares of common stock which Mr. Donahue has the right to acquire within 60 days after April 23, 2007 and (b) 7,000 shares of restricted common stock held by Mr. Donahue, all of which shares are unvested.
(13)	Based in part on information set forth in Amendment No. 1 to Schedule 13D filed with the Securities and Exchange Commission under the Exchange Act on December 18, 2006, filed by Mr. Mashinsky, Governing Dynamics Investments, LLC (“Governing Dynamics”), of which Mr. Mashinsky is the sole member and manager, Thai Lee, and the Thai Lee 2003 GRAT Agreement A (the “Lee Trust”). Consists of: (a) 2,000 shares of restricted common stock held by Mr. Mashinsky, all of which shares are unvested, (b) 20,320 shares of common stock held by Mr. Mashinsky, and (c) 1,626,089 shares of common stock held by Governing Dynamics, whose business address is 510 Berkley Square, Memphis, Tennessee 38120. Each reporting person disclaims beneficial ownership of the shares of common stock owned by each other reporting person, except Mr. Mashinsky does not disclaim beneficial ownership of the shares of common stock held by Governing Dynamics. Mr. Mashinsky has entered into certain loan, pledge and profit sharing arrangements with Ms. Thai Lee and the Thai Lee 2003 GRAT Agreement A pursuant to which, among other things, 1,646,409 shares of common stock owned by Mr. Mashinsky and Governing Dynamics have been pledged to Ms. Lee and the Lee Trust.
(14)	Consists of (a) 17,000 shares of common stock which Mr. Ruane has the right to acquire within 60 days of April 23, 2007, (b) 15,625 shares of common stock owned by Mr. Ruane, and (c) 7,000 shares of restricted common stock, of which 4,666 shares are unvested.
(15)	Includes (a) 26,313 shares of common stock which Mr. Atkinson has the right to acquire within 60 days of April 23, 2007 and (b)15,500 shares of common stock owned by Mr. Atkinson.
(16)	Consists of (a) 16,333 shares of common stock which Mr. Moore has the right to acquire within 60 days after April 23, 2007 and (b) 10,000 shares of restricted common stock held by Mr. Moore, of which 5,917 shares are unvested.
(17)	Consists of 1,000 shares of restricted common stock held by Mr. Penney, all of which shares are unvested.
(18)	See footnotes 6 through 17 above.

Item 13.	Certain Relationships and Related Transactions and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In 2006, we did not have any related party transactions that required disclosure under this item.

POLICIES AND PROCEDURES FOR RELATED PARTY TRANSACTIONS

All transactions involving directors and executive officers are reviewed on an ongoing basis by our Audit Committee and all such transactions must be approved by our Audit Committee. The purpose of the review is to determine that such transactions are conducted on terms not materially less favorable than what would be usual and customary in transactions between unrelated persons and, in the case of transactions involving directors, to determine whether such transactions affect the independence of a director in accordance with the relevant rules and standards issued by the Securities and Exchange Commission and the National Association of Securities Dealers. We do not maintain a formal written policy concerning the aforementioned procedures. Our Audit Committee Charter and Code of Ethics each provide guidance on business relations between us and our directors, officers, and employees.

DIRECTOR INDEPENDENCE

We operate within a comprehensive plan of corporate governance for the purpose of defining director independence, assigning Board responsibilities, setting high standards of professional and personal conduct for directors, officers, and employees, and assuring compliance with such responsibilities and standards. We regularly monitor developments in the area of corporate governance.

Our Board has determined that the following directors, constituting five of the Company’s seven directors, are each an “independent director” as such term is defined in Marketplace Rule 4200(a)(15) of NASD: Messrs. Atkinson, Donahue, Moore, Penney, and Ruane. Our Board also has determined that each member of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee meets the independence requirements applicable to those committees as prescribed by NASD, the Securities and Exchange Commission, the Internal Revenue Service, and applicable committee charters. Our Board has further determined that Mr. Ruane, who serves on the Audit Committee, is an “audit committee financial expert” under the Exchange Act.

Independent directors of the Company meet in executive session outside the presence of management. Currently, the presiding director for these meetings is Mr. Atkinson.

Item 14.	Principal Accounting Fees and Services

AUDIT FEES AND ALL OTHER FEES

Our Board of Directors has selected the accounting firm of Ernst & Young LLP, an independent registered public accounting firm, to serve as our independent auditors for the 2007 fiscal year. Fees paid to Ernst & Young LLP for each of the last two fiscal years are listed in the following table:

Year ended December 31,	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2006	$1,210,300	$—	$32,700	$—
2005	$934,766	$—	$15,485	$—

Audit Fees

Audit fees include fees for professional services rendered for the audit of our annual financial statements and review of our financial statements on a quarterly basis.

Audit-Related Fees

There were no fees billed in fiscal year 2006 or 2005 for professional services rendered by Ernst & Young for audit-related services.

Tax Fees

Tax fees consist of services performed by our Ernst & Young LLP’s tax division, except those related to the audit and include fees for international tax compliance.

All Other Fees

There were no fees billed in fiscal year 2006 or 2005 for professional services rendered by Ernst & Young LLP for products and services, which are not disclosed above.

AUDIT COMMITTEE PRE-APPROVAL OF

AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm unless an exception to such pre-approval exists under the Exchange Act or the rules of the Securities and Exchange Commission. These services may include audit services, audit-related services, tax services and other services. Each year, the Audit Committee approves the appointment of the independent registered public accounting firm to audit our financial statements, including the associated fee. Of the services described above, 100% of such services were approved by the Audit Committee. The Audit Committee has considered whether the provisions of such services, including non-audit services, by Ernst & Young LLP is compatible with maintaining Ernst & Young LLP’s independence and has concluded that it is.

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K

(a)	(1) Consolidated Financial Statements.

Previously filed.

(a)	(2) Consolidated Financial Statement Schedule.

Previously filed.

(a)	(3) Exhibits.

Reference is made to the Index to Exhibits on page 36.

Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April, 2007.

ARBINET-THEXCHANGE, INC.

By:	/s/ J. Curt Hockemeier
J. Curt Hockemeier, President, Chief
Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Curt Hockemeier	President, Chief Executive Officer	April 30, 2007
J. Curt Hockemeier	and Director
(Principal Executive Officer)

/s/ John B. Wynne, Jr.	Chief Financial Officer	April 30, 2007
John B. Wynne, Jr.	(Principal Financial and
Accounting Officer)

Director
Robert C. Atkinson

/s/ Michael J. Donahue	Director	April 30, 2007
Michael J. Donahue

Director
Alex Mashinsky

/s/ Roger H. Moore	Director	April 30, 2007
Roger H. Moore

/s/ John B. Penney	Director	April 30, 2007
John B. Penney

/s/ Michael J. Ruane	Director	April 30, 2007
Michael J. Ruane

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated September 2, 2004, by and among Band-X Limited, Arbinet-thexchange Limited and the Company (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

3.1	Amended and Restated Certificate of Incorporation of the Company, which became effective upon the closing of the Company’s initial public offering (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

3.2	Amended and Restated By-laws of the Company, which became effective upon the closing of the Company’s initial public offering (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

4.1	Specimen Certificate evidencing shares of common stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated May 30, 2003, by and among the Holders listed therein, the Founder listed therein and the Company (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.1*	Amended and Restated 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.2*	First Amended and Restated Non-employee Directors’ and Advisors’ Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.3*	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.4†	Factoring Agreement, dated February 1, 2003, by and between GMAC Commercial Finance LLC and the Company; Export Receivable Rider to Factoring Agreement, dated February 10, 2003, by and between GMAC Commercial Finance LLC and the Company; and Amendment to Factoring Agreement, dated December 12, 2003, by and between GMAC Commercial Finance LLC and the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.5††	Amended and Restated GMAC Commercial Finance LLC Factoring Agreement and Export Receivable Rider to Amended and Restated Factoring Agreement, by and between the Company and GMAC Commercial Finance LLC, executed as of November 10, 2005 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which was filed with the Securities and Exchange Commission on November 14, 2005).

10.6	Accounts Receivable Financing Agreement, dated February 3, 2003, by and between Silicon Valley Bank and the Company; Intercreditor Agreement, dated February 3, 2003, by and between Silicon Valley Bank and ORIX Merchant Banking LLC; Letter Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC, GMAC Commercial Finance LLC and the Company; Letter Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC and the Company; Securities Account Control Agreement, dated February 3, 2003, by and between SVB Securities, ORIX Merchant Banking LLC, Banc of America

Exhibit No.	Description of Exhibit
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
and the Company; and Second Amendment to Accounts Receivable Financing Agreement, dated May 28, 2004, by and between Silicon Valley Bank and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Registration
Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.7	Third Amendment to Accounts Receivable Financing Agreement, dated as of May 2, 2005, by and between Silicon Valley Bank and the Company (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).

10.8††	Non-Recourse Receivables Purchase Agreement, dated as of November 28, 2005, by and between the Company and Silicon Valley Bank (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).

10.9	Master Lease Agreement, dated as of June 5, 2003, by and between ATEL Ventures, Inc. and the Company; and Notification of Rental Adjustment and Amendment to Equipment Schedule No. 1 to Master Lease Agreement, dated June 24, 2003, by and between ATEL Venture Fund, LLC, ATEL Capital Equipment Fund IX, LLC and the Company (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.10*	Settlement and Release Agreement dated July 8, 2004, by and between J. Curt Hockemeier and the Company (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.11*	Employment Offer Letter, dated as of April 4, 2000, by and between J. Curt Hockemeier and the Company (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.12*	Employment Offer Letter, dated as of July 12, 2001, by and between Peter P. Sach and the Company (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.13*	Employment Offer Letter, dated as of October 16, 2006, by and between John B. Wynne, Jr. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the Securities and Exchange Commission on October 20, 2006).

10.14*	Settlement Agreement, dated July 9, 2004, by and between Alex Mashinsky and the Company (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.15*	Employment Offer Letter, dated September 20, 2006, by and between W. Terrell Wingfield, Jr. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 13, 2006).

10.16	Albany Street Office Lease, dated February 6, 2003, by and between Albany Street Plaza Real Estate Management Company and the Company; Lease, dated June 11, 1999, by and between AMEC Properties Limited and Pacific Gateway Exchange (U.K.) Limited; AT&T Center Office Lease, dated December 9, 1997, by and between Mitsui Fudosan (U.S.A.), Inc. and Pacific Gateway Exchange; Office Lease, by and between Bruce Goodman and the Company; Lease Agreement by and between Auda Properties, L.P. and the Company; and Office lease, dated January 20, 2000, by and between 75 Broad, LLC, and the Company (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

Exhibit No.	Description of Exhibit
10.17*	Settlement and Release Agreement dated July 30, 2004, by and between Anthony L. Craig and the Company (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.18*	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.19*	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.20	Standard Purchase Agreement, dated May 19, 2003, by and between Tekelec and the Company (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.21	Master Procurement Agreement, dated March 7, 2003, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company; Amendment No. 1 to the Master Procurement Agreement, dated September 5, 2003, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company; Amendment No. 2 to the Master Procurement Agreement, dated December 31, 2003, by and between Tekelec and the Company; Amendment No. 3 to the Master Procurement Agreement, dated March 31, 2004, by and between Tekelec and the Company; Amendment No. 4 to the Master Procurement Agreement, dated May 10, 2004, by and between Tekelec and the Company (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.22	Amendment No. 5 to the Master Procurement Agreement, dated as of March 31, 2005, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).

10.23	Amendment No. 6 to the Master Procurement Agreement, dated as of December 21, 2005, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).

10.24	Lease Termination Agreement, dated December 28, 2005, by and between Broad Financial Center LLC and Arbinet Communications, Inc. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).

10.25	Patent Acquisition Agreement by and between the Company and Summit Telecom Systems, Inc., dated as of June 3, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2005).

10.26	Amendment to Patent Acquisition Agreement by and between the Company and Summit Telecom Systems, Inc., dated as of July 21, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2005).

10.27	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 14, 2005).

Exhibit No.	Description of Exhibit
10.28	Fourth Amendment to Accounts Receivable Financing Agreement, by and between Silicon Valley Bank and the Company, dated as of June 7, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 9, 2006).

10.29*	Form of Performance Share Award Agreement granted under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2006).

10.30*	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan, as amended (Grants made in 2005) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006).

10.31*	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan, as amended (Grants made to non-employee directors in 2006) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006).

10.32*	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan, as amended (Grants made to executive officers in 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006).

10.33*	Certificate of Amendment to the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the Securities and Exchange Commission on November 9, 2006).

10.34* ***	Summary of the Arbinet-thexchange, Inc. Short Term Cash Incentive Bonus Plan

21.1**	Subsidiaries of the Company

23.1**	Consent of Ernst & Young LLP.

31.1***	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2***	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1**	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2**	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

*	A management contract and compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
†	Confidential treatment has been requested and granted for a portion of this exhibit.
††	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Filed with the Original Filing.
***	Filed herewith.