Form 10-Q
period 2007-03-31
ARBINET THEXCHANGE INC
filed 2007-05-10
CIK 1136655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer   ☐             Accelerated filer   ☒             Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No:   ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of May 1, 2007:

Class	Number of Shares
Common Stock, par value $0.001 per share	25,740,665

ARBINET-THEXCHANGE, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to statements about Arbinet’s growth, strategic and business plans, product development and service offerings, and future operating results. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Various important risks and uncertainties may cause Arbinet’s actual results to differ materially from the results indicated by these forward-looking statements, including, without limitation: the effects and outcomes of Arbinet’s exploration of strategic alternatives; whether any of the strategic alternatives will result in enhanced stockholder value; the ability of Arbinet to integrate its acquisition of Flowphonics Limited (now known as Broad

i

Street Digital Limited); members (in particular, significant trading members) not trading on our exchange or utilizing our new and additional services (including data on thexchange, DirectAxcess, PrivateExchange, AssuredAxcess, and PeeringSolutions); continued volatility in the volume and mix of trading activity (including the average call duration and the mix of geographic markets traded); our uncertain and long member enrollment cycle; the failure to manage our credit risk; failure to manage our growth; pricing pressure; investment in our management team and investments in our personnel; system failures, human error and security breaches that could cause Arbinet to lose members and expose it to liability; and Arbinet’s ability to obtain and enforce patent protection for our methods and technologies. For a further list and description of the risks and uncertainties Arbinet faces, please refer to Part I, Item 1A of the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007, and other filings, which have been filed with the Securities and Exchange Commission. Arbinet assumes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise and such statements are current only as of the date they are made.

ii

PART I. FINANCIAL INFORMATION

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2006	March 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$32,986,297	$31,130,379
Marketable securities	30,050,675	25,361,195
Trade accounts receivable (net of allowance of $1,182,892 and $1,071,449 at December 31, 2006 and March 31, 2007, respectively)	34,809,187	33,765,968
Prepaids and other current assets	1,966,324	3,172,087

Total current assets	99,812,483	93,429,629
Property and equipment, net	23,827,804	23,833,661
Security deposits	2,327,236	2,384,000
Intangible assets, net	4,357,273	3,897,809
Goodwill	2,182,680	2,559,413
Other assets	14,501	5,809

Total Assets	$132,521,977	$126,110,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Loan payable – current portion	$89,734	$—
Capital lease obligation – long-term	18,928	19,445
Notes payable	561,182	570,143
Due to Silicon Valley Bank	8,078,019	5,133,030
Accounts payable	19,944,782	17,229,421
Deferred revenue	3,219,914	3,054,187
Accrued and other current liabilities	10,418,757	12,131,943

Total current liabilities	42,331,316	38,138,169
Capital lease obligations – long-term	6,777	1,717
Other long-term liabilities	3,253,022	3,139,965

Total liabilities	45,591,115	41,279,851

Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 25,851,493 and 25,858,223 shares issued, respectively	25,851	25,858
Additional paid-in-capital	179,000,761	179,463,376
Treasury stock, 117,871 shares	(1,513,159)	(1,513,159)
Accumulated other comprehensive loss	(618,418)	(613,588)
Accumulated deficit	(89,964,173)	(92,532,017)

Total Stockholders’ Equity	86,930,862	84,830,470

Total Liabilities and Stockholders’ Equity	$132,521,977	$126,110,321

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007

(Unaudited)

	Three Months Ended March 31,
	2006	2007
Trading revenues	$117,611,335	129,519,767
Fee revenues	11,730,102	12,686,545

Total revenues	129,341,437	142,206,312
Cost of trading revenues	117,574,338	129,560,804

	11,767,099	12,645,508
Cost and expenses:
Operations and development	3,770,205	4,528,013
Sales and marketing	1,838,324	2,277,706
General and administrative	3,636,644	5,071,056
Depreciation and amortization	1,837,418	2,126,801
Reserve for Litigation	—	1,150,000

Total costs and expenses	11,082,591	15,153,576
Income (loss) from operations	684,508	(2,508,068)
Interest income	684,200	792,185
Interest expense	(36,459)	(30,974)
Other income (expense), net	(86,621)	(43,620)

Income (loss) before income taxes	1,245,628	(1,790,477)
Provision for income taxes	12,083	85,726

Net income (loss)	$1,233,545	$(1,876,203)

Basic net income (loss) per share	$0.05	$(0.07)

Diluted net income (loss) per share	$0.05	$(0.07)

Shares used in computing basic net income (loss) per share	24,805,374	25,430,319

Shares used in computing diluted net income (loss) per share	25,747,904	25,430,319

Other comprehensive income:
Cumulative unrealized income (loss) in available-for-sale securities	5,755	(861)
Foreign currency translation adjustment	16,317	5,691

Comprehensive income (loss)	$1,255,617	$(1,871,373)

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007

(Unaudited)

	Three Months Ended March 31,
	2006	2007
Net income (loss)	$1,233,545	$(1,876,203)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,837,418	2,126,801
Stock-based compensation expense	383,331	456,684
Foreign currency exchange gain	(85,650)	(58,467)
Changes in operating assets and liabilities:
Trade accounts receivable, net	3,730,061	965,178
Other current assets, security deposits and other assets	(1,097,478)	(1,203,693)
Accounts payable	(933,438)	(2,716,197)
Deferred revenue, accrued expenses and other current liabilities	(1,350,775)	882,740
Other long-term liabilities	(179,132)	(149,303)

Net cash provided by (used in) operating activities	3,537,882	(1,572,460)

Cash flows from investing activities:
Purchases of property and equipment	(822,203)	(1,952,289)
Purchases of marketable securities	(12,011,929)	(11,261,381)
Proceeds from sales and maturities of marketable securities	11,850,000	15,950,000

Net cash (used in) provided by investing activities	(984,132)	2,736,330

Cash flows from financing activities:
Repayment of indebtedness	(199,998)	(89,734)
Payments to Silicon Valley Bank	(1,113,738)	(2,944,989)
Proceeds from exercise of stock options	27,131	5,938
Payments on obligations under capital leases	(57,014)	(4,543)

Net cash used in financing activities	(1,343,619)	(3,033,328)

Effect of foreign exchange rate changes on cash	31,576	13,540

Net increase (decrease) in cash and cash equivalents	1,241,707	(1,855,918)

Cash and cash equivalents, beginning of year	40,364,777	32,986,297

Cash and cash equivalents, end of period	$41,606,484	$31,130,379

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Arbinet-thexchange, Inc. (“Arbinet” or the “Company”) and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all adjustments (consisting of normal, recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Reclassifications

Certain amounts in the comparative periods have been reclassified to conform to the current period’s presentation in the consolidated balance sheets and consolidated statements of cash flows. Amounts repaid under the SVB Non-Recourse Receivable Purchase Agreement are presented as “Payments to Silicon Valley Bank” in the accompanying statements of cash flows.

Effects of Recently Issued Accounting Pronouncements

FASB Statement No. 157: Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 157 will have on the Company’s results of operations, cash flows and financial position.

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

2.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income (loss) available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options and warrants as if they were exercised. During a loss period, the effect of the potential exercise of stock options and warrants are not considered in the diluted earnings per share calculation since it would be antidilutive.

The following is a reconciliation of the basic weighted average number of common shares outstanding to diluted weighted average number of common and common share equivalent shares outstanding:

	March 31,
	2006	2007
Basic number of common shares outstanding	24,805,374	25,430,319
Dilutive effect of unvested restricted stock, restricted stock units, stock options and warrants	942,530	—

Dilutive number of common and common share equivalents	25,747,904	25,430,319

For the three months ended March 31, 2006 and March 31, 2007 outstanding stock options of 1,573,221 and 3,225,560, respectively, have been excluded from the above calculations because the effect on net income (loss) per share would have been antidilutive. For the three months ended March 31, 2007, 1,439 warrants have been excluded from the above calculations because the effect on net loss per share would have been antidilutive.

3.	INCOME TAXES

The Company recorded an income tax provision of $12,083 and $85,726 for the three months ended March 31, 2006 and 2007, respectively. The income tax provision in both periods represents the statutory requirements for state taxes and taxes on the portion of federal taxable income not covered by the expected utilization of certain of the Company’s net operating loss carryforwards.

In 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company identified an aggregate of $1,281,000 of unrecognized tax benefits, including related estimated interest and penalties, due to uncertain tax positions. Approximately $589,000 of these uncertain tax positions resulted in a reduction of deferred tax assets against which the Company had recorded a full tax valuation allowance on its balance sheet. The balance of the unrecognized tax benefits, amounting to $692,000, which includes interest and penalties, was recorded as an increase to accumulated deficit and an increase of $656,000 and $36,000 to “accrued and other current liabilities” and “other long-term liabilities”, respectively. While the Company believes that it has identified all reasonably identifiable exposures and that the reserve it has established for such exposures is appropriate under the circumstances, it is possible than additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause the Company to either materially increase or reduce the amount of our tax reserve.

As of January 1, 2007, after the implementation of FIN 48, the amount of unrecognized tax benefits is $1,160,000. Recognition of $692,000 would impact the Company’s effective tax rate. There were no material changes in this amount as of March 31, 2007.

The Company recognizes potential interest and penalties relating to income tax positions as a component of the provision for income taxes. As of January 1, 2007, the Company has recorded a liability for the payment of interest and penalties of $58,000 and $63,000, respectively. The Company recorded $16,000 in interest expense in its income tax provision for the three months ended March 31, 2007 and an increase of $15,000 and $1,000 to “accrued and other current liabilities” and “other long-term liabilities”, respectively.

The Company is no longer subject to federal, state or foreign income tax examinations for years prior to 2003. The Company's U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2003 onward. The Company is not currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions. Foreign income tax returns are generally subject to examination for a period of three to six years after filing of the respective return. The Company is currently under examination in the United Kingdom for its 2004 and 2005 tax years.

In the event that the Company completes, within the next twelve months, a formal internal study of the change in its ownership in 2005, the Company’s total amount of unrecognized tax benefits, excluding related estimated interest and penalties, may change. Depending on the outcome of this study, an estimate of the range of this reasonably possible change is from a decrease in the liability of $546,000 to no change. In the event that the Company’s income tax examination in the United Kingdom concludes within the next twelve months, the Company’s total amounts of unrecognized tax benefits, excluding related estimated interest and penalties, may change. Depending on the outcome of this examination, an estimate of the range of this reasonably possible change is from an increase of $408,000 to a decrease of $612,000 in deferred tax assets against which the Company had recorded a full tax valuation allowance on its balance sheet.

4.	STOCKHOLDERS’ EQUITY

The table below summarizes the issued share activity for the Company’s common stock since December 31, 2006. Treasury shares held by the Company are included in these balances:

Balance as of December 31, 2006	25,851,493
Exercise of options	6,730

Balance as of March 31, 2007	25,858,223

5.	RESTRUCTURING CHARGES

During 2001 and 2002, the Company exited two separate facilities and accordingly recorded charges for the future lease obligations, net of estimated sub-lease income. The table below shows the cash payments related to those liabilities.

Balance as of December 31, 2006	$1,724,025
Cash payments	(121,991)

Balance as of March 31, 2007	$1,602,034

As of March 31, 2007, $0.5 million of the $1.6 million balance is recorded in accrued and other current liabilities and $1.1 million is recorded in other long-term liabilities in the accompanying balance sheet.

6.	GOODWILL AND INTANGIBLE ASSETS, NET

The balance of goodwill was $2,182,680 and $2,559,413 at December 31, 2006 and March 31, 2007, respectively. During the quarter ended March 31, 2007, in accordance with SFAS No. 141, “Business Combinations”, the Company completed the allocation of purchase price related to the acquisition of all of the outstanding common stock of Flowphonics Limited, now known as Broad Street Digital Limited (the “Broad Street Digital Acquisition”). The reallocation resulted in an increase in goodwill of $330,000 and a corresponding reduction in the amount allocated to identifiable intangible assets.

The amounts allocated to goodwill and intangible assets, net for the allocation of purchase price of the Broad Street Digital Acquisition, represent all of the goodwill and intangible assets, net for the Digital Media segment. As of March 31, 2007, amounts attributable to the Digital Media segment were $385,000 of goodwill and $1,650,000 of intangible assets, net. The balance of the goodwill and intangible assets, net, are attributable to the Voice and Data Trading Services segment.

7.	SEGMENT REPORTING

In fiscal year 2007, we have two reportable segments, Voice and Data Trading Services which is an electronic market for trading, routing and settling communications capacity and Digital Media which currently operates a license management platform for intellectual property rights and digital content distribution. We identified our segments in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

We evaluate the performance of each reportable segment based on fee revenues and income (loss) from operations. Asset balances by reportable segment have not been included in the segment table below, as these are managed on a company-wide level and are not allocated to each segment for management reporting purposes.

	For the Three Months ended			For the Three Months ended
	March 31, 2006			March 31, 2007
	Voice and Data Trading Services	Digital Media	Consolidated	Voice and Data Trading Services	Digital Media	Consolidated
Fee revenues	$11,730,102	—	$11,730,102	$12,642,732	$43,813	$12,686,545
Income (loss) from operations	684,508	—	684,508	(1,785,966)	(722,102)	(2,508,068)
Interest income	684,200	—	684,200	792,185	—	792,185
Interest expense	36,459	—	36,459	22,013	8,961	30,974
Other income (expense), net	(86,621)	—	(86,621)	(45,333)	1,713	(43,620)

Income (loss) before income taxes	$1,245,628	—	$1,245,628	$(1,061,127)	$(729,350)	$(1,790,477)

8.	COMMITMENTS AND CONTINGENCIES

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

The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors confirmed a Plan of Liquidation that created a trust to proceed with liquidating avoidance actions. The Trustee has been substituted as the Plaintiff in all avoidance actions. At a scheduling conference held on October 12, 2005, the Court set discovery cut-off dates that have been continued for cases where the Trustee seeks to recover in excess of $100,000, at the request of the Trustee. Plaintiff’s responses to certain discovery requests were due in November. The current discovery schedule designates July 10, 2007 as the deadline for all discovery, August 3, 2007 as the deadline for parties to file dispositive motions, and August 31, 2007 as the date by which the parties must file a joint pre-trial statement. The foregoing dates are uniform for all adversary cases (approximately 50) where the amount of the recovery sought by the Trustee exceeds $100,000 and may be further amended by the agreement of the parties. Based on the revised discovery plan and a statement from the Court at the scheduling conference, it does not appear that the Court will be ready to try any of the adversary proceedings before September 2007.

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

On May 9, 2005, the plaintiffs filed an unopposed motion to dismiss this case in federal court without prejudice for lack of subject matter jurisdiction. The court granted the plaintiffs’ motion on the same day. On November 4, 2005, Octane renewed the lawsuit by filing a substantially similar complaint in the Superior Court of New Jersey, Middlesex County, in an action entitled Octane Capital Fund I, L.P. v. Arbinet-thexchange, Inc., Docket No. MID-L-7990-05. Octane is the only plaintiff in the case. On October 3, 2006, we filed an answer denying all liability and asserting counterclaims against Octane for, among other reasons, breach of the Investors’ Rights Agreement in connection with Octane’s conduct seeking additional shares of stock and other relief. Octane filed its answer on October 27, 2006, denying all liability on our counterclaims. Discovery in this case is ongoing and we intend to defend vigorously against Octane’s claims.

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

World-Link filed its Answer and Counterclaims to the Complaint on January 23, 2006. By its Answer, World-Link denied Arbinet’s infringement allegations and asserted that the claims of the patents in suit are invalid. World-Link also asserted a counterclaim for declaratory judgment that it did not infringe the patents in suit and that the patents in suit were invalid, and counterclaims for tortuous interference with contractual relations and monopolization or attempted monopolization under Section 2 of the Sherman Act.

On February 8, 2006, the parties attended an initial conference with the Magistrate Judge assigned to the case for the purposes of setting a schedule for the case. No case schedule has been issued yet. Discovery has begun in the case. The parties negotiated and the court entered a Protective Order to govern the treatment of the confidential and proprietary information of the parties during the case. On March 30, 2006, we served a set of discovery requests on counsel for World-Link. Shortly thereafter, World-Link served discovery requests on our counsel. World-Link responded to our discovery requests and produced documents to us on June 1, 2006. We responded to World-Link’s discovery requests on June 8, 2006 and produced documents to World-Link subsequently. On September 22, 2006, the Court issued an order referring the case to mediation. The parties exchanged settlement proposals during mediation and the mediation ended without an agreement. The parties exchanged proposed construction of patent claim terms on March 8, 2007, and were scheduled to serve opening briefs on claim construction on March 29, 2007. However, prior to the March 29 deadline, World-Link filed a motion for a proposed consent judgment, which proposal does not require an admission of infringement. Since such consent judgment would be meaningless as it will allow World-Link to continue its infringing acts, Arbinet filed an opposition to this motion. On March 15, 2007, World-Link’s lead counsel filed a motion to withdraw as counsel citing Arbinet’s allegation of willful infringement, despite Arbinet’s offer to accommodate (and even though Arbinet’s original filed complaint alleges willful infringement). On March 21, 2007, World-Link filed a motion to stay discovery on the ground that the proposed consent judgment rendered further discovery unnecessary. Arbinet opposed the motion to stay discovery as it needs to uncover certain facts surrounding World-Link’s infringement and the willfulness of such tortuous act. On April 3, 2007, Arbinet filed a motion to add other World-Link affiliates as defendants in this action. On the morning of April 5, 2007, the day of the scheduled status conference, World-Link submitted a letter stating that it has filed a voluntary petition under Chapter 11 of the Bankruptcy Code. At the April 5 status conference, World-Link’s bankruptcy counsel represented that the action is automatically stayed. Arbinet promptly served a new complaint on the World-Link affiliates later that day. On April 13, 2007, Arbinet submitted a letter to the Court contending that the bankruptcy proceeding initiated by World-Link does not automatically stay, among other things, Arbinet’s motion to add non-bankrupt World-Link affiliates in the pending World-Link action. On April 27, 2007, Arbinet filed, in the US Bankruptcy Court, District of New Jersey, where World-Link Telecom’s bankruptcy petition is pending, (i) a motion for an order determining that Section 362(a) of the Bankruptcy Code does not preclude the continued prosecution of an action for injunctive relief against post-petition patent infringement, and (ii) a motion for relief from stay, to the extent necessary, to allow the remainder of the action to proceed. On April 30, 2007, World-Link Telecom filed in the bankruptcy court a motion for an entry of an order authorizing World-Link Telecom to enter into a common interest agreement with its affiliated entities in defense of Arbinet’s patent infringement claims. On May 7, 2007, the bankruptcy court granted World-Link Telecom’s motion.

CHVP Proceeding

On April 6, 2006, CHVP Founders Fund I, L.P. (“CHVP”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York. CHVP seeks damages of over $1.87 million related to the transfer, by our founder and current director, Alex Mashinsky, of three million shares of our common stock to CHVP. CHVP had previously been sued by Mr. Mashinsky regarding the same transfer of shares. CHVP claims that we interfered with its ability to sell the shares during a 90-day period from December 2004 to March 2005, and alleges claims for violation of the Uniform Commercial Code, conversion, and breach of contract. On May 22, 2006, we filed our Answer and Counterclaim denying liability, and asserting counterclaims against CHVP for a declaratory judgment that the transfer of Mr. Mashinsky’s shares to CHVP is void or voidable, that Arbinet did not improperly interfere with CHVP’s sale of Arbinet stock during the lock up period, and that Mr. Mashinsky’s shares were subject to a particular market stand-off restriction pursuant to operative agreements. In addition, we filed a Third Party Complaint against Mr. Mashinsky requesting the same declaratory judgment described above, and asserted claims for breach of contract, breach of implied covenant of good faith and fair dealing, negligence, indemnification, and common law contribution in connection with Mr. Mashinsky’s transfer of Arbinet shares to CHVP. On June 12, 2006, CHVP filed its reply to our counterclaims, denying all liability, and on August 1, 2006, CHVP filed a motion for summary judgment on its claims. We opposed the summary judgment motion and the Court held a hearing on the motion on November 9, 2006. On January 8, 2007 the Court granted summary judgment in favor of CHVP on liability, bifurcating the damages claim to proceed to trial. On January 30, 2007 we filed a notice of appeal of that decision to the Appellate Division, First Department for the State of New York. We moved to stay the damages and other proceedings pending our appeal, which motion to stay was denied by the First Department on March 1, 2007. On April 2, 2007, Mr. Mashinsky answered the Third Party Complaint and filed a counterclaim against us for attorney’s fees. Arbinet and CHVP have reached an agreement in principle to settle the dispute, subject to a mutually acceptable settlement agreement.

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

Revenue

We generate revenues from both the trading that members conduct on our exchange, which we refer to as trading revenues, and the fees we charge members for the ability to trade on our exchange, which we refer to as fee revenues. Our trading revenue represents the aggregate dollar value of the calls that are routed through our switches at a price agreed to by the buyer and seller of the capacity. For example, if a 10-minute call is originated in France and routed through our facilities to a destination in India for $0.11 per minute, we record $1.10 of trading revenue for the call. Under our AssuredAxcess product, we offer our members the ability to buy and sell minutes to specific markets at fixed rates. We may incur losses associated with this trading revenue. Historically, these losses have not been material to our operating results. Our system automatically records all traffic terminated through our switches.

We record trading revenues because:

•	all traffic traded on our exchange is routed through one of our switches; and

•	we are obligated to pay sellers for the minutes they sell on our exchange regardless of whether we ultimately collect from buyers.

Our fee revenues represent the following:

•

usage fees for the number of minutes or megabytes that are routed through our switches and price improvement, which represents cost savings generated by our trading platform, which collectively comprised approximately 76% and 79% of fee revenues for the three months ended March 31, 2006 and 2007, respectively;

•	a credit risk management fee, which is a charge for the credit management, clearing and settlement services we provide;

•	a membership fee to join our exchange; and

•	fees for additional services utilized by our members for items such as premium service offerings and accelerated payment terms.

Costs and Expenses

Our cost of trading revenues consists of the cost of calls that are routed through our switches at a price agreed to by both the buyer and seller of the capacity. In the preceding example, we would record cost of trading revenues equal to $1.10, an amount that we would pay to the seller.

Operations and development expense consists of costs related to supporting our exchange, such as salaries, benefits, and related costs of engineering, technical support, product and software development and system support personnel, as well as facilities and interconnect costs. Sales and marketing expense consists of salaries, benefits, commissions, and related costs of sales and marketing personnel, trade shows and other marketing activities. General and administrative costs consist of salaries, benefits, and related costs of corporate, finance and administrative personnel, facilities costs, bad debt expense and outside service costs, such as legal and accounting fees.

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

Digital Media

In August 2006, we established a new subsidiary, Arbinet Digital Media Corporation, to explore and develop products and services to address the large and growing market opportunity presented by the exchange of digital media. In December 2006, the Company, through its wholly-owned subsidiary, Arbinet ETE Corporation, acquired all of the outstanding common stock of Flowphonics Limited, now known as Broad Street Digital Limited, a license management platform for intellectual property rights and digital content distribution. The purchase price was approximately $2.1 million, including transaction costs. Broad Street Digital’s rightsrouter platform enables music and video rights owners to manage, exchange, distribute, and receive payment for their content with many of the world’s major online and mobile retailers. This acquisition allows us to combine our exchange platform and business processes with Broad Street Digital’s patent-protected license management and digital content distribution platform to address the growing market for the management, exchange, distribution and settlement of digital media. The market for recorded music is comprised of four large record labels that control approximately 72% of total music sales. Major online and mobile retailers partner directly with these large record labels to sell and distribute recorded music from the record label’s portfolio of songs. The remaining 28% of the market represents over 22,000 independent record labels, which is the target market for Broad Street Digital.

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

Income taxes. We have net deferred tax assets, reflecting net operating loss, or NOL, carryforwards and other deductible differences, which may reduce our taxable income in future years. These net deferred tax assets are offset by a valuation allowance resulting in no tax benefit being recognized related to these net deferred tax assets. We are required to periodically assess the realization of our deferred tax assets and changes in circumstances may require adjustments in future periods. The amount of net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If it becomes more likely than not that we will recognize a future tax benefit from the deferred tax assets, we may need to reverse some or all of our valuation allowance. When evaluating the ability for the Company to record a net deferred tax asset, SFAS No. 109 requires us to consider all sources of taxable income as well as all available evidence to determine that it is more likely than not that we will be able to utilize this asset. At December 31, 2006 a full valuation allowance in the amount of $39.7 million has been recorded against net deferred tax assets since at that date, the Company was unable to conclude that it was more likely than not that it would realize those assets. We will continue to refine and monitor all available evidence during future periods in order to more fully evaluate the recoverability of the Company’s deferred tax assets.

On January 1, 2007 we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”) to account for uncertain tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Included in the Company’s Consolidated Balance Sheet at March 31, 2007 is approximately $0.7 million of other long-term liabilities associated with uncertain tax positions in the various jurisdictions in which we conduct business.

The application of income tax law is inherently complex. Tax laws and regulations are voluminous and at times ambiguous, and interpretations of and guidance regarding income tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding our income tax exposures. Changes in our assumptions and judgments can materially affect our financial position, results of operations and cash flows.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of members on our exchange to make required payments. The amount of our allowance is based on our historical experience and an analysis of our outstanding accounts receivable balances. If the financial condition of our members deteriorates, resulting in additional risk in their ability to make payments to us, then additional allowances may be required, which would result in an additional expense in the period that this determination is made. While credit losses have historically been within our range of expectations and our reserves, we cannot guarantee that we will continue to experience the same level of doubtful accounts that we have in the past.

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

Results of Operations

Comparison of Three months Ended March 31, 2006 and 2007

Trading revenues and cost of trading revenues

Trading revenues increased 10.1% from $117.6 million for the three months ended March 31, 2006 to $129.5 million for the three months ended March 31, 2007. The increase in trading revenues was due to an increase in the volume traded by our members principally due to an increase in the number of members on our exchange from 428 on March 31, 2006 to 808 on March 31, 2007. This increase in volume was partially offset by a lower average trade rate per minute. Specifically the factors affecting trading revenues included:

A total of 3.62 billion minutes were bought and sold on Arbinet’s exchange in the three months ended March 31, 2007, an increase of 22% from the 2.97 billion minutes for the three months ended March 31, 2006. This increase was due to 442 million completed calls in the three months ended March 31, 2007, representing a 28% increase over the 346 million completed calls for the three months ended March 31, 2006. These gains were partially offset by a decrease in the average call duration from 4.3 minutes per call on our exchange for the three months ended March 31, 2006 to 4.1 minutes per call for the three months ended March 31, 2007. The lower average call duration was primarily a result of a change in the mix of geographic markets and the mix of fixed versus mobile minutes traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

As a result of increases in trading revenues, cost of trading revenues increased 10.2% from $117.6 million for the three months ended March 31, 2006 to $129.6 million for the three months ended March 31, 2007.

Fee revenues

Fee revenues increased 8.2% from $11.7 million for the three months ended March 31, 2006 to $12.7 million for the three months ended March 31, 2007. Fee revenues increased as a result of minutes increasing 22% for the comparable period offset, in part, by lower pricing. Average fee revenue per minute was $0.0035 in the three months ended March 31, 2007 compared to $0.0039 in the three months ended March 31, 2006. Average fee revenue per minute declined due to the mix of minutes traded on the exchange. In addition, the average trade rate per minute declined period over period, impacting credit risk management fees and RapidClear fees, which are charged as a percentage of trading revenues. We may provide incentives to improve liquidity in our exchange in the future and that, along with members continuing to achieve higher volume levels, may lead to a decline in average fee revenue per minute in the future. Fee revenues from our Digital Media segment for the three months ended March 31, 2007 were not material.

Operations and development

Operations and development costs increased 20.1% from $3.8 million for the three months ended March 31, 2006 to $4.5 million for the three months ended March 31, 2007. This increase was the result of increased compensation-related expenses of $0.6 million. Most of the increase in compensation-related expenses is the result of increased headcount to support our businesses. Operations and development expenses for the three months ended March 31, 2007 include $0.3 million from our Digital Media segment.

Sales and marketing

Sales and marketing expenses increased 23.9% from $1.8 million for the three months ended March 31, 2006 to $2.3 million for the three months ended March 31, 2007. This increase was the result of increased compensation-related expenses of $0.2 million; higher consulting fees of $0.1 million; and higher marketing-related expenses of $0.1 million. Sales and marketing expenses for the three months ended March 31, 2007 include $0.3 million from our Digital Media segment.

General and administrative

General and administrative expenses increased 39.4% from $3.6 million for the three months ended March 31, 2006 to $5.1 million for the three months ended March 31, 2007. This increase was primarily the result of increased legal fees of $0.8 million. Legal fees in the three months ended March 31, 2007 included amounts related to the previously-announced evaluation of strategic alternatives by the Special Committee and various litigation matters. This increase was also attributable to higher compensation-related expenses of $0.2 million; higher consulting and accounting fees of $0.1 million; higher bad debt expense of $0.1 million and higher software maintenance and hardware costs of $0.2 million associated with the migration to a new server platform in the latter part of 2006. General and administrative expenses for the three months ended March 31, 2007 related to our Digital Media segment were not material.

Depreciation and amortization

Depreciation and amortization increased 15.7% from $1.8 million for the three months ended March 31, 2006 to $2.1 million for the three months ended March 31, 2007. This increase was the result of depreciation expense relating to capital expenditures during 2006 and 2005 and amortization expense associated with the intangible assets acquired in the acquisition of Broad Street Digital Limited in December 2006. Depreciation and amortization expenses for the three months ended March 31, 2007 include $0.1 million from our Digital Media segment.

Reserve for Litigation

During the three months ended March 31, 2007, we recognized a charge of $1,150,000 representing management’s estimate of the cost to settle certain litigation matters.

Interest and other income/expense

Interest income increased from $0.7 million for the three months ended March 31, 2006 to $0.8 million for the three months ended March 31, 2007. This increase was primarily due to a higher average rate of return on invested cash partially offset by lower average cash balances in 2007 versus 2006.

Provision for income taxes

The Company recorded an income tax provision of $12,083 and $85,726 for the three months ended March 31, 2006 and 2007, respectively. The income tax provision in both periods primarily represents the statutory requirements for state taxes and taxes on the portion of federal taxable income not covered by the expected utilization of certain of the Company’s net operating loss carryforwards.

On January 1, 2007, we adopted the provisions of FIN 48. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Approximately $16,000 of interest relating to uncertain tax positions has been included in the income tax provision for the three months ended March 31, 2007.

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

During the three months ended March 31, 2007, we made approximately $2.0 million of capital expenditures related primarily to the purchase of computer equipment and telecommunications switching equipment. At March 31, 2007 we had cash and cash equivalents of $31.1 million and marketable securities of $25.4 million. We also are party to a $25.0 million lending facility with Silicon Valley Bank, or SVB, under which we can borrow against our accounts receivable and general corporate assets. As of March 31, 2007, the full $25.0 million was available to us as no amounts were outstanding under this facility. Our current credit facility with SVB expires on May 25, 2007. We expect to extend the expiration date on this facility as we are in the process of discussing terms with SVB on an extension. We believe that our current cash balances and cash flows from operating activities, should be sufficient for us to fund our current operations for the foreseeable future. To the extent we require additional capital to fund our working capital or capital expenditures, we intend to seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all

The following table sets forth components of our cash flows for the following periods:

	Three Months Ended March 31,
	2006	2007
Net cash provided by (used in) operating activities	$3,537,882	(1,572,460)
Net cash (used in) provided by investing activities	(984,132)	2,736,330
Net cash used in financing activities	(1,343,619)	(3,033,328)

Cash provided by (used in) operating activities

Cash used in operating activities for the three months ended March 31, 2007 was primarily attributable to net loss of $1.9 million and a decrease in operating net assets of $2.2 million, partially offset by depreciation and amortization of $2.1 million. Cash provided by operations for the three months ended March 31, 2006 was primarily attributable to net income of $1.2 million and depreciation and amortization of $1.8 million.

Cash used in investing activities

Total capital expenditures for the three months ended March 31, 2007 were $2.0 million related primarily to the purchase of computer equipment and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the three months ended March 31, 2007 were $11.3 million and $16.0 million, respectively. Total capital expenditures for the three months ended March 31, 2006 were $0.8 million related primarily to the purchase of computer equipment and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the three months ended March 31, 2006 were $12.0 million and $11.9 million, respectively.

Cash used in financing activities

Cash used in financing activities for the three months ended March 31, 2007 was primarily attributable to the repayment of $2.9 million in advances from SVB under the Non-Recourse Receivable Purchase Agreement and the repayment of approximately $0.1 million in debt. Cash used in financing activities for the three months ended March 31, 2006 was primarily attributable to the repayment of $1.1 million in advances from SVB under the Non-Recourse Receivable Purchase Agreement and the repayment of approximately $0.3 million in debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Effects of Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 1 of the Notes to the unaudited Consolidated Financial Statements in Item 1 of this Form 10–Q.

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

Netting. We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the three months ended March 31, 2007, 30% of our trading revenues were offset by selling activity.

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

Frequent settlement. We have two trading periods per month. Generally, payments from buyers are due fifteen days after the end of each trading period. This frequent settlement reduces the amount outstanding from our buyers. The frequent clearing of trading balances, together with the ability to net buy and sell transactions, allows our members to trade large dollar volumes while minimizing the outstanding balance that needs to be underwritten by additional sources of credit.

We occasionally issue internal credit lines to our members based on our review of a member’s financial statements and payment history with us. Typically, these internal credit lines are in excess of the credit lines issued by our third party underwriters. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. While there are no written procedures regarding the extension of credit lines, we have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. For the three months ended March 31, 2007, approximately 88% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which 45% were covered by our third party underwriters. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the future, we may elect to increase the amount of our credit we extend to our customers we deem creditworthy in order to reduce our credit underwriting costs. If buyers fail to pay us for any reason and we have not been able or have elected not to secure credit risk protection with respect to these buyers, our business could be adversely affected. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues that could materially affect our results of operations.

We have certain minimum annual commissions due pursuant to the terms of our agreements with each of GMAC and SVB. Pursuant to the terms of our agreement with GMAC and pursuant to the terms of our purchase agreement with SVB, which terminates on November 30, 2007, we are required to pay aggregate minimum annual commissions of $370,000. Under the terms of our agreement with GMAC, either party has the right to terminate the agreement upon one hundred twenty (120) days prior written notice.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exposure

The financial position and results of operations of our U.K. subsidiary are measured using GBP as the functional currency. The foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. The percentage of fee revenues denominated in British Pounds was approximately 12% for the year ended December 31, 2006 and 11% for the three months ended March 31, 2007.

Interest rate exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at December 31, 2006 or March 31, 2007. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and at March 31, 2007 our portfolio maturity was relatively short. Assuming an average investment level in short-term interest bearing securities of $40.0 million, a one-percentage point decrease in the applicable interest rate would result in a $400,000 decrease in interest income.

Under the terms of our credit agreement with SVB, our borrowings bear interest at the prime rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10,000 assuming $1 million of borrowings. At December 31, 2006 and March 31, 2007, we had no outstanding borrowings under this agreement.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

World Access Proceeding

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group (collectively “the Debtors”), filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855,000. The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors confirmed a Plan of Liquidation that created a trust to proceed with liquidating avoidance actions. The Trustee has been substituted as the Plaintiff in all avoidance actions. At a scheduling conference held on October 12, 2005, the Court set discovery cut-off dates that have been continued for cases where the Trustee seeks to recover in excess of $100,000, at the request of the Trustee. Plaintiff’s responses to certain discovery requests were due in November. The current discovery schedule designates July 10, 2007 as the deadline for all discovery, August 3, 2007 as the deadline for parties to file dispositive motions, and August 31, 2007 as the date by which the parties must file a joint pre-trial statement. The foregoing dates are uniform for all adversary cases (approximately 50) where the amount of the recovery sought by the Trustee exceeds $100,000 and may be further amended by the agreement of the parties. Based on the revised discovery plan and a statement from the Court at the scheduling conference, it does not appear that the Court will be ready to try any of the adversary proceedings before September 2007.

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

On May 9, 2005, the plaintiffs filed an unopposed motion to dismiss this case in federal court without prejudice for lack of subject matter jurisdiction. The court granted the plaintiffs’ motion on the same day. On November 4, 2005, Octane renewed the lawsuit by filing a substantially similar complaint in the Superior Court of New Jersey, Middlesex County, in an action entitled Octane Capital Fund I, L.P. v. Arbinet-thexchange, Inc., Docket No. MID-L-7990-05. Octane is the only plaintiff in the case. On October 3, 2006, we filed an answer denying all liability and asserting counterclaims against Octane for, among other reasons, breach of the Investors’ Rights Agreement in connection with Octane’s conduct seeking additional shares of stock and other relief. Octane filed its answer on October 27, 2006, denying all liability on our counterclaims. Discovery in this case is ongoing and we intend to defend vigorously against Octane’s claims.

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

World-Link filed its Answer and Counterclaims to the Complaint on January 23, 2006. By its Answer, World-Link denied Arbinet’s infringement allegations and asserted that the claims of the patents in suit are invalid. World-Link also asserted a counterclaim for declaratory judgment that it did not infringe the patents in suit and that the patents in suit were invalid, and counterclaims for tortuous interference with contractual relations and monopolization or attempted monopolization under Section 2 of the Sherman Act.

On February 8, 2006, the parties attended an initial conference with the Magistrate Judge assigned to the case for the purposes of setting a schedule for the case. No case schedule has been issued yet. Discovery has begun in the case. The parties negotiated and the court entered a Protective Order to govern the treatment of the confidential and proprietary information of the parties during the case. On March 30, 2006, we served a set of discovery requests on counsel for World-Link. Shortly thereafter, World-Link served discovery requests on our counsel. World-Link responded to our discovery requests and produced documents to us on June 1, 2006. We responded to World-Link’s discovery requests on June 8, 2006 and produced documents to World-Link subsequently. On September 22, 2006, the Court issued an order referring the case to mediation. The parties exchanged settlement proposals during mediation and the mediation ended without an agreement. The parties exchanged proposed construction of patent claim terms on March 8, 2007, and were scheduled to serve opening briefs on claim construction on March 29, 2007. However, prior to the March 29 deadline, World-Link filed a motion for a proposed consent judgment, which proposal does not require an admission of infringement. Since such consent judgment would be meaningless as it will allow World-Link to continue its infringing acts, Arbinet filed an opposition to this motion. On March 15, 2007, World-Link’s lead counsel filed a motion to withdraw as counsel citing Arbinet’s allegation of willful infringement, despite Arbinet’s offer to accommodate (and even though Arbinet’s original filed complaint alleges willful infringement). On March 21, 2007, World-Link filed a motion to stay discovery on the ground that the proposed consent judgment rendered further discovery unnecessary. Arbinet opposed the motion to stay discovery as it needs to uncover certain facts surrounding World-Link’s infringement and the willfulness of such tortuous act. On April 3, 2007, Arbinet filed a motion to add other World-Link affiliates as defendants in this action. On the morning of April 5, 2007, the day of the scheduled status conference, World-Link submitted a letter stating that it has filed a voluntary petition under Chapter 11 of the Bankruptcy Code. At the April 5 status conference, World-Link’s bankruptcy counsel represented that the action is automatically stayed. Arbinet promptly served a new complaint on the World-Link affiliates later that day. On April 13, 2007, Arbinet submitted a letter to the Court contending that the bankruptcy proceeding initiated by World-Link does not automatically stay, among other things, Arbinet’s motion to add non-bankrupt World-Link affiliates in the pending World-Link action. On April 27, 2007,

Arbinet filed, in the US Bankruptcy Court, District of New Jersey, where World-Link Telecom’s bankruptcy petition is pending, (i) a motion for an order determining that Section 362(a) of the Bankruptcy Code does not preclude the continued prosecution of an action for injunctive relief against post-petition patent infringement, and (ii) a motion for relief from stay, to the extent necessary, to allow the remainder of the action to proceed. On April 30, 2007, World-Link Telecom filed in the bankruptcy court a motion for an entry of an order authorizing World-Link Telecom to enter into a common interest agreement with its affiliated entities in defense of Arbinet’s patent infringement claims. On May 7, 2007, the bankruptcy court granted World-Link Telecom’s motion.

CHVP Proceeding

On April 6, 2006, CHVP Founders Fund I, L.P. (“CHVP”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York. CHVP seeks damages of over $1.87 million related to the transfer, by our founder and current director, Alex Mashinsky, of three million shares of our common stock to CHVP. CHVP had previously been sued by Mr. Mashinsky regarding the same transfer of shares. CHVP claims that we interfered with its ability to sell the shares during a 90-day period from December 2004 to March 2005, and alleges claims for violation of the Uniform Commercial Code, conversion, and breach of contract. On May 22, 2006, we filed our Answer and Counterclaim denying liability, and asserting counterclaims against CHVP for a declaratory judgment that the transfer of Mr. Mashinsky’s shares to CHVP is void or voidable, that Arbinet did not improperly interfere with CHVP’s sale of Arbinet stock during the lock up period, and that Mr. Mashinsky’s shares were subject to a particular market stand-off restriction pursuant to operative agreements. In addition, we filed a Third Party Complaint against Mr. Mashinsky requesting the same declaratory judgment described above, and asserted claims for breach of contract, breach of implied covenant of good faith and fair dealing, negligence, indemnification, and common law contribution in connection with Mr. Mashinsky’s transfer of Arbinet shares to CHVP. On June 12, 2006, CHVP filed its reply to our counterclaims, denying all liability, and on August 1, 2006, CHVP filed a motion for summary judgment on its claims. We opposed the summary judgment motion and the Court held a hearing on the motion on November 9, 2006. On January 8, 2007 the Court granted summary judgment in favor of CHVP on liability, bifurcating the damages claim to proceed to trial. On January 30, 2007 we filed a notice of appeal of that decision to the Appellate Division, First Department for the State of New York. We moved to stay the damages and other proceedings pending our appeal, which motion to stay was denied by the First Department on March 1, 2007. On April 2, 2007, Mr. Mashinsky answered the Third Party Complaint and filed a counterclaim against us for attorney’s fees. Arbinet and CHVP have reached an agreement in principle to settle the dispute, subject to a mutually acceptable settlement agreement.

Item 1A.	Risk Factors

There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

After deducting expenses of the offering, we received net offering proceeds of approximately $66.6 million. We used approximately $15.2 million of our net proceeds to redeem the outstanding shares of our Series B and Series B-1 preferred stock and approximately $10.0 million to repay principal and interest outstanding under our credit facility with Silicon Valley Bank. Approximately $40.0 million of the net proceeds of the offering have been invested in investment-grade marketable securities within the guidelines defined in our investment policy. Such funds remain invested in such securities as of March 31, 2007. The remaining proceeds have been used for working capital purposes. We regularly assess the specific uses and allocations for the remaining funds.

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit No.	Description of Exhibit
10.1	Amendment No. 1, dated as of March 16, 2007, to Offer Letter, dated as of May 9, 2001, by and between Arbinet-thexchange, Inc. and Robert Barbiere (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2007)

10.2	Amendment No. 1, dated as of March 16, 2007, to Employment Agreement, dated as of October 11, 2002, by and between Arbinet-thexchange, Inc. and Chi K. Eng (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2007)

10.3	Amendment No. 1, dated as of March 16, 2007, to Offer Letter, dated as of May 3, 2006, by and between Arbinet-thexchange, Inc. and Steven Heap (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2007)

10.4	Amendment No. 1, dated as of March 16, 2007, to Offer Letter, dated as of July 5, 2001, by and between Arbinet-thexchange, Inc. and Peter P. Sach (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2007)

10.5	Offer Letter by and between W. Terrell Wingfield, Jr. and Arbinet-thexchange, Inc., dated as of September 25, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on March 16, 2007)

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).*

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBINET-THEXCHANGE, INC.

Date: May 10, 2007	/s/ J. Curt Hockemeier
J. Curt Hockemeier President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007	/s/ John B. Wynne, Jr.
John B. Wynne, Jr. Chief Financial Officer (Principal Financial Officer)