Form 10-Q
period 2007-06-30
ARBINET THEXCHANGE INC
filed 2007-08-08
CIK 1136655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2007:

Class	Number of Shares
Common Stock, par value $0.001 per share	25,559,389

ARBINET-THEXCHANGE, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding anticipated future revenues, growth, capital expenditures, management’s future expansion plans, expected product and service developments or enhancements, and future operating results. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as: “believes,” “expects,” “may,” “will,” “should” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Various important risks and uncertainties may cause Arbinet’s actual results to differ materially from the results indicated by these forward-looking statements, including, without limitation: the ability of Arbinet to integrate its acquisition of Flowphonics Limited (now known as Broad Street Digital Limited); members (in particular, significant trading members) not trading on our exchange or utilizing our new and additional services (including data on thexchangeSM, DirectAxcessSM, PrivateExchangeSM, Assured AxcessSM and PeeringSolutionsSM); continued volatility in the volume and mix of trading activity (including the average call duration and the mix of geographic markets traded); our uncertain and long member enrollment cycle; the failure to manage our credit risk; failure to manage our growth; pricing pressure; investment in our management team and investments in our personnel; system failures, human error and security breaches that could cause Arbinet to lose members and expose it to liability; and Arbinet’s ability to obtain and enforce patent protection for our methods and technologies. For a further list and description of the risks and uncertainties the Company faces, please refer to Part I, Item 1A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007, and other filings, which have been filed with the Securities and Exchange Commission. Arbinet assumes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise and such statements are current only as of the date they are made.

PART 1. FINANCIAL INFORMATION

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2006	June 30, 2007
	($ in thousands except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$32,986	$24,562
Marketable securities	30,051	27,205
Trade accounts receivable (net of allowance of $1,183 and $1,207 at December 31, 2006 and June 30, 2007, respectively)	34,809	29,783
Prepaids and other current assets	1,966	3,520

Total current assets	99,812	85,070

Property and equipment, net	23,828	23,565
Intangible assets, net	4,357	3,756
Goodwill	2,183	2,604
Security deposits and other assets	2,342	2,419

Total Assets	$132,522	$117,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and other short-term debt	$670	$594
Due to Silicon Valley Bank	8,078	2,557
Accounts payable	19,945	15,036
Deferred revenue	3,220	2,876
Accrued and other current liabilities	10,418	11,311

Total current liabilities	42,331	32,374
Other long-term liabilities	3,260	2,962

Total liabilities	45,591	35,336

Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 25,851,493 and 25,827,228 shares issued at December 31, 2006 and June 30, 2007, respectively	26	26
Additional paid-in-capital	179,001	179,987
Treasury stock, 117,871 and 266,292 shares at December 31, 2006 and June 30, 2007, respectively	(1,513)	(2,373)
Accumulated other comprehensive loss	(619)	(557)
Accumulated deficit	(89,964)	(95,005)

Total Stockholders’ Equity	86,931	82,078

Total Liabilities and Stockholders’ Equity	$132,522	$117,414

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	($ in thousands except per share data)
Trading revenues	$115,797	$122,109	$233,408	$251,629
Fee revenues	11,456	12,500	23,186	25,186

Total revenues	127,253	134,609	256,594	276,815
Cost of trading revenues	115,769	122,212	233,343	251,772

	11,484	12,397	23,251	25,043

Cost and expenses:
Operations and development	4,428	5,414	8,681	10,494
Sales and marketing	1,957	2,382	3,795	4,715
General and administrative	5,115	4,019	8,269	8,483
Depreciation and amortization	1,681	2,038	3,518	4,165
Severance charges	—	1,021	—	1,021
Provision for Litigation	(93)	790	(93)	1,940

Total costs and expenses	13,088	15,664	24,170	30,818

Loss from operations	(1,604)	(3,267)	(919)	(5,775)
Interest income	762	683	1,445	1,475
Interest expense	(31)	(24)	(67)	(55)
Other income (expense), net	150	211	64	167

Income (loss) from continuing operations before income taxes	(723)	(2,397)	523	(4,188)
Provision for income taxes (income tax benefit)	(14)	76	(2)	162

Income (loss) from continuing operations	(709)	(2,473)	525	(4,350)
Income from discontinued operations, net of income tax of $4	121	—	121	—

Net income (loss)	$(588)	$(2,473)	$646	$(4,350)

Basic net income (loss) per share:
Continuing operations	$(0.03)	$(0.10)	$0.02	$(0.17)

Discontinued operations	$0.01	$—	$0.01	$—

Net income (loss)	$(0.02)	$(0.10)	$0.03	$(0.17)

Diluted net income (loss) per share:
Continuing operations	$(0.03)	$(0.10)	$0.02	$(0.17)

Discontinued operations	$0.01	$—	$0.01	$—

Net income (loss)	$(0.02)	$(0.10)	$0.03	$(0.17)

Shares used in computing basic net income per share	25,160,675	25,478,294	24,996,476	25,468,272

Shares used in computing diluted net income per share	25,160,675	25,478,294	25,687,748	25,468,272

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	6	(5)	12	(6)
Foreign currency translation adjustment	461	62	477	68

Comprehensive income (loss)	$(121)	(2,416)	$1,135	$(4,288)

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(Unaudited)

	Six Months Ended June 30,
	2006	2007
	($ in thousands)
Net income (loss)	$646	$(4,350)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,518	4,165
Stock-based compensation expense	565	980
Gain on discontinued operations	(121)	—
Foreign currency exchange gain	(442)	(294)
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,976	4,994
Other current assets, security deposits and other assets	(993)	(1,481)
Accounts payable	(133)	(5,007)
Deferred revenue, accrued expenses and other current liabilities	(743)	(131)
Other long-term liabilities	(302)	(327)

Net cash provided by (used in) operating activities	3,971	(1,451)

Cash flows from investing activities:
Purchases of property and equipment	(2,141)	(3,468)
Purchases of marketable securities	(27,176)	(25,389)
Proceeds from sales and maturities of marketable securities	22,734	28,229

Net cash used in investing activities	(6,583)	(628)

Cash flows from financing activities:
Repayment of indebtedness	(403)	(90)
Borrowings from (payments to) Silicon Valley Bank	1,836	(5,521)
Proceeds from exercise of stock options	126	6
Purchase of treasury shares	—	(860)
Payments on obligations under capital leases	(81)	(9)

Net cash provided by (used in) financing activities	1,478	(6,474)

Effect of foreign exchange net changes on cash	362	129

Net decrease in cash and cash equivalents	(772)	(8,424)

Cash and cash equivalents, beginning of year	40,365	32,986

Cash and cash equivalents, end of period	$39,593	$24,562

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Arbinet-thexchange, Inc. (“Arbinet” or the “Company”) and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all adjustments (consisting of normal, recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Reclassifications

Certain amounts in the comparative periods have been reclassified to conform to the current period’s presentation in the consolidated statements of operations and consolidated statements of cash flows. Amounts repaid under the SVB Non-Recourse Receivable Purchase Agreement are presented as “Payments to Silicon Valley Bank” in the accompanying statements of cash flows. Certain software and hardware maintenance costs were reclassified from “General and administrative” to “Operations and development” and “Sales and marketing”.

Effects of Recently Issued Accounting Pronouncements

FASB Statement No. 157: Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect that SFAS 157 will have a significant impact on our consolidated results of operations, cash flows and financial position.

FASB Statement No. 159: The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not expect that SFAS 159 will have a significant impact on our consolidated results of operations, cash flows and financial position.

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

The following is a reconciliation of the basic weighted average number of common shares outstanding to diluted weighted average number of common and common share equivalent shares outstanding:

	June 30,
	2006	2007
Basic number of common shares outstanding	24,996,476	25,468,272
Dilutive effect of unvested restricted stock, restricted stock units, stock options and warrants	691,272	—

Dilutive number of common and common share equivalents	25,687,748	25,468,272

For the six months ended June 30, 2006 and June 30, 2007 outstanding stock options of 1,581,476 and 1,181,012, respectively, have been excluded from the above calculations because the effect on net income (loss) per share would have been antidilutive. For the six months ended June 30, 2006 and June 30, 2007 warrants of 6,250 and 1,439, respectively, have been excluded from the above calculations because the effect on net income per share would have been antidilutive.

3. INCOME TAXES

The Company recorded an income tax benefit of $1,882 and an income tax provision of $161,846 for the six months ended June 30, 2006 and 2007, respectively. The income tax provision in 2007 represents the statutory requirements for state taxes. The income tax benefit of $1,882 in 2006 was based upon the Company’s 2006 estimated effective annual tax rate of approximately (1)%. The difference between the federal statutory tax rate and the estimated effective tax rate in 2006 was primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards and the impact of state taxes.

In 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company identified an aggregate of $1,281,000 of unrecognized tax benefits, including related estimated interest and penalties, due to uncertain tax positions. Approximately $589,000 of these uncertain tax positions resulted in a reduction of deferred tax assets against which the Company had recorded a full tax valuation allowance on its balance sheet. The balance of the unrecognized tax benefits, amounting to $692,000, which includes interest and penalties, was recorded as an increase to accumulated deficit and an increase of $656,000 and $36,000 to “accrued and other current liabilities” and “other long-term liabilities”, respectively. While the Company believes that it has identified all reasonably identifiable exposures and that the reserve it has established for such exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause the Company to either materially increase or reduce the amount of our tax reserve.

As of January 1, 2007, after the implementation of FIN 48, the amount of unrecognized tax benefits is $1,160,000, of which, recognition of $692,000 would impact the Company’s effective tax rate. There were no material changes in this amount as of June 30, 2007.

The Company recognizes potential interest and penalties relating to income tax positions as a component of the provision for income taxes. As of January 1, 2007, the Company has recorded a liability for the payment of interest and penalties of $58,000 and $63,000, respectively.

The Company's U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2003 onward. The Company is no longer subject to federal, state or foreign income tax assessments for years prior to 2003. The Company is not currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions. Foreign income tax returns are generally subject to examination for a period of three to six years after filing of the respective return. The Company is currently under examination in the United Kingdom for its 2004 and 2005 tax years.

Within the next twelve months, the Company expects to complete a formal study of changes in its ownership since the prior testing date which occurred in 2004. The Company’s total amount of unrecognized tax benefits may change. Depending on the outcome of this study, an estimate of the range of this reasonably possible change is from a decrease in the liability of $546,000 to no change. In the event that the Company’s income tax examination in the United Kingdom concludes within the next twelve months, the Company’s total amounts of unrecognized tax benefits, excluding related estimated interest and penalties, may change. Depending on the outcome of this examination, an estimate of the range of this reasonably possible change is from an increase of $408,000 to a decrease of $612,000 in deferred tax assets. The Company had recorded a full tax valuation allowance on its balance sheet and this item will have no impact on the statement of operations.

4. STOCKHOLDERS’ EQUITY

The table below summarizes the issued share activity for the Company’s common stock since December 31, 2006. Treasury shares held by the Company are included in these balances:

Balance as of December 31, 2006	25,851,493
Retirement of restricted stock	(31,308)
Exercise of options	7,043

Balance as of June 30, 2007	25,827,228

On June 11, 2007, the Board of Directors of Arbinet authorized the repurchase of up to $15 million of the Company’s common stock at any time and from time to time (the “Repurchase Plan”). The share repurchases may be made at management’s discretion in the open market in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, and other factors. The Repurchase Plan may be suspended or discontinued at any time. Shares of the Company’s common stock repurchased under the Repurchase Plan will be held in the Company’s treasury. As of June 30, 2007, the Company has repurchased 140,549 shares of its stock for $816,062.

5. RESTRUCTURING AND SEVERANCE CHARGES

Restructuring: During 2001 and 2002, the Company exited two separate facilities and accordingly recorded charges for the future lease obligations, net of estimated sub-lease income. The table below shows the amount of the charges and the cash payments related to those liabilities.

($ in thousands)
Balance as of December 31, 2006	$1,724
Cash payments	(245)

Balance as of June 30, 2007	$1,479

As of June 30, 2007, $0.5 million of the $1.5 million balance is recorded in accrued and other current liabilities and $1.0 million is recorded in other long-term liabilities.

Severance Charges: In June 2007, the Company recorded severance charges related to a resignation agreement entered into with our former Chief Executive Officer and a workforce reduction of certain employees in our Voice and Data Services segment. In accordance with SFAS No. 112 (“SFAS 112”), “Employers’ Accounting for Post-employment Benefits”, an amendment of FASB Statements No. 5 and 43, benefits were provided pursuant to a severance plan which used a standard formula of paying benefits based upon tenure with the Company. The accounting for these severance costs has met the four requirements of SFAS 112 which are: (i) the Company’s obligation relating to employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; (ii) the obligation relates to rights that vest or accumulate; (iii) payment of the compensation is probable; and (iv) the amount can be reasonably estimated. All severance related obligations related to these charges will be paid by the end of the third quarter of 2007.

6. PROPERTY AND EQUIPMENT

During the quarter ended June 30, 2007 (the determination date), the Company decommissioned certain fixed assets located at its Exchange Delivery Point in London. Management is committed to selling this equipment and expects to recover the carrying amount, which is approximately $183,000 as of June 30, 2007. The Company believes these assets will be sold no later than the end of the second quarter of fiscal 2008. On the determination date, the Company determined that the plan of sale criteria in SFAS No, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. The carrying value of this equipment that is held for sale is included in “prepaids and other current assets” as of June 30, 2007. The carrying amount of this equipment as of December 31, 2006 was approximately $397,000, which is included in “property and equipment, net”. Also included in “prepaids and other current assets” as of June 30, 2007 are approximately $128,000 of previously decommissioned fixed assets located at the Company’s Exchange Delivery Point in New York.

7. GOODWILL AND INTANGIBLES, NET

The balance of goodwill was $2,182,680 and $2,603,833 at December 31, 2006 and June 30, 2007, respectively. During the quarter ended March 31, 2007, in accordance with SFAS No. 141, “Business Combinations”, the Company completed the allocation of purchase price related to the acquisition of all of the outstanding common stock of Flowphonics Limited, now known as Broad Street Digital Limited (the “Broad Street Digital Acquisition”). The reallocation resulted in an increase in goodwill of $330,000 and a corresponding reduction in the amount allocated to identifiable intangible assets.

As of June 30, 2007, amounts attributable to the Digital Media segment were $385,000 of goodwill and $1,573,000 of intangible assets, net. The balance of the goodwill and intangible assets, net, are attributable to the Voice and Data Services segment.

8. SEGMENT REPORTING

In fiscal year 2007, we have two reportable segments, Voice and Data Services which is an electronic market for trading, routing and settling communications capacity and Digital Media which currently operates a license management platform for intellectual property rights and digital content distribution. In fiscal 2006, the Company operated in one business segment. We identified our segments in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Interim Chief Executive Officer or Chief Executive Officer. Our Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

We evaluate the performance of each reportable segment based on fee revenues and income (loss) from operations. Asset balances by reportable segment have not been included in the segment table below, as these are managed on a company-wide level and are not allocated to each segment for management reporting purposes.

	For the Three Months ended
	June 30, 2007
	($ in thousands)
	Voice and Data Services	Digital Media	Consolidated
Fee revenues	$12,503	$(3)	$12,500
Loss from operations	(2,457)	(810)	(3,267)
Interest income	683	—	683
Interest expense	17	7	24
Other income (expense), net	193	18	211
Loss before income taxes	$(1,598)	$(799)	$(2,397)

	For the Six Months ended
	June 30, 2007
	($ in thousands)
	Voice and Data Services	Digital Media	Consolidated
Fee revenues	$25,146	$40	$25,186
Loss from operations	(4,243)	(1,532)	(5,775)
Interest income	1,475	—	1,475
Interest expense	39	16	55
Other income (expense), net	148	19	167
Loss before income taxes	$(2,659)	$(1,529)	$(4,188)

9. COMMITMENTS AND CONTINGENCIES

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

World Access Proceeding

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group (collectively “the Debtors”), filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855,000. The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors confirmed a Plan of Liquidation that created a trust to proceed with liquidating avoidance actions. The Trustee has been substituted as the Plaintiff in all avoidance actions. At a scheduling conference held on October 12, 2005, the Court set discovery cut-off dates that have been continued for cases where the Trustee seeks to recover in excess of $100,000, at the request of the Trustee. Plaintiff’s responses to certain discovery requests were due in November. The current discovery schedule designates August 13, 2007 as the deadline for all discovery. Based on the revised discovery plan and a statement from the Court at the scheduling conference, it does not appear that the Court will be ready to try any of the adversary proceedings before the fourth quarter of 2007.

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

On July 12, 2007, the parties entered into a Settlement Agreement and Release the impact of which has been recorded in the “Provision for Litigation” as of June 30, 2007. A voluntarily dismissal with prejudice was entered on July 24, 2007.

Mashinsky Series E Proceeding

On May 13, 2005, we received a letter from counsel representing Alex Mashinsky, our founder, former officer and a current director, together with a draft complaint and a draft press release, threatening to commence litigation in the Southern District of New York against us, as well as against Communications Ventures III, L.P., one of our stockholders, former director Anthony L. Craig, former director Roland A. Van der Meer, and our former President, Chief Executive Officer and director, J. Curt Hockemeier, if we do not agree to an “amicable settlement” with him. Mr. Mashinsky alleges breach of fiduciary duty, self-dealing, fraud, and breach of contract in connection with our Series E preferred stock offering consummated in 2001, asserting over $90 million in damages. According to his correspondence he “is prepared to discuss settlement of this matter at an amount representing a significant discount.” By letter dated May 31, 2005, the Company and other potential defendants responded to Mr. Mashinsky’s letter, denying any liability and describing potential counterclaims that would be asserted against Mr. Mashinsky should he pursue his claims.

On July 13, 2007, the Company entered into an agreement with Mr. Mashinsky in which he agreed, among other things, to release the Company from any claims relating to the Series E preferred stock offering, including, but not limited to, the allegations outlined in the May 13, 2005 letter. The impact of this agreement has been recorded in the “Provision for Litigation” as of June 30, 2007.

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

On February 8, 2006, the parties attended an initial conference with the Magistrate Judge assigned to the case for the purposes of setting a schedule for the case. No case schedule has been issued yet. Discovery has begun in the case. The parties negotiated and the court entered a Protective Order to govern the treatment of the confidential and proprietary information of the parties during the case. On March 30, 2006, we served a set of discovery requests on counsel for World-Link. Shortly thereafter, World-Link served discovery requests on our counsel. World-Link responded to our discovery requests and produced documents to us on June 1, 2006. We responded to World-Link’s discovery requests on June 8, 2006 and produced documents to World-Link subsequently. On September 22, 2006, the Court issued an order referring the case to mediation. The parties exchanged settlement proposals during mediation and the mediation ended without an agreement. The parties exchanged proposed construction of patent claim terms on March 8, 2007, and were scheduled to serve opening briefs on claim construction on March 29, 2007. However, prior to the March 29 deadline, World-Link filed a motion for a proposed consent judgment, which proposal does not require an admission of infringement. Since such consent judgment would be meaningless, as it will allow World-Link to continue its infringing acts, Arbinet filed an opposition to this motion. On March 15, 2007, World-Link’s lead counsel filed a motion to withdraw as counsel citing Arbinet’s allegation of willful infringement, despite Arbinet’s offer to accommodate (and even though Arbinet’s original filed complaint alleges willful infringement). On March 21, 2007, World-Link filed a motion to stay discovery on the ground that the proposed consent judgment rendered further discovery unnecessary. Arbinet opposed the motion to stay discovery, as it needs to uncover certain facts surrounding World-Link’s infringement and the willfulness of such tortuous act. On April 3, 2007, Arbinet filed a motion to add other World-Link affiliates as defendants in this action. On the morning of April 5, 2007, the day of the scheduled status conference, World-Link submitted a letter stating that it has filed a voluntary petition under Chapter 11 of the Bankruptcy Code. At the April 5 status conference, World-Link’s bankruptcy counsel represented that the action is automatically stayed. Arbinet promptly served a new complaint on the World-Link affiliates later that day. On April 13, 2007, Arbinet submitted a letter to the Court contending that the bankruptcy proceeding initiated by World-Link does not automatically stay, among other things, Arbinet’s motion to add non-bankrupt World-Link affiliates in the pending World-Link action. On April 27, 2007, Arbinet filed, in the US Bankruptcy Court, District of New Jersey, where World-Link Telecom’s bankruptcy petition is pending, (i) a motion for an order determining that Section 362(a) of the Bankruptcy Code does not preclude the continued prosecution of an action for injunctive relief against post-petition patent infringement, and (ii) a motion for relief from stay, to the extent necessary, to allow the remainder of the action to proceed. On April 30, 2007, World-Link Telecom filed in the bankruptcy court a motion for an entry of an order authorizing World-Link Telecom to enter into a common interest agreement with its affiliated entities in defense of Arbinet’s patent infringement claims.

The parties have recently engaged in discussions to resolve this matter and have agreed to submit this matter to mediation if such discussions are unsuccessful.

CHVP Proceeding

On April 6, 2006, CHVP Founders Fund I, L.P. (“CHVP”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York. CHVP seeks damages of over $1.87 million related to the transfer, by our founder and current director, Alex Mashinsky, of three million shares of our common stock to CHVP. CHVP had previously been sued by Mr. Mashinsky regarding the same transfer of shares. CHVP claims that we interfered with its ability to sell the shares during a 90-day period from December 2004 to March 2005, and alleges claims for violation of the Uniform Commercial Code, conversion, and breach of contract. On May 22, 2006, we filed our Answer and Counterclaim denying liability, and asserting counterclaims against CHVP for a declaratory judgment that the transfer of Mr. Mashinsky’s shares to CHVP is void or voidable, that Arbinet did not improperly interfere with CHVP’s sale of Arbinet stock during the lock up period, and that Mr. Mashinsky’s shares were subject to a particular market stand-off restriction pursuant to operative agreements. In addition, we filed a Third Party Complaint against Mr. Mashinsky requesting the same declaratory judgment described above, and asserted claims for breach of contract, breach of implied covenant of good faith and fair dealing, negligence, indemnification, and common law contribution in connection with Mr. Mashinsky’s transfer of Arbinet shares to CHVP. As of May 11, 2007, the matter was settled between the parties the impact of which has been recorded in the “Provision for Litigation” as of June 30, 2007.

The action was dismissed with prejudice on May 29, 2007.

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

Revenue

We generate revenues from both the trading that members conduct on our exchange, which we refer to as trading revenues, and the fees we charge members for the ability to trade on our exchange, which we refer to as fee revenues. Our trading revenue represents the aggregate dollar value of the calls that are routed through our switches at prices agreed to by the buyer and seller of the capacity. For example, if a 10-minute call is originated in France and routed through our facilities to a destination in India for $0.11 per minute, we record $1.10 of trading revenue for the call. Under our AssuredAxcess product, we offer our members the ability to buy and sell minutes to specific markets at fixed rates. We may incur losses associated with this trading revenue. Historically, these losses have not been material to our operating results. Our system automatically records all traffic terminated through our switches.

We record trading revenues principally because:

•	all traffic traded on our exchange is routed through one of our switches; and

•	we are obligated to pay sellers for the minutes they sell on our exchange regardless of whether we ultimately collect from buyers.

Our fee revenues represent the following:

•

usage fees for the number of minutes or megabytes that are routed through our switches and price improvement, which represents cost savings generated by our trading platform, which collectively comprised approximately 75% and 80% of fee revenues for the six months ended June 30, 2006 and 2007, respectively;

•	a credit risk management fee, which is a charge for the credit management, clearing and settlement services we provide;

•	a membership fee to join our exchange; and

•	fees for additional services as utilized by our members for items such as premium service offerings and accelerated payment terms.

Costs and Expenses

Our cost of trading revenues consists of the cost of calls, which are routed through our switches at the price agreed to by both the buyer and seller of the capacity. Using the example above in the caption “Revenues”, we would record cost of trading revenues equal to $1.10, an amount that we would pay to the seller.

Operations and development expense consists of costs related to supporting our exchange, such as salaries, benefits, and related costs of engineering, technical support, product and software development and system support personnel, as well as facilities and interconnect costs. Sales and marketing consists of salaries, benefits, commissions, and related costs of sales and marketing personnel, trade shows and other marketing activities. General and administrative costs consist of salaries, benefits, and related costs of corporate, finance and administrative personnel, facilities costs, bad debt expense and outside service costs, such as legal and accounting fees.

Strategic Alternatives

On October 23, 2006, we announced that our Board of Directors formed a special committee of independent directors (the “Special Committee”) to explore a broad range of strategic alternatives to enhance shareholder value. These alternatives included, but were not limited to, a revised business plan, operating partnerships, joint ventures, strategic alliances, a recapitalization, and the sale or merger of the Company. Until Mr. Moore’s appointment as Interim Chief Executive Officer and President, the Special Committee was composed of Robert C. Atkinson, Michael J. Donahue, Roger H. Moore and Michael J. Ruane, each an independent director of Arbinet. Mr. Donahue serves as the Chairman of the Special Committee. The Special Committee retained Jefferies & Company, Inc. as its financial advisors and Goodwin Procter LLP as its legal counsel to assist it in its work. Mr. Moore resigned from the Special Committee on June 11, 2007 in connection with his appointment as Interim Chief Executive Officer and President.

On June 11, 2007, we announced that our Special Committee had completed its review of strategic alternatives. After an extensive analysis of a broad range of alternatives, the Board determined that the best alternative to maximize shareholder value in the near-term is to return cash to shareholders through a stock repurchase plan of up to $15 million. The Board will continue to evaluate additional options for capital allocation, including a possible expansion of the stock repurchase plan, as well as initiatives to strengthen the Company’s business.

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

Income taxes. We have net deferred tax assets, reflecting net operating loss, or NOL, carryforwards and other deductible differences, which may reduce our taxable income in future years. These net deferred tax assets are offset by a valuation allowance resulting in no tax benefit being recognized related to these net deferred tax assets. We are required to periodically assess the realization of our deferred tax assets and changes in circumstances may require adjustments in future periods. The amount of net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If it becomes more likely than not that we will recognize a future tax benefit from the deferred tax assets, we may need to reverse some or all of our valuation allowance. When evaluating the ability for the Company to record a net deferred tax asset, SFAS No. 109, “Accounting for Income Taxes,” requires us to consider all sources of taxable income as well as all available evidence to determine that it is more likely than not that we will be able to utilize this asset. At December 31, 2006 a full valuation allowance in the amount of $39.7 million has been recorded against net deferred tax assets since at that date, the Company was unable to conclude that it was more likely than not that it would realize those assets. We will continue to refine and monitor all available evidence during future periods in order to more fully evaluate the recoverability of the Company’s deferred tax assets.

On January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”) to account for uncertain tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Included in the Company’s Consolidated Balance Sheet at June 30, 2007 is approximately $0.7 million of accrued and other current liabilities associated with uncertain tax positions in the various jurisdictions in which we conduct business.

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

Litigation reserves. The establishment of litigation reserves requires judgments concerning the ultimate outcome of pending litigation against the Company and its subsidiaries. These reserves are based on the application of SFAS No. 5, “Accounting for Contingencies,” (“SFAS 5”) which requires us to record a reserve if we believe an adverse outcome is probable and the amount of the probable loss is capable of reasonable estimation. In applying judgment, management utilizes, among other things, opinions and estimates obtained from outside legal counsel to apply the standards of SFAS 5. Accordingly, estimated amounts relating to certain litigation have met the criteria for the recognition of a liability under SFAS 5. Litigation by its nature is uncertain and the determination of whether any particular case involves a probable loss or the amount thereof requires the exercise of considerable judgment, which is applied as of a certain date. The required reserves may change in the future due to new matters, developments in existing matters or if we determine to change our strategy with respect to any particular matter.

Results of Operations

Comparison of Six months Ended June 30, 2006 and 2007

Trading revenues and cost of trading revenues

Trading revenues increased 7.8% from $233.4 million for the six months ended June 30, 2006 to $251.6 million for the six months ended June 30, 2007. The increase in trading revenues was due to an increase in the volume traded by our members principally due to an increase in the number of members on our exchange from 446 on June 30, 2006 to 908 on June 30, 2007. This increase in volume was partially offset by a lower average trade rate per minute. A total of 7.1 billion minutes were bought and sold on Arbinet’s exchange in the six months ended June 30, 2007, an increase of 19% from the 6.0 billion minutes for the six months ended June 30, 2006. This increase was due to 907.2 million completed calls in the six months ended June 30, 2007, representing a 33% increase over the 679.6 million completed calls for the six months ended June 30, 2006. These gains were partially offset by a decrease in the average call duration from 4.4 minutes per call on our exchange for the six months ended June 30, 2006 to 3.9 minutes per call for the six months ended June 30, 2007. The lower average call duration was primarily a result of a change in the mix of geographic markets and the mix of fixed versus mobile minutes traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

As a result of increases in trading revenues, cost of trading revenues increased 7.9% from $233.3 million for the six months ended June 30, 2006 to $251.8 million for the six months ended June 30, 2007.

Fee revenues

Fee revenues increased 8.6% from $23.2 million for the six months ended June 30, 2006 to $25.2 million for the six months ended June 30, 2007. Fee revenues increased as a result of a 19% increase in minutes traded on the exchange offset, in part, by lower pricing. Average fee revenue per minute was $0.0035 in the six months ended June 30, 2007 compared to $0.0039 in the six months ended June 30, 2006. Average fee revenue per minute declined principally due to the mix of minutes traded on the exchange. We may provide incentives to increase member trading on our exchange which, combined with changes in the mix of minutes traded, may lead to a decline in average fee revenue per minute in the future. Fee revenues from our Digital Media segment for the six months ended June 30, 2007 were not material.

Operations and development

Operations and development costs increased 20.9% from $8.7 million for the six months ended June 30, 2006 to $10.5 million for the six months ended June 30, 2007. This increase was principally the result of increased compensation-related expenses of $1.1 million. The increase in compensation-related expenses is principally the result of increased headcount to support our businesses. Operations and development expenses for the six months ended June 30, 2007 include $0.7 million from our Digital Media segment.

Sales and marketing

Sales and marketing expenses increased 24.3% from $3.8 million for the six months ended June 30, 2006 to $4.7 million for the six months ended June 30, 2007. This increase was principally the result of increased compensation-related expenses of $0.5 million; higher consulting fees of $0.1 million; and higher marketing-related expenses of $0.2 million. Sales and marketing expenses for the six months ended June 30, 2007 include $0.6 million from our Digital Media segment.

General and administrative

General and administrative expenses were $8.3 million for the six months ended June 30, 2006 and $8.5 million for the six months ended June 30, 2007 as decreased legal fees of $0.9 million were offset by higher compensation-related expenses of $0.5 million; increased consulting and accounting fees of $0.4 million and higher bad debt expense of $0.2 million. General and administrative expenses for the six months ended June 30, 2007 related to our Digital Media segment were not material.

Depreciation and amortization

Depreciation and amortization increased from $3.5 million for the six months ended June 30, 2006 to $4.2 million for the six months ended June 30, 2007. This increase was the result of depreciation expense relating to capital expenditures during 2007, 2006 and 2005 and amortization expense associated with the intangible assets related to the acquisition of Broad Street Digital Limited in December 2006. Depreciation and amortization expense for the six months ended June 30, 2007 include $0.2 million from our Digital Media segment.

Severance charges

During the six months ended June 30, 2007, we recognized a charge of approximately $1.0 million, representing severance charges related to a resignation agreement entered into with our former Chief Executive Officer and to a workforce reduction of certain employees in our Voice and Data segment.

Provision for Litigation

During the six months ended June 30, 2007, we recognized a charge of $1.9 million representing management’s estimate of potential loss exposure in certain litigation matters. During June 2006, we settled certain litigation for $93 thousand less than the amount previously accrued.

Interest and other income/expense

Interest income increased from $1.4 million for the six months ended June 30, 2006 to $1.5 million for the six months ended June 30, 2007. This increase was primarily due to a higher average rate of return on invested cash and marketable securities partially offset by lower average balances in 2007 versus 2006. Other income (expense), net includes late fees charged by the Company to its members, net gains resulting from foreign currency transactions and fees paid by the Company under its third-party credit arrangements.

Provision for income taxes/income tax benefit

The Company recorded an income tax benefit of $2 thousand and an income tax provision of $200 thousand for the six months ended June 30, 2006 and 2007, respectively. The income tax provision in 2007 represents the statutory requirements for state taxes. The income tax benefit of $2 thousand in 2006 was based upon the Company’s 2006 estimated effective annual tax rate of approximately (1)%. The difference between the federal statutory tax rate and the estimated effective tax rate in 2006 was primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards and the impact of state taxes.

Discontinued operations

Management reevaluated the liability related to a discontinued operation from 1999 and determined that approximately $225 thousand was needed at June 30, 2006. Accordingly, $121 thousand, net of income tax of $4 thousand, was recognized as income from discontinued operations in the six months ended June 30, 2006.

Comparison of Three Months Ended June 30, 2006 and 2007

Trading revenues and cost of trading revenues

Trading revenues increased 5.5% from $115.8 million for the three months ended June 30, 2006 to $122.1 million for the three months ended June 30, 2007. The increase in trading revenues was due to an increase in the volume traded by our members principally due to an increase in the number of members on our exchange from 446 on June 30, 2006 to 908 on June 30, 2007. This increase in volume was partially offset by a lower average trade rate per minute. A total of 3.48 billion minutes were bought and sold on Arbinet’s exchange in the three months ended June 30, 2007, an increase of 17% from the 2.99 billion minutes for the three months ended June 30, 2006. This increase was due to 465.4 million completed calls in the three months ended June 30, 2007, representing a 39.6% increase over the 333.5 million completed calls for the three months ended June 30, 2006. These gains were partially offset by a decrease in the average call duration from 4.5 minutes per call on our exchange for the three months ended June 30, 2006 to 3.7 minutes per call for the three months ended June 30, 2007. The lower average call duration was primarily a result of a change in the mix of geographic markets and the mix of fixed versus mobile minutes traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

As a result of increases in trading revenues, cost of trading revenues increased 5.6% from $115.8 million for the three months ended June 30, 2006 to $122.2 million for the three months ended June 30, 2007.

Fee revenues

Fee revenues increased 9.1% from $11.5 million for the three months ended June 30, 2006 to $12.5 million for the three months ended June 30, 2007. Fee revenues increased as a result of a 17% increase in minutes traded on the exchange offset, in part, by lower pricing. Average fee revenue per minute was $0.0036 in the three months ended June 30, 2007 compared to $0.0038 in the three months ended June 30, 2006. Average fee revenue per minute declined principally due to the mix of minutes traded on the exchange. We may provide incentives to increase member trading on our exchange which combined with changes in the mix of minutes traded, may lead to a decline in average fee revenue per minute in the future. Fee revenues from our Digital Media segment for the three months ended June 30, 2007 were not material.

Operations and development

Operations and development costs increased 22.3% from $4.4 million for the three months ended June 30, 2006 to $5.4 million for the three months ended June 30, 2007. This increase was principally the result of increased compensation-related expenses of $0.6 million. Most of the increase in compensation-related expenses is the result of increased headcount to support our businesses. Operations and development expenses for the three months ended June 30, 2007 include $0.4 million from our Digital Media segment.

Sales and marketing

Sales and marketing expenses increased 21.8% from $2.0 million for the three months ended June 30, 2006 to $2.4 million for the three months ended June 30, 2007. This increase was principally the result of increased compensation-related expenses of $0.3 million and higher marketing-related expenses of $0.1 million. Sales and marketing expenses for the three months ended June 30, 2007 include $0.3 million from our Digital Media segment.

General and administrative

General and administrative expenses decreased 21.4% from $5.1 million for the three months ended June 30, 2006 to $4.0 million for the three months ended June 30, 2007. This decrease was principally attributable to a decrease in legal fees of $1.7 million. Legal fees in the three months ended June 30, 2006 included amounts related to the proxy contest in connection with the election of two Class II Directors at our 2006 Annual Meeting of Stockholders. This decrease was partially offset by higher compensation-related expenses of $0.2 million; higher consulting and accounting fees of $0.2 million and higher bad debt expense of $0.2 million. General and administrative expenses for the three months ended June 30, 2007 related to our Digital Media segment were not material.

Depreciation and amortization

Depreciation and amortization increased from $1.7 million for the three months ended June 30, 2006 to $2.0 million for the three months ended June 30, 2007. This increase was the result of depreciation expense relating to capital expenditures during 2007 and 2006 and amortization expense associated with the intangible assets related to the acquisition of Broad Street Digital Limited in December 2006. Depreciation and amortization expense for the three months ended June 30, 2007 include $0.1 million from our Digital Media segment.

Severance charges

During the three months ended June 30, 2007, we recognized a charge of approximately $1.0 million, representing severance charges related to a resignation agreement entered into with our former Chief Executive Officer and to a workforce reduction of certain employees in our Voice and Data segment.

Provision for Litigation

During the three months ended June 30, 2007, we recognized a charge of $790 thousand representing management’s estimate of potential loss exposure in certain litigation matters. During June 2006, we settled certain litigation for $93 thousand less than the amount previously accrued.

Interest and other income/expense

Interest income decreased from $0.8 million for the three months ended June 30, 2006 to $0.7 million for the three months ended June 30, 2007. This increase was primarily due to lower average balances in 2007 versus 2006 partially offset by a higher average rate of return on invested cash and marketable securities. Other income (expense), net includes late fees charged by the Company to its members, net gains resulting from foreign currency transactions and fees paid by the Company under its third-party credit arrangements.

Provision for income taxes/income tax benefit

The Company recorded an income tax benefit of $14 thousand and an income tax provision of $76 thousand for the three months ended June 30, 2006 and 2007, respectively. The income tax provision in 2007 represents the statutory requirements for state taxes. The income tax benefit of $14 thousand in 2006 was based upon the Company’s 2006 estimated effective annual tax rate of approximately (1)%. The difference between the federal statutory tax rate and the estimated effective tax rate in 2006 was primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards and the impact of state taxes.

Discontinued operations

Management reevaluated the liability related to a discontinued operation from 1999 and determined that approximately $225 thousand was needed at June 30, 2006. Accordingly, $121 thousand, net of income tax of $4 thousand, was recognized as income from discontinued operations in the three months ended June 30, 2006.

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

During the six months ended June 30, 2007, we made approximately $3.5 million of capital expenditures related primarily to the purchase of computer equipment and telecommunications switching equipment and amounts paid for software development which was capitalized. At June 30, 2007 we had cash and cash equivalents of $24.6 million and marketable securities of $27.2 million. We also are party to a $25.0 million lending facility with Silicon Valley Bank, (“SVB”), under which we can borrow against our accounts receivable and general corporate assets. As of June 30, 2007, we had the full $25.0 million available to us, as no amounts were outstanding under this facility. Our current credit facility with SVB expires on November 30, 2007. We believe that our current cash balances and cash flows from operating activities, should be sufficient for us to fund our current operations for the foreseeable future. To the extent we require additional capital to fund our working capital or capital expenditures, we intend to seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all.

The following table sets forth components of our cash flows for the following periods:

	Six Months Ended June 30,
	2006	2007
	($ in thousands)
Net cash provided by (used in) operating activities	$3,971	$(1,451)
Net cash used in investing activities	(6,583)	(628)
Net cash provided by (used in) financing activities	1,478	(6,474)

Cash provided by (used in) operating activities

Cash used in operations for the six months ended June 30, 2007 was primarily attributable to a net loss of $4.4 million and cash used by the change in operating net assets of $2.0 million, partially offset by non-cash expenses including depreciation and amortization of $4.2 million. Cash provided by operating activities for the six months ended June 30, 2006 was primarily attributable to net income of $0.6 million and depreciation and amortization of $3.5 million.

Cash used in investing activities

Total capital expenditures for the six months ended June 30, 2007 were $3.5 million related primarily to the purchase of computer equipment and telecommunications switching equipment and amounts paid to third parties for software development which were capitalized. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the six months ended June 30, 2007 were $25.4 million and $28.2 million, respectively. Total capital expenditures for the six months ended June 30, 2006 were $2.1 million related primarily to the purchase of telecommunications switching equipment and amounts paid to third parties for software development which were capitalized. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the six months ended June 30, 2006 were $27.2 million and $22.7 million, respectively.

Cash used in financing activities

Cash used in financing activities for the six months ended June 30, 2007 was primarily attributable to the repayment of $5.5 million in advances from SVB under the Non-Recourse Receivable Purchase Agreement, the purchase of $0.9 million of treasury stock under the previously mentioned stock purchase plan and the repayment of approximately $0.1 million in debt. Cash used in financing activities for the six months ended June 30, 2006 was primarily attributable to the borrowing of $1.8 million in advances from SVB under the Non-Recourse Receivable Purchase Agreement and the repayment of approximately $0.5 million in debt.

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

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on our exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on our exchange. As part of managing the credit risk associated with buyers on our exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

•

Netting. We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the six months ended June 30, 2007, 30% of our trading revenues were offset by selling activity.

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

We occasionally issue internal credit lines to our members based on our review of a member’s financial statements and payment history with us. Typically, these internal credit lines are in addition to the credit lines issued by our third party underwriters. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. For the six months ended June 30, 2007, approximately 90% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which 44% were covered by our third party underwriters. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the future, we may elect to increase the amount of internal credit we extend to customers we deem creditworthy in order to reduce our credit underwriting costs. If buyers fail to pay us for any reason and we have not been able or have elected not to secure credit risk protection with respect to these buyers, our business could be adversely affected. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues that could materially affect our results of operations.

We have certain minimum annual payments due pursuant to the terms of our agreements with each of GMAC and SVB. Pursuant to the terms of our agreement with GMAC and pursuant to the terms of our purchase agreement with SVB, which terminates on November 30, 2007, we are required to make aggregate minimum annual payments of $370,000. Under the terms of our agreement with GMAC, either party has the right to terminate the agreement upon one hundred twenty (120) days prior written notice.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exposure

The financial position and results of operations of our U.K. subsidiary are measured using the British pound as the functional currency. The foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. The percentage of fee revenues denominated in British pounds was approximately 12% for the year ended December 31, 2006 and 12% for the six months ended June 30, 2007.

Interest rate exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at December 31, 2006 or June 30, 2007. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and at June 30, 2007 our portfolio maturity was relatively short in duration. Assuming an average investment level in short-term interest bearing securities of $40.0 million, a one-percentage point decrease in the applicable interest rate would result in a $400,000 decrease in interest income.

Under the terms of our credit agreement with SVB, our borrowings bear interest at the prime rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10,000 assuming $1.0 million of borrowings. At December 31, 2006 and June 30, 2007, we had no outstanding borrowings under this agreement.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of June 30, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2. OTHER INFORMATION

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

World Access Proceeding

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group (collectively “the Debtors”), filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855,000. The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors confirmed a Plan of Liquidation that created a trust to proceed with liquidating avoidance actions. The Trustee has been substituted as the Plaintiff in all avoidance actions. At a scheduling conference held on October 12, 2005, the Court set discovery cut-off dates that have been continued for cases where the Trustee seeks to recover in excess of $100,000, at the request of the Trustee. Plaintiff’s responses to certain discovery requests were due in November. The current discovery schedule designates August 13, 2007 as the deadline for all discovery. Based on the revised discovery plan and a statement from the Court at the scheduling conference, it does not appear that the Court will be ready to try any of the adversary proceedings before the fourth quarter of 2007.

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

On July 12, 2007, the parties entered into a Settlement Agreement and Release the impact of which has been recorded in the “Provision for Litigation” as of June 30, 2007. A voluntarily dismissal with prejudice was entered on July 24, 2007.

Mashinsky Series E Proceeding

On May 13, 2005, we received a letter from counsel representing Alex Mashinsky, our founder, former officer and a current director, together with a draft complaint and a draft press release, threatening to commence litigation in the Southern District of New York against us, as well as against Communications Ventures III, L.P., one of our stockholders, former director Anthony L. Craig, former director Roland A. Van der Meer, and our former President, Chief Executive Officer and director, J. Curt Hockemeier, if we do not agree to an “amicable settlement” with him. Mr. Mashinsky alleges breach of fiduciary duty, self-dealing, fraud, and breach of contract in connection with our Series E preferred stock offering consummated in 2001, asserting over $90 million in damages. According to his correspondence he “is prepared to discuss settlement of this matter at an amount representing a significant discount.” By letter dated May 31, 2005, the Company and other potential defendants responded to Mr. Mashinsky’s letter, denying any liability and describing potential counterclaims that would be asserted against Mr. Mashinsky should he pursue his claims.

On July 13, 2007, the Company entered into an agreement with Mr. Mashinsky in which he agreed, among other things, to release the Company from any claims relating to the Series E preferred stock offering, including, but not limited to, the allegations outlined in the May 13, 2005 letter. The impact of this agreement has been recorded in the “Provision for Litigation” as of June 30, 2007.

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

On February 8, 2006, the parties attended an initial conference with the Magistrate Judge assigned to the case for the purposes of setting a schedule for the case. No case schedule has been issued yet. Discovery has begun in the case. The parties negotiated and the court entered a Protective Order to govern the treatment of the confidential and proprietary information of the parties during the case. On March 30, 2006, we served a set of discovery requests on counsel for World-Link. Shortly thereafter, World-Link served discovery requests on our counsel. World-Link responded to our discovery requests and produced documents to us on June 1, 2006. We responded to World-Link’s discovery requests on June 8, 2006 and produced documents to World-Link subsequently. On September 22, 2006, the Court issued an order referring the case to mediation. The parties exchanged settlement proposals during mediation and the mediation ended without an agreement. The parties exchanged proposed construction of patent claim terms on March 8, 2007, and were scheduled to serve opening briefs on claim construction on March 29, 2007. However, prior to the March 29 deadline, World-Link filed a motion for a proposed consent judgment, which proposal does not require an admission of infringement. Since such consent judgment would be meaningless, as it will allow World-Link to continue its infringing acts, Arbinet filed an opposition to this motion.

On March 15, 2007, World-Link’s lead counsel filed a motion to withdraw as counsel citing Arbinet’s allegation of willful infringement, despite Arbinet’s offer to accommodate (and even though Arbinet’s original filed complaint alleges willful infringement). On March 21, 2007, World-Link filed a motion to stay discovery on the ground that the proposed consent judgment rendered further discovery unnecessary. Arbinet opposed the motion to stay discovery, as it needs to uncover certain facts surrounding World-Link’s infringement and the willfulness of such tortuous act. On April 3, 2007, Arbinet filed a motion to add other World-Link affiliates as defendants in this action. On the morning of April 5, 2007, the day of the scheduled status conference, World-Link submitted a letter stating that it has filed a voluntary petition under Chapter 11 of the Bankruptcy Code. At the April 5 status conference, World-Link’s bankruptcy counsel represented that the action is automatically stayed. Arbinet promptly served a new complaint on the World-Link affiliates later that day. On April 13, 2007, Arbinet submitted a letter to the Court contending that the bankruptcy proceeding initiated by World-Link does not automatically stay, among other things, Arbinet’s motion to add non-bankrupt World-Link affiliates in the pending World-Link action. On April 27, 2007, Arbinet filed, in the US Bankruptcy Court, District of New Jersey, where World-Link Telecom’s bankruptcy petition is pending, (i) a motion for an order determining that Section 362(a) of the Bankruptcy Code does not preclude the continued prosecution of an action for injunctive relief against post-petition patent infringement, and (ii) a motion for relief from stay, to the extent necessary, to allow the remainder of the action to proceed. On April 30, 2007, World-Link Telecom filed in the bankruptcy court a motion for an entry of an order authorizing World-Link Telecom to enter into a common interest agreement with its affiliated entities in defense of Arbinet’s patent infringement claims.

The parties have recently engaged in discussions to resolve this matter and have agreed to submit this matter to mediation if such discussions are unsuccessful.

CHVP Proceeding

On April 6, 2006, CHVP Founders Fund I, L.P. (“CHVP”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York. CHVP seeks damages of over $1.87 million related to the transfer, by our founder and current director, Alex Mashinsky, of three million shares of our common stock to CHVP. CHVP had previously been sued by Mr. Mashinsky regarding the same transfer of shares. CHVP claims that we interfered with its ability to sell the shares during a 90-day period from December 2004 to March 2005, and alleges claims for violation of the Uniform Commercial Code, conversion, and breach of contract. On May 22, 2006, we filed our Answer and Counterclaim denying liability, and asserting counterclaims against CHVP for a declaratory judgment that the transfer of Mr. Mashinsky’s shares to CHVP is void or voidable, that Arbinet did not improperly interfere with CHVP’s sale of Arbinet stock during the lock up period, and that Mr. Mashinsky’s shares were subject to a particular market stand-off restriction pursuant to operative agreements. In addition, we filed a Third Party Complaint against Mr. Mashinsky requesting the same declaratory judgment described above, and asserted claims for breach of contract, breach of implied covenant of good faith and fair dealing, negligence, indemnification, and common law contribution in connection with Mr. Mashinsky’s transfer of Arbinet shares to CHVP. As of May 11, 2007, the matter was settled between the parties the impact of which has been recorded in the “Provision for Litigation” as of June 30, 2007.

The action was dismissed with prejudice on May 29, 2007.

Item 1A	Risk Factors

Recent changes in our senior management may be disruptive to our business.

On June 11, 2007, J. Curt Hockemeier, our former Chief Executive Officer and President, resigned. Roger H. Moore, one of our Directors, is serving as Interim Chief Executive Officer and President while the Board conducts a search for a permanent Chief Executive Officer. This change in our senior management may prove disruptive to our business and there may be uncertainty among our investors, members, employees, and others concerning our future direction and performance. Further, once we do obtain a permanent Chief Executive Officer, we cannot be certain how much time will be required to make the transition to new management, which may adversely affect our financial condition or disrupt our business. If we are unable to identify and retain an effective permanent Chief Executive Officer in a timely manner, or at all, our financial condition may be adversely affected.

Other than the changes stated above, there have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

After deducting expenses of the offering, we received net offering proceeds of approximately $66.6 million. We used approximately $15.2 million of our net proceeds to redeem the outstanding shares of our Series B and Series B-1 preferred stock and approximately $10.0 million to repay principal and interest outstanding under our credit facility with SVB. Approximately $40.0 million of the net proceeds of the offering have been invested in investment-grade marketable securities within the guidelines defined in our investment policy. Such funds remain invested in such securities as of June 30, 2007. The remaining proceeds have been used for working capital purposes. We regularly assess the specific uses and allocations for the remaining funds.

(c) The following table provides information as of and for the quarter ended June 30, 2007 regarding shares of the Company’s common stock that were repurchased under the Company’s stock repurchase program (the “Repurchase Plan”).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Repurchase Plan (1)
Balance at beginning of period
4/1/07 – 4/30/07	0	$0	0	$0
5/1/07 – 5/31/07	0	0	0	0
6/1/07 – 6/30/07	140,549	5.81	140,549	14,180,000

Total	140,549	$5.81	140,549	$14,180,000

(1)	The Repurchase Plan was adopted and announced on June 11, 2007. The Repurchase Plan authorizes the repurchase of up to $15 million of the Company’s common stock at any time and from time to time. The share repurchases may be made at management’s discretion in the open market in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, and other factors. The Repurchase Plan may be suspended or discontinued at any time. We plan to hold the repurchased shares as treasury stock.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
10.1	Resignation Agreement by and between J. Curt Hockemeier and Arbinet-thexchange, Inc., dated as of June 11, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on June 19, 2007)

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBINET-THEXCHANGE, INC.

Date: August 8, 2007	/s/ Roger H. Moore
Roger H. Moore
Interim Chief Executive Officer and President (Principal Executive Officer)

Date: August 8, 2007	/s/ John B. Wynne, Jr.
John B. Wynne, Jr.
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Resignation Agreement by and between J. Curt Hockemeier and Arbinet-thexchange, Inc., dated as of June 11, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on June 19, 2007)

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Financial Officer).