Form 10-Q
period 2007-09-30
ARBINET THEXCHANGE INC
filed 2007-11-09
CIK 1136655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2007:

Class	Number of Shares
Common Stock, par value $0.001 per share	25,669,201

ARBINET-THEXCHANGE, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding anticipated future revenues, growth, capital expenditures, management’s future expansion plans, expected product and service developments or enhancements, and future operating results. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as: “believes,” “expects,” “may,” “will,” “should” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Various important risks and uncertainties may cause Arbinet’s actual results to differ materially from the results indicated by these forward-looking statements, including, without limitation: the ability of Arbinet to integrate its acquisition of Flowphonics Limited (now known as Broad Street Digital Limited); members (in particular, significant trading members) not trading on our exchange or utilizing our new and additional services (including DirectAxcessSM, PrivateExchangeSM, AssuredAxcessSM and PeeringSolutionsSM); continued volatility in the volume and mix of trading activity; our uncertain and long member enrollment cycle; the failure to manage our credit risk; failure to manage our growth; pricing pressure; investment in our management team and investments in our personnel; system failures, human error and security breaches that could cause us to lose members and expose us to liability; and our ability to obtain and enforce patent protection for our methods and technologies. For a further list and description of the risks and uncertainties we face, please refer to Part I, Item 1A of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007, and other filings, that have been filed with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise and such statements are current only as of the date they are made.

PART 1. FINANCIAL INFORMATION

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2006	September 30, 2007
	($ in thousands except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$32,986	$28,985
Marketable securities	30,051	19,382
Trade accounts receivable (net of allowance of $1,183 and $1,288 at December 31, 2006 and September 30, 2007, respectively)	34,809	27,639
Prepaids and other current assets	1,966	3,499

Total current assets	99,812	79,505
Property and equipment, net	23,828	22,923
Intangible assets, net	4,357	2,408
Goodwill	2,183	2,646
Security deposits and other assets	2,342	3,625

Total Assets	$132,522	$111,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and other short-term debt	$670	$499
Due to Silicon Valley Bank	8,078	550
Accounts payable	19,945	14,072
Deferred revenue	3,220	2,521
Accrued and other current liabilities	10,418	8,624

Total current liabilities	42,331	26,266
Other long-term liabilities	3,260	2,434

Total liabilities	45,591	28,700

Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 25,851,493 and 26,190,063 shares issued at December 31, 2006 and September 30, 2007, respectively	26	26
Additional paid-in-capital	179,001	180,542
Treasury stock, 117,871 and 506,792 shares at December 31, 2006 and September 30, 2007, respectively	(1,513)	(3,632)
Accumulated other comprehensive loss	(619)	(507)
Accumulated deficit	(89,964)	(94,022)

Total Stockholders’ Equity	86,931	82,407

Total Liabilities and Stockholders’ Equity	$132,522	$111,107

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007

(Unaudited)

	Three Months Ended		Nine Months Ended
	2006	2007	2006	2007
	($ in thousands except per share data)
Trading revenues	$126,044	$116,701	$359,453	$368,329
Fee revenues	11,797	12,538	34,983	37,724

Total revenues	137,841	129,239	394,436	406,053
Cost of trading revenues	126,110	116,797	359,454	368,569

	11,731	12,442	34,982	37,484
Cost and expenses:
Operations and development	4,197	5,314	12,792	15,808
Sales and marketing	1,839	2,312	5,634	7,027
General and administrative	3,816	3,121	12,170	11,604
Depreciation and amortization	1,640	1,924	5,158	6,088
Severance charges	320	9	320	1,030
Restructuring	—	(672)	—	(672)
Provision for Litigation	—	—	(93)	1,940

Total costs and expenses	11,812	12,008	35,981	42,825
Income (loss) from operations	(81)	434	(999)	(5,341)
Interest income	837	653	2,283	2,128
Interest expense	(299)	(214)	(854)	(801)
Other income (expense), net	418	174	968	873

Income (loss) from continuing operations before income taxes	875	1,047	1,398	(3,141)
Provision for income taxes	217	64	215	225

Income (loss) from continuing operations	658	983	1,183	(3,366)
Income from discontinued operations, net of income tax of $4	—	—	121	—

Net income (loss)	$658	$983	$1,304	$(3,366)

Basic net income (loss) per share:
Continuing operations	$0.03	$0.04	$0.05	$(0.13)

Net income (loss)	$0.03	$0.04	$0.05	$(0.13)

Diluted net income (loss) per share:
Continuing operations	$0.03	$0.04	$0.05	$(0.13)

Net income (loss)	$0.03	$0.04	$0.05	$(0.13)
Shares used in computing basic net income per share	25,315	25,540	25,159	25,075

Shares used in computing diluted net income per share	25,335	25,968	25,632	25,075

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	22	2	34	(4)
Foreign currency translation adjustment	(169)	48	309	116

Comprehensive income (loss)	$511	$1,033	$1,647	$(3,254)

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007

(Unaudited)

	Nine Months Ended September 30,
	2006	2007
	($ in thousands)
Net income (loss)	$1,304	$(3,366)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	5,158	6,088
Stock-based compensation expense	902	1,523
Restructuring	—	(672)
Gain on discontinued operations	(121)	—
Foreign currency exchange gain	(778)	(491)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,805)	7,206
Other current assets, security deposits and other assets	(947)	(990)
Accounts payable	(989)	(6,060)
Deferred revenue, accrued expenses and other current liabilities	1,053	(2,613)
Other long-term liabilities	(443)	(855)

Net cash provided by (used in) operating activities	2,334	(230)

Cash flows from investing activities:
Purchases of property and equipment	(5,411)	(4,921)
Purchases of marketable securities	(43,051)	(32,414)
Proceeds from sales and maturities of marketable securities	35,734	43,079

Net cash provided by (used in) investing activities	(12,728)	5,744

Cash flows from financing activities:
Repayment of indebtedness	(610)	(90)
Borrowings from (payments to) Silicon Valley Bank	1,280	(7,528)
Proceeds from exercise of stock options	131	19
Purchase of treasury shares	(239)	(2,119)
Payments on obligations under capital leases	(87)	(14)

Net cash provided by (used in) financing activities	475	(9,732)

Effect of foreign exchange net changes on cash	426	217

Net decrease in cash and cash equivalents	(9,493)	(4,001)

Cash and cash equivalents, beginning of year	40,365	32,986

Cash and cash equivalents, end of period	$30,872	$28,985

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Arbinet-thexchange, Inc. (“Arbinet” or the “Company”) and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all adjustments (consisting of normal, recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Reclassifications

Certain amounts in the comparative periods have been reclassified to conform to the current period’s presentation in the consolidated statements of operations and consolidated statements of cash flows. Amounts repaid under the Silicon Valley Bank (“SVB”) Non-Recourse Receivable Purchase Agreement are presented as “Payments to Silicon Valley Bank” in the accompanying statements of cash flows. Certain software and hardware maintenance costs were reclassified from “General and administrative” to “Operations and development” and “Sales and marketing”. In addition, costs related to the Company’s third party credit arrangements were reclassified from “Other income (expense)” to “Interest expense” in the accompanying statements of operations.

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

FASB Statement No. 159: The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS159”), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not expect that SFAS 159 will have a significant impact on our consolidated results of operations, cash flows and financial position.

2. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income (loss) available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of restricted stock, restricted stock units, stock options and warrants as if they were exercised. During a loss period, the effect of the potential exercise of stock options and warrants are not considered in the diluted earnings per share calculation since it would be antidilutive.

The following is a reconciliation of the basic weighted average number of common shares outstanding to diluted weighted average number of common and common share equivalent shares outstanding:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2007	2006	2007
Basic number of common shares outstanding	25,314,733	25,540,028	25,159,233	25,074,860
Dilutive effect of unvested restricted stock, restricted stock units, stock options and warrants	20,596	427,867	472,380	—

Dilutive number of common and common share equivalents	25,335,329	25,967,895	25,631,613	25,074,860

For the nine months ended September 30, 2006 and September 30, 2007 outstanding stock options of 1,555,756 and 1,584,197 respectively, have been excluded from the above calculations because the effect on net income (loss) per share would have been antidilutive. For the nine months ended September 30, 2006 and September 30, 2007 warrants of 7,689 and 1,439, respectively, have been excluded from the above calculations because the effect on net income per share would have been antidilutive.

3. INCOME TAXES

The Company recorded an income tax provision of $217 and $64 for the three months September 30, 2006 and 2007, respectively and an income tax provision of $215 and $225 for the nine months ended September 30, 2006 and 2007, respectively. The income tax provision in 2007 represents the statutory requirements for state taxes. The income tax provision in 2006 was based upon the Company’s 2006 estimated effective annual tax rate of approximately 5.9%. The difference between the federal statutory tax rate and the estimated effective tax rate in 2006 was primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards and the impact of state taxes.

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

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company identified an aggregate of $1,281 of unrecognized tax benefits, including related estimated interest and penalties, due to uncertain tax positions. Approximately $589 of these uncertain tax positions resulted in a reduction of deferred tax assets against which the Company had recorded a full tax valuation allowance on its balance sheet. The balance of the unrecognized tax benefits, amounting to $692, which includes interest and penalties, was recorded as an increase to accumulated deficit and an increase of $656 and $36 to “accrued and other current liabilities” and “other long-term liabilities”, respectively. While the Company believes that it has identified all reasonably identifiable exposures and that the reserve it has established for such exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause the Company to either materially increase or reduce the amount of our tax reserve.

As of January 1, 2007, after the implementation of FIN 48, the amount of unrecognized tax benefits is $1,160 of which, recognition of $692 would impact the Company’s effective tax rate. There were no material changes in this amount as of September 30, 2007.

The Company recognizes potential interest and penalties relating to income tax positions as a component of the provision for income taxes. As of January 1, 2007, the Company recorded a liability for the payment of interest and penalties of $58 and $63, respectively.

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2003 onward. The Company is no longer subject to federal, state or foreign income tax assessments for years prior to 2003. The Company is not currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions. Foreign income tax returns are generally subject to examination for a period of three to nine years after filing of the respective return. The Company is currently under examination in the United Kingdom for its 2004 and 2005 tax years.

During the fourth quarter, the Company expects to complete a formal study of changes in its ownership since the prior testing date, which occurred in 2004. The Company’s total amount of unrecognized tax benefits may change. Depending on the outcome of this study, a reasonable estimate of the range of this possible change is from a decrease in the liability of $546 to no change. In the event that the Company’s income tax examination in the United Kingdom concludes within the next twelve months, the Company’s total amounts of unrecognized tax benefits, excluding related estimated interest and penalties, may change. Depending on the outcome of this examination, a reasonable estimate of the range of this possible change is from an increase of $408 to a decrease of $612 in deferred tax assets. The Company had recorded a full tax valuation allowance on its balance sheet and this item will have no impact on the statement of operations.

4. STOCKHOLDERS’ EQUITY

The table below summarizes the issued share activity for the Company’s common stock since December 31, 2006. Treasury shares held by the Company are included in these balances:

Balance as of December 31, 2006	25,851,493
Retirement of restricted stock	(56,203)
Grants of restricted stock	378,315
Exercise of options	16,458

Balance as of September 30, 2007	26,190,063

On June 11, 2007, the Board of Directors of Arbinet authorized the repurchase of up to $15 million of the Company’s common stock at anytime and from time to time (the “Repurchase Plan”). The share repurchases may be made at management’s discretion in the open market in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, and other factors. The Repurchase Plan may be suspended or discontinued at any time. Shares of the Company’s common stock repurchased under the Repurchase Plan will be held in the Company’s treasury. As of September 30, 2007, under the June 11th, 2007 Repurchase Plan, the Company has repurchased 349,719 shares of its stock for $1,910.

5. RESTRUCTURING

During 2001 and 2002, the Company exited two leased facilities and established a reserve for the future lease obligations, net of estimated sub-lease income. In August 2007, the Company decommissioned certain fixed assets at 611 West 6th Street in Los Angeles and relocated its Los Angeles switch operations to one of the sites which had been exited in December 2002. As a result, the Company recognized a gain of $1.0 million representing the reversal of the remaining liability related to the abandoned space placed back into service. In addition, the Company recognized a charge of $0.3 million representing the present value of the future lease obligations remaining on the West 6th Street site. A gain of $0.7 million, representing the net impact of these two transactions, has been reflected as a restructuring benefit in the accompanying statement as operations for the three and nine months ended September 30, 2007.

The table below shows the amount of the charges and the cash payments related to those liabilities.

($ in thousands)
Balance as of December 31, 2006	$1,724
Cash payments	(368)
Reversal of liability for previously abandoned lease site	(996)
Future lease obligation West 6th Street	296

Balance as of September 30, 2007	$656

6. SEVERANCE CHARGES

In June 2007, the Company recorded severance charges related to a resignation agreement entered into with our former Chief Executive Officer and a workforce reduction of certain employees in our Voice and Data Services segment. In accordance with SFAS No. 112 (“SFAS 112”), “Employers’ Accounting for Post-employment Benefits”, an amendment of FASB Statements No. 5 and 43, benefits to the terminated employees in our Voice and Data Services segment were provided pursuant to a severance plan that used a standard formula of paying benefits based upon tenure with the Company. The accounting for these severance costs has met the four requirements of SFAS 112, which are: (i) the Company’s obligation relating to employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; (ii) the obligation relates to rights that vest or accumulate; (iii) payment of the compensation is probable; and (iv) the amount can be reasonably estimated. All severance related obligations related to these charges were paid by the end of the third quarter 2007.

7. PROPERTY AND EQUIPMENT

During the quarter ended September 30, 2007 (the determination date), the Company decommissioned certain fixed assets located in Los Angeles, California. Management is committed to selling this equipment and expects to recover the carrying amount, which is approximately $237 as of September 30, 2007. The Company believes these assets will be sold no later than the end of the second quarter of fiscal 2008. On the determination date, the Company determined that the plan of sale criteria in SFAS No, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. The carrying value of the equipment that is held for sale is included in “prepaids and other current assets” as of September 30, 2007. The carrying amount of this equipment as of December 31, 2006 was approximately $302, which is included in “property and equipment, net”. Also included in “prepaids and other current assets” as of September 30, 2007 are approximately $313 of previously decommissioned fixed assets that the Company determined that the plan of sale criteria in SFAS No, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. These assets were located at the Company’s Exchange Delivery Points in New York and London.

8. GOODWILL AND INTANGIBLES, NET

The balance of goodwill was $2,183 and $2,646 at December 31, 2006 and September 30, 2007, respectively. During the quarter ended March 31, 2007, in accordance with SFAS No. 141, “Business Combinations”, the Company completed the allocation of purchase price related to the acquisition of all of the outstanding common stock of Flowphonics Limited, now known as Broad Street Digital Limited (the “Broad Street Digital Acquisition”). The reallocation resulted in an increase in goodwill of $330 and a corresponding reduction in the amount allocated to identifiable intangible assets.

As of September 30, 2007, amounts attributable to the Digital Media segment were $385 of goodwill and $1,497 of intangible assets, net. The balance of the goodwill and intangible assets, net, are attributable to the Voice and Data Services segment.

9. SEGMENT REPORTING

In fiscal year 2007, we have two reportable segments, Voice and Data Services, which is an electronic market for trading, routing and settling communications capacity, and Digital Media, which currently operates a license management platform for intellectual property rights and digital content distribution. In fiscal 2006, the Company operated in one business segment. We identified our segments in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Interim Chief Executive Officer or Chief Executive Officer. Our Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

We evaluate the performance of each reportable segment based on fee revenues and income (loss) from operations. Asset balances by reportable segment have not been included in the segment table below, as these are managed on a company-wide level and are not allocated to each segment for management reporting purposes.

	For the Three Months ended
	September 30, 2007
	($ in thousands)
	Voice And Data Services	Digital Media	Consolidated
Fee revenues	$12,516	$22	$12,538
Income (loss) from operations	1,017	(583)	434
Interest income	652	1	653
Interest expense	(208)	(6)	(214)
Other income (expense), net	136	38	174
Income (loss) before income taxes	$1,597	$(550)	$1,047

	For the Nine Months ended
	September 30, 2007
	($ in thousands)
	Voice And Data Services	Digital Media	Consolidated
Fee revenues	$37,661	$63	$37,724
Loss from operations	(3,226)	(2,115)	(5,341)
Interest income	2,127	1	2,128
Interest expense	(779)	(22)	(801)
Other income (expense), net	816	57	873
Loss before income taxes	$(1,062)	$(2,079)	$(3,141)

10. COMMITMENTS AND CONTINGENCIES

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

World Access Proceeding

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group (collectively “the Debtors”), filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855. The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors confirmed a Plan of Liquidation that created a trust to proceed with liquidating avoidance actions. The Trustee has been substituted as the Plaintiff in all avoidance actions. The current discovery schedule designates December 7, 2007 as the deadline for all discovery, and the next status date is January 9, 2008.

World-Link Proceeding

On December 15, 2005, we filed a patent infringement lawsuit against World-Link Telecom, Inc. in the U. S. District Court in the Eastern District of New York. We assert that World-Link has infringed three of our U.S. patents relating to the trading of telecommunications capacity, namely, U.S. Patent Nos. 6,226,365; 6,442,258; and 6,542,588. By our Complaint, we seek damages and injunctive relief.

World-Link filed its Answer and Counterclaims to the Complaint on January 23, 2006. By its Answer, World-Link denied our infringement allegations and asserted that the claims of the patents in suit are invalid. World-Link also asserted a counterclaim for declaratory judgment that it did not infringe the patents in suit and that the patents in suit were invalid, and counterclaims for tortuous interference with contractual relations and monopolization or attempted monopolization under Section 2 of the Sherman Act.

On February 8, 2006, the parties attended an initial conference with the Magistrate Judge assigned to the case for the purposes of setting a schedule for the case. No case schedule has been issued yet. Discovery has begun in the case. The parties negotiated and the court entered a Protective Order to govern the treatment of the confidential and proprietary information of the parties during the case. On March 30, 2006, we served a set of discovery requests on counsel for World-Link. Shortly thereafter, World-Link served discovery requests on our counsel. World-Link responded to our discovery requests and produced documents to us on June 1, 2006. We responded to World-Link’s discovery requests on June 8, 2006 and produced documents to World-Link subsequently. On September 22, 2006, the Court issued an order referring the case to mediation. The parties exchanged settlement proposals during mediation and the mediation ended without an agreement. The parties exchanged proposed construction of patent claim terms on March 8, 2007, and were scheduled to serve opening briefs on claim construction on March 29, 2007. However, prior to the March 29 deadline, World-Link filed a motion for a proposed consent judgment, which proposal does not require an admission of infringement. Since such consent judgment would be meaningless, as it will allow World-Link to continue its infringing acts, we filed an opposition to this motion. On March 15, 2007, World-Link’s lead counsel filed a motion to withdraw as counsel citing our allegation of willful infringement, despite our offer to accommodate (and even though our original filed complaint alleges willful infringement).

On March 21, 2007, World-Link filed a motion to stay discovery on the ground that the proposed consent judgment rendered further discovery unnecessary. We opposed the motion to stay discovery, as we need to uncover certain facts surrounding World-Link’s infringement and the willfulness of such tortuous act. On April 3, 2007, we filed a motion to add other World-Link affiliates as defendants in this action. On the morning of April 5, 2007, the day of the scheduled status conference, World-Link submitted a letter stating that it has filed a voluntary petition under Chapter 11 of the Bankruptcy Code. At the April 5 status conference, World-Link’s bankruptcy counsel represented that the action is automatically stayed. We promptly served a new complaint on the World-Link affiliates later that day. On April 13, 2007, we submitted a letter to the Court contending that the bankruptcy proceeding initiated by World-Link does not automatically stay, among other things, our motion to add non-bankrupt World-Link affiliates in the pending World-Link action. On April 27, 2007, we filed, in the US Bankruptcy Court, District of New Jersey, where World-Link Telecom’s bankruptcy petition is pending, (i) a motion for an order determining that Section 362(a) of the Bankruptcy Code does not preclude the continued prosecution of an action for injunctive relief against post-petition patent infringement, and (ii) a motion for relief from stay, to the extent necessary, to allow the remainder of the action to proceed. On April 30, 2007, World-Link Telecom filed in the bankruptcy court a motion for an entry of an order authorizing World-Link Telecom to enter into a common interest agreement with its affiliated entities in defense of our patent infringement claims.

The parties have entered into a Stipulation of Dismissal in connection with this matter, subject to approval of the US Bankruptcy Court, District of New Jersey. A hearing on this matter is currently set for November 19, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading electronic market for trading, routing and settling communications capacity. Members of our exchange, consisting primarily of communications services providers, buy and sell voice minutes and Internet capacity through our centralized, efficient and liquid marketplace. Communications services providers that do not use our exchange generally individually negotiate and buy access to the networks of other communications services providers to send voice calls and Internet capacity outside of their networks. We believe that we provide a cost-effective and efficient alternative to these direct connections. With a single interconnection to our exchange, members have access to all other members’ networks. Members place orders through our web-based interface. Sellers on the exchange post sell orders to offer voice calls and Internet capacity for specific destinations, or routes, at various prices. We independently assess the quality of these routes and include that information in the sell order. Buyers enter buy orders based on route quality and price and are matched to sell orders by our fully automated trading platform and our proprietary software. When a buyer’s order is matched to a seller’s order, the voice calls or Internet capacity are then routed through our state-of-the-art facilities. We invoice and process payments for our members’ transactions and manage the credit risk of buyers primarily through our credit management programs with third parties.

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

Our fee revenues represent the following:

•

usage fees for the number of minutes or megabytes that are routed through our switches and price improvement, which represents cost savings generated by our trading platform, which collectively comprised approximately 75% and 80% of fee revenues for the nine months ended September 30, 2006 and 2007, respectively;

•	a credit risk management fee, which is a charge for the credit management, clearing and settlement services we provide;

•	a membership fee to join our exchange; and

•	fees for additional services as utilized by our members for items such as premium service offerings and accelerated payment terms.

Costs and Expenses

Our cost of trading revenues primarily consists of the cost of calls, which are routed through our switches at the price agreed to by both the buyer and seller of the capacity. Using the example above in the caption “Revenues”, we would record cost of trading revenues equal to $1.10, an amount that we would pay to the seller.

Operations and development expense consists of costs related to supporting our exchange, such as salaries, benefits, and related costs of engineering, technical support, product and software development, and system support personnel, as well as facilities and interconnect costs. Sales and marketing consists of salaries, benefits, commissions, and related costs of sales and marketing personnel, trade shows and other marketing activities. General and administrative costs consist of salaries, benefits, and related costs of corporate, finance, and administrative personnel, facilities costs, bad debt expense and outside service costs, such as legal and accounting fees.

Strategic Alternatives

On October 23, 2006, we announced that our Board of Directors formed a special committee of independent directors (the “Special Committee”) to explore a broad range of strategic alternatives to enhance shareholder value. These alternatives included, but were not limited to, a revised business plan, operating partnerships, joint ventures, strategic alliances, a recapitalization, and the sale or merger of the Company. Until Mr. Moore’s appointment as Interim Chief Executive Officer and President, the Special Committee was composed of Robert C. Atkinson, Michael J. Donahue, Roger H. Moore and Michael J. Ruane, each an independent director of Arbinet. Mr. Donahue served as the Chairman of the Special Committee. The Special Committee retained Jefferies & Company, Inc. as its financial advisors and Goodwin Procter LLP as its legal counsel to assist it in its work. Mr. Moore resigned from the Special Committee on June 11, 2007 in connection with his appointment as Interim Chief Executive Officer and President.

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

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and often involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates these estimates, including those related to bad debts, income taxes, long-lived assets, contingencies and litigation on an ongoing basis. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates because we did not estimate correctly.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Long-lived assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Factors we consider important, which could trigger an impairment review, include the following:

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

On January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”) to account for uncertain tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Included in the Company’s Consolidated Balance Sheet at September 30, 2007 is approximately $0.7 million of accrued and other current liabilities associated with uncertain tax positions in the various jurisdictions in which we conduct business.

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

Litigation reserves. The establishment of litigation reserves requires judgments concerning the ultimate outcome of pending litigation against the Company and its subsidiaries. These reserves are based on the application of SFAS No. 5, “Accounting for Contingencies,” (“SFAS 5”), which requires us to record a reserve if we believe an adverse outcome is probable and the amount of the probable loss is capable of reasonable estimation. In applying judgment, management utilizes, among other things, opinions and estimates obtained from outside legal counsel to apply the standards of SFAS 5. Accordingly, estimated amounts relating to certain litigation have met the criteria for the recognition of a liability under SFAS 5. Litigation by its nature is uncertain and the determination of whether any particular case involves a probable loss or the amount thereof requires the exercise of considerable judgment, which is applied as of a certain date. The required reserves may change in the future due to new matters, developments in existing matters or if we determine to change our strategy with respect to any particular matter.

Results of Operations

Comparison of Nine months Ended September 30, 2006 and 2007

Trading revenues and cost of trading revenues

Trading revenues increased 2.5% from $359.5 million for the nine months ended September 30, 2006 to $368.3 million for the nine months ended September 30, 2007. The increase in trading revenues was due to an increase in the volume traded by our members principally due to an increase in the number of members on our exchange from 522 on September 30, 2006 to 963 on September 30, 2007. This increase in volume was partially offset by a lower average trade rate per minute. A total of 10.723 billion minutes were bought and sold on Arbinet’s exchange in the nine months ended September 30, 2007, an increase of 19.3% from the 8.989 billion minutes for the nine months ended September 30, 2006. This increase was due to 1.391 billion completed calls in the nine months ended September 30, 2007, representing a 32.5% increase over the 1.049 billion completed calls for the nine months ended September 30, 2006. These gains were partially offset by a decrease in the average call duration from 4.3 minutes per call on our exchange for the nine months ended September 30, 2006 to 3.9 minutes per call for the nine months ended September 30, 2007. The lower average call duration was primarily a result of a change in the mix of geographic markets and the mix of fixed versus mobile minutes traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

As a result of increases in trading revenues, cost of trading revenues increased 2.5% from $359.5 million for the nine months ended September 30, 2006 to $368.6 million for the nine months ended September 30, 2007.

Fee revenues

Fee revenues increased 7.8% from $35.0 million for the nine months ended September 30, 2006 to $37.7 million for the nine months ended September 30, 2007. Fee revenues increased as a result of a 19.3% increase in minutes traded on the exchange offset, in part, by lower pricing. Average fee revenue per minute was $0.0035 in the nine months ended September 30, 2007 compared to $0.0039 in the nine months ended September 30, 2006. Average fee revenue per minute declined principally due to the mix of minutes traded on the exchange. We may provide incentives to increase member trading on our exchange, which, combined with changes in the mix of minutes traded, may lead to a decline in average fee revenue per minute in the future. Fee revenues from our Digital Media segment for the nine months ended September 30, 2007 were $0.1 million.

Operations and development

Operations and development costs increased 23.6% from $12.8 million for the nine months ended September 30, 2006 to $15.8 million for the nine months ended September 30, 2007. This increase was principally the result of increased compensation related expenses of $1.9 million, which includes $0.8 million from our Digital Media segment coupled with increased headcount. Software and hardware maintenance costs increased $0.6 million, which is attributable to new contracts and certain reclassifications from “General and administrative” expenses to “Operations and development” expenses. In addition, travel and entertainment expense increased $0.1 million, which is primarily attributable to the Digital Media segment.

Sales and marketing

Sales and marketing expenses increased 24.7% from $5.6 million for the nine months ended September 30, 2006 to $7.0 million for the nine months ended September 30, 2007. This increase was principally the result of increased compensation related expenses of $0.5 million; higher consulting fees of $0.3 million; and higher marketing related expenses of $0.2 million. Sales and marketing expenses for the nine months ended September 30, 2007 include $0.9 million from our Digital Media segment.

General and administrative

General and administrative expenses decrease by 4.7% from $12.2 million for the nine months ended September 30, 2006 to $11.6 million for the nine months ended September 30, 2007. Decreased legal fees of $1.6 million were offset by higher compensation related expenses of $0.3 million, and increased consulting and accounting fees of $0.5 million. General and administrative expenses for the nine months ended September 30, 2007 relating to our Digital Media segment were not material.

Depreciation and amortization

Depreciation and amortization increased from $5.2 million for the nine months ended September 30, 2006 to $6.1 million for the nine months ended September 30, 2007. This increase was the result of depreciation expense relating to capital expenditures during 2007, 2006 and 2005 and amortization expense associated with the intangible assets related to the acquisition of Broad Street Digital Limited. Depreciation and amortization expense for the nine months ended September 30, 2007 include $0.3 million from our Digital Media segment.

Severance charges

During the nine months ended September 30, 2007, we recognized a charge of approximately $1.0 million, representing severance charges related to a resignation agreement entered into with our former Chief Executive Officer and a workforce reduction of certain employees in our Voice and Data segment. During the nine months ended September 30, 2006, we recognized a charge of approximately $0.3 million, representing severance charges related to a resignation agreement.

Restructuring

During 2001 and 2002, the Company exited two leased facilities and established a reserve for the future lease obligations, net of estimated sub-lease income. In August 2007, the Company decommissioned certain fixed assets at 611 West 6th Street in Los Angeles and relocated its Los Angeles switch operations to one of the sites which had been exited in December 2002. As a result, the Company recognized a gain of $1.0 million representing the reversal of the remaining liability related to abandoned space placed back into service. In addition, the Company recognized a charge of $0.3 million representing the present value of future lease obligations remaining on the West 6th Street location. A gain of $0.7 million, represents the net impact of these two transactions, has been reflected as a restructuring benefit in the accompanying statement of operations for the three and nine months ended September 30, 2007.

Provision for Litigation

During the nine months ended September 30, 2007, we recognized a charge of $1.9 million representing management’s estimate of potential loss exposure in certain litigation matters. During June 2006, we settled certain litigation for $93 thousand less than the amount previously accrued.

Interest and other income/expense

Interest income decreased from $2.3 million for the nine months ended September 30, 2006 to $2.1 million for the nine months ended September 30, 2007, due to lower average invested balances in 2007 versus 2006, partially offset by a higher average rate of return on invested cash and marketable securities. Interest expense principally reflects fees paid by the company under its third party credit arrangements. Other income (expense), net includes late fees charged by the Company to its members and net gains resulting from foreign currency transactions.

Provision for income taxes/income tax benefit

The Company recorded an income tax provision of $0.2 million for the nine months ended September 30, 2006 and 2007, respectively. The income tax provisions in 2007 represents the statutory requirements for state taxes. The difference between the federal statutory tax rate and the estimated effective tax rate in 2006 was primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards and the impact of state taxes.

Discontinued operations

Management reevaluated the liability related to a discontinued operation from 1999 and determined that approximately $225 thousand was needed at September 30, 2006. Accordingly, $121 thousand, net of income tax of $4 thousand, was recognized as income from discontinued operations in the nine months ended September 30, 2006.

Comparison of Three Months Ended September 30, 2006 and 2007

Trading revenues and cost of trading revenues

Trading revenues decreased 7.4% from $126.0 million for the three months ended September 30, 2006 to $116.7 million for the three months ended September 30, 2007. The decrease in trading revenues was due to a decrease in the average trade rate per minute. The average trade rate per minute decreased from $0.083 for the three months ended September 30, 2006 to $0.064 for the three months ended September 30, 2007. The lower average trade rate per minute was driven by the mix of markets and routes that were traded on the exchange in their respective periods and an overall per minute price decline in the international voice business. This decrease in rate was partially offset by an increase in volume. The increased volume traded by our members was primarily due to an increase in the number of members on our exchange from 522 on September 30, 2006 to 963 on September 30, 2007. A total of 3.62 billion minutes were bought and sold on Arbinet’s exchange in the three months ended September 30, 2007, an increase of 19.5% from the 3.03 billion minutes for the three months ended September 30, 2006. Completed calls were 483.3 million in the three months ended September 30, 2007, representing a 30.7% increase over the 369.8 million completed calls for the three months ended September 30, 2006. Although the volume of minutes traded and completed calls increased over the prior period, the average call duration decreased from 4.1 minutes per call for the three months ended September 30, 2006 to 3.8 minutes per call for the three months ended September 30, 2007. The lower average call duration was primarily a result of a change in the mix of geographic markets and the mix of fixed versus mobile minutes traded on our exchange. The volatility in average trade rate, average call duration, and mix of geographic markets is expected to continue in the future.

As a result of decreases in trading revenues, cost of trading revenues decreased 7.4% from $126.1 million for the three months ended September 30, 2006 to $116.8 million for the three months ended September 30, 2007.

Fee revenues

Fee revenues increased 6.3% from $11.8 million for the three months ended September 30, 2006 to $12.5 million for the three months ended September 30, 2007. Fee revenues increased as a result of a 19.5% increase in minutes traded on the exchange offset, in part, by lower pricing. Average fee revenue per minute was $0.0035 in the three months ended September 30, 2007 compared to $0.0039 in the three months ended September 30, 2006. Average fee revenue per minute declined principally due to the mix of minutes traded on the exchange. We may provide incentives to increase member trading on our exchange, which, combined with changes in the mix of minutes traded, may lead to a decline in average fee revenue per minute in the future. Fee revenues from our Digital Media segment for the three months ended September 30, 2007 were not material.

Operations and development

Operations and development costs increased 26.6% from $4.2 million for the three months ended September 30, 2006 to $5.3 million for the three months ended September 30, 2007. This increase was principally the result of increased compensation related expenses of $0.7million. Most of the increase in compensation related expenses is the result of increased headcount to support our businesses. Software and hardware maintenance costs increased $0.2 million, which is attributable to new contracts and certain reclassifications from “General and administrative” expenses to “Operations and development” expenses. These expenses for the three months ended September 30, 2007 include $0.2 million from our Digital Media segment.

Sales and marketing

Sales and marketing expenses increased 25.7% from $1.8 million for the three months ended September 30, 2006 to $2.3 million for the three months ended September 30, 2007. This increase was principally the result of increased consulting expenses of $0.1 million. Sales and marketing expenses for the three months ended September 30, 2007 include $0.3 million from our Digital Media segment.

General and administrative

General and administrative expenses decreased 18.2% from $3.8 million for the three months ended September 30, 2006 to $3.1 million for the three months ended September 30, 2007. This decrease was principally attributable to a decrease in legal fees of $0.7 million. Legal fees in the three months ended September 30, 2006 included amounts related to the proxy contest in connection with the election of two Class II Directors at our 2006 Annual Meeting of Stockholders and the stock option investigation. General and administrative expenses for the three months ended September 30, 2007 related to our Digital Media segment were not material.

Depreciation and amortization

Depreciation and amortization increased from $1.6 million for the three months ended September 30, 2006 to $1.9 million for the three months ended September 30, 2007. This increase was the result of depreciation expense relating to capital expenditures during 2007 and 2006 and amortization expense associated with the intangible assets related to the acquisition of Broad Street Digital Limited in December 2006. Depreciation and amortization expense for the three months ended September 30, 2007 include $0.1 million from our Digital Media segment.

Restructurings

During 2001 and 2002, the Company exited two leased facilities and established a reserve for the future lease obligations, net of estimated sub-lease income. In August 2007, the Company decommissioned certain fixed assets at 611 West 6th Street in Los Angeles and relocated its Los Angeles switch operations to one of the sites which had been exited in December 2002. As a result, the Company recognized a gain of $1.0 million representing the reversal of the remaining liability related to abandoned space placed back into service. In addition, the Company recognized a charge of $0.3 million representing the present value of future lease obligations remaining on the West 6th Street location. A gain of $0.7 million, represents the net impact of these two transactions, has been reflected as a restructuring benefit in the accompanying statement of operations for the three and nine months ended September 30, 2007.

Interest and other income/expense

Interest income decreased from $0.8 million for the three months ended September 30, 2006 to $0.7 million for the three months ended September 30, 2007 due to lower average invested balances in 2007, partially offset by a higher rate of return on invested cash and marketable securities. Interest expense principally reflects fees paid by the company under its third party credit arrangements. Other income (expense), net, includes late fees charged by the Company to its members and net gains resulting from foreign currency transactions.

Provision for income taxes/income tax benefit

The Company recorded an income tax provision of $0.2 million and $0.1 million for the three months ended September 30, 2006 and 2007, respectively. The income tax provision in 2007 represents the statutory requirements for state taxes. The difference between the federal statutory tax rate and the estimated effective tax rate in 2006 was primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards and the impact of state taxes.

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

During the nine months ended September 30, 2007, capital expenditures were $4.9 million related primarily to amounts paid for software development, the purchase of telecommunications switching equipment and computer equipment. At September 30, 2007 we had cash and cash equivalents of $29.0 million and marketable securities of $19.4 million. We also are party to a $25.0 million lending facility with Silicon Valley Bank (“SVB”) under which we can borrow against our accounts receivable and general corporate assets. As of September 30, 2007, we had the full $25.0 million available to us, as no amounts were outstanding under this facility. Our current credit facility with SVB expires on November 30, 2007. We believe that our current cash balances and cash flows from operating activities should be sufficient for us to fund our current operations for the foreseeable future. To the extent we require additional capital to fund our working capital or capital expenditures we would seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all.

The following table sets forth components of our cash flows for the following periods:

	Nine Months Ended September 30,
	2006	2007
	($ in thousands)
Net cash provided by (used in) operating activities	$2,334	$(230)
Net cash (used in) provided by investing activities	$(12,728)	$5,744
Net cash provided by (used in) financing activities	$475	$(9,732)

Cash provided by (used in) operating activities

Cash used in operations for the nine months ended September 30, 2007 was primarily attributable to a net loss of $3.4 million and cash used by the change in operating assets and liabilities of $3.3 million, partially offset by non-cash expenses including depreciation and amortization of $6.1 million, stock-based compensation expense of $1.5 million partially offset by $0.7 million of restructuring gain on recaptured charges for abandoned leased property and foreign currency gain of $0.5 million. Cash provided by operating activities for the nine months ended September 30, 2006 was primarily attributable to net income of $1.3 million, and non-cash expenses including depreciation and amortization of $5.2 million, stock-based compensation expense of $0.9 million, partially offset by a gain on discontinued operations of $0.1 million and foreign currency exchange gain of $0.8 million. In addition, this was offset by cash used by the change in operating assets and liabilities of $4.1 million.

Cash (used in) provided by investing activities

Total capital expenditures for the nine months ended September 30, 2007 were $4.9 million related primarily to amounts paid for software development, and the purchase of telecommunications switching equipment and computer equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the nine months ended September 30, 2007 were $32.4 million . Total capital expenditures for the nine months ended September 30, 2006 were $5.4 million related primarily to amounts paid for software development, the purchase of telecommunications switching equipment and computer equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the nine months ended September 30, 2006 were $43.1 million.

Cash provided by (used in) financing activities

Cash used in financing activities for the nine months ended September 30, 2007 was primarily attributable to the repayment of $7.5 million in advances from SVB under the Non-Recourse Receivable Purchase Agreement, and the purchase of $2.1 million of treasury stock under the previously mentioned stock purchase plan. Cash provided by financing activities for the nine months ended September 30, 2006 was primarily attributable to $1.3 million borrowings from SVB under the Non-Recourse Receivable Purchase Agreement, partially offset by the repayment of approximately $0.6 million in debt and the purchase of $0.2 million of treasury stock.

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

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on our exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on our exchange. As part of managing the credit risk associated with buyers on our exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

•

Netting. We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the nine months ended September 30, 2007, 29% of our trading revenues were offset by selling activity.

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

We occasionally issue internal credit lines to our members based on our review of a member’s financial statements and payment history with us. Typically, these internal credit lines are in addition to the credit lines issued by our third party underwriters. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. For the nine months ended September 30, 2007, approximately 89% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which 43% were covered by our third party underwriters. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the future, we may elect to increase the amount of internal credit we extend to customers we deem creditworthy in order to reduce our credit underwriting costs. If buyers fail to pay us for any reason and we have not been able or have elected not to secure credit risk protection with respect to these buyers, our business could be adversely affected. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues that could materially affect our results of operations.

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

Foreign currency exposure

The financial position and results of operations of our U.K. subsidiary are measured using the British pound as the functional currency. The foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. The percentage of fee revenues denominated in British pounds was approximately 12% for the year ended December 31, 2006 and 12% for the nine months ended September 30, 2007.

Interest rate exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at December 31, 2006 or September 30, 2007. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and at September 30, 2007 our portfolio maturity was relatively short in duration. Assuming an average investment level in short-term interest bearing securities of $40.0 million, a one-percentage point decrease in the applicable interest rate would result in a $400,000 decrease in interest income.

Under the terms of our credit agreement with SVB, our borrowings bear interest at the prime rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10,000 assuming $1.0 million of borrowings. At December 31, 2006 and September 30, 2007, we had no outstanding borrowings under this agreement.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of September 30, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

World Access Proceeding

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group (collectively “the Debtors”), filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855. The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors confirmed a Plan of Liquidation that created a trust to proceed with liquidating avoidance actions. The Trustee has been substituted as the Plaintiff in all avoidance actions. The current discovery schedule designates December 7, 2007 as the deadline for all discovery, and the next status date is January 9, 2008.

World-Link Proceeding

On December 15, 2005, we filed a patent infringement lawsuit against World-Link Telecom, Inc. in the U. S. District Court in the Eastern District of New York. We assert that World-Link has infringed three of our U.S. patents relating to the trading of telecommunications capacity, namely, U.S. Patent Nos. 6,226,365; 6,442,258; and 6,542,588. By our Complaint, we seek damages and injunctive relief.

World-Link filed its Answer and Counterclaims to the Complaint on January 23, 2006. By its Answer, World-Link denied our infringement allegations and asserted that the claims of the patents in suit are invalid. World-Link also asserted a counterclaim for declaratory judgment that it did not infringe the patents in suit and that the patents in suit were invalid, and counterclaims for tortuous interference with contractual relations and monopolization or attempted monopolization under Section 2 of the Sherman Act.

On February 8, 2006, the parties attended an initial conference with the Magistrate Judge assigned to the case for the purposes of setting a schedule for the case. No case schedule has been issued yet. Discovery has begun in the case. The parties negotiated and the court entered a Protective Order to govern the treatment of the confidential and proprietary information of the parties during the case. On March 30, 2006, we served a set of discovery requests on counsel for World-Link. Shortly thereafter, World-Link served discovery requests on our counsel. World-Link responded to our discovery requests and produced documents to us on June 1, 2006. We responded to World-Link’s discovery requests on June 8, 2006 and produced documents to World-Link subsequently. On September 22, 2006, the Court issued an order referring the case to mediation. The parties exchanged settlement proposals during mediation and the mediation ended without an agreement. The parties exchanged proposed construction of patent claim terms on March 8, 2007, and were scheduled to serve opening briefs on claim construction on March 29, 2007. However, prior to the March 29 deadline, World-Link filed a motion for a proposed consent judgment, which proposal does not require an admission of infringement. Since such consent judgment would be meaningless, as it will allow World-Link to continue its infringing acts, we filed an opposition to this motion. On March 15, 2007, World-Link’s lead counsel filed a motion to withdraw as counsel citing our allegation of willful infringement, despite our offer to accommodate (and even though our original filed complaint alleges willful infringement). On March 21, 2007, World-Link filed a motion to stay discovery on the ground that the proposed consent judgment rendered further discovery unnecessary. We opposed the motion to stay discovery, as we need to uncover certain facts surrounding World-Link’s infringement and the willfulness of such tortuous act. On April 3, 2007, we filed a motion to add other World-Link affiliates as defendants in this action. On the morning of April 5, 2007, the day of the scheduled status conference, World-Link submitted a letter stating that it has filed a voluntary petition under Chapter 11 of the Bankruptcy Code. At the April 5 status conference, World-Link’s bankruptcy counsel represented that the action is automatically stayed. We promptly served a new complaint on the World-Link affiliates later that day. On April 13, 2007, we submitted a letter to the Court contending that the bankruptcy proceeding initiated by World-Link does not automatically stay, among other things, our motion to add non-bankrupt World-Link affiliates in the pending World-Link action. On April 27, 2007, we filed, in the US Bankruptcy Court, District of New Jersey, where World-Link Telecom’s bankruptcy petition is pending, (i) a motion for an order determining that Section 362(a) of the Bankruptcy Code does not preclude the continued prosecution of an action for injunctive relief against post-petition patent infringement, and (ii) a motion for relief from stay, to the extent necessary, to allow the remainder of the action to proceed. On April 30, 2007, World-Link Telecom filed in the bankruptcy court a motion for an entry of an order authorizing World-Link Telecom to enter into a common interest agreement with its affiliated entities in defense of our patent infringement claims.

The parties have entered into a Stipulation of Dismissal in connection with this matter, subject to approval of the US Bankruptcy Court, District of New Jersey. A hearing on this matter is currently set for November 19, 2007.

Item 1A	Risk Factors

There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 except as set forth in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007.

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

After deducting expenses of the offering, we received net offering proceeds of approximately $66.6 million. We used approximately $15.2 million of our net proceeds to redeem the outstanding shares of our Series B and Series B-1 preferred stock and approximately $10.0 million to repay principal and interest outstanding under our credit facility with SVB. Approximately $40.0 million of the net proceeds of the offering have been invested in investment-grade marketable securities within the guidelines defined in our investment policy. Such funds remain invested in such securities as of September 30, 2007. The remaining proceeds have been used for working capital purposes. We regularly assess the specific uses and allocations for the remaining funds.

(c) The following table provides information as of and for the quarter ended September 30, 2007 regarding shares of the Company’s common stock that were repurchased under the Company’s stock repurchase program (the “Repurchase Plan”).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Repurchase Plan (1)
Balance at beginning of period	140,549	$5.81	140,549	$14,180,000
7/1/07 – 7/31/07
8/1/07 – 8/31/07	125,610	$5.19	125,610	13,529,000
9/1/07 – 9/30/07	83,560	$5.29	83,560	13,087,000

Total	349,719	$5.46	349,719	$13,087,000

(1)	The Repurchase Plan was adopted and announced on June 11, 2007. The Repurchase Plan authorizes the repurchase of up to $15 million of the Company’s common stock at any time and from time to time. The share repurchases may be made at management’s discretion in the open market in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, and other factors. The Repurchase Plan may be suspended or discontinued at any time. We plan to hold the repurchased shares as treasury stock.

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Stockholders was held on August 21, 2007.

There were present at our Annual Meeting in person or by proxy stockholders holding an aggregate of 20,229,577 shares of our common stock out of a total number of 25,559,389 shares of common stock issued and outstanding and entitled to vote at the meeting.

The only matter that was voted on at our Annual Meeting was the election of three Class III Directors to serve until the 2010 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

The following persons were elected as Class III Directors at our Annual Meeting:

	Number of Shares of Common Stock
Nominee	Votes For	Votes Withheld
Shawn F. O’Donnell	20,169,303	60,274

Michael J. Ruane	19,293,726	935,851

Jill Thoerle	20,170,503	59,074

The following persons are the Class I and Class II directors whose terms of office continued after the Annual Meeting: Robert C. Atkinson, Roger H. Moore (each Class I, with terms expiring in 2008) and Michael J. Donahue, Stanley Kreitman and Alex Mashinsky (each Class II, with terms expiring in 2009).

Item 5.	Other Information

On August 21, 2007 and October 30, 2007, the Board of Directors of Arbinet-thexchange, Inc., a Delaware corporation (the “Company”), approved amendments to the Second Amended and Restated By-Laws of the Company to allow for the issuance and transfer of uncertificated shares of the Company. These amendments are effective as of August 21, 2007 and October 30, 2007. The purpose for these amendments is to ensure that the Company could become eligible to participate in a Direct Registration Program, as required by NASDAQ Rule 4350.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
3.1	Certificate of Amendment to the Second Amended and Restated By-Laws of the Arbinet-thexchange, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2007)

10.1	Offer Letter by and between Roger H. Moore and Arbinet-thexchange, Inc., dated July 9, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 10, 2007)

10.2	Settlement and Standstill Agreement dated as of July 13, 2007 by and between Arbinet-thexchange, Inc. and Alex Mashinsky and Governing Dynamics Investments, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.3	Settlement and Standstill Agreement dated as of July 13, 2007 by and between Arbinet-thexchange, Inc. and Robert A. Marmon (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.4	Settlement and Standstill Agreement dated as of July 13, 2007 by and between Arbinet-thexchange, Inc. and Singer Children’s Family Trust, Karen Singer, and Gary Singer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.5	Settlement and Standstill Agreement dated as of July 13, 2007 by and between Arbinet-thexchange, Inc. and Cadence Master Ltd. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.6	Settlement and Standstill Agreement dated as of July 13, 2007 by and between Arbinet-thexchange, Inc. and Archer Capital Master Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.7	Settlement and Standstill Agreement dated as of July 13, 2007 by and between Arbinet-thexchange, Inc. and LC Capital Master Fund, Ltd., LC Capital / Capital Z SPV, LP, Lampe, Conway & Co. LLC, Steven G. Lampe, and Richard F. Conway (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.8	Settlement and Standstill Agreement dated as of July 13, 2007 by and between Arbinet-thexchange, Inc. and Bay Harbour Management, LC and Trophy Hunter Investments, Ltd. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.9	Settlement and Standstill Agreement dated as of July 13, 2007 by and between Arbinet-thexchange, Inc. and Simplex Trading Company (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.10	Voting Support and Standstill Agreement dated as of July 13, 2007 by and between Arbinet-thexchange, Inc. and Greywolf Capital Partners II LP, Greywolf Capital Overseas Fund, Greywolf Advisors, Greywolf Capital Management LP, Greywolf GP LLC, and Jonathan Savitz (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBINET-THEXCHANGE, INC.

Date: November 9, 2007	/s/ Roger H. Moore
Roger H. Moore
Interim Chief Executive Officer and President (Principal Executive Officer)

Date: November 9, 2007	/s/ John B. Wynne, Jr.
John B. Wynne, Jr.
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Amendment to the Second Amended and Restated By-Laws of the Arbinet-thexchange, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2007)

10.1	Offer Letter by and between Roger H. Moore and Arbinet-thexchange, Inc., dated July 9, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 10, 2007)

10.2	Settlement and Standstill Agreement dated as of July 13, 2007 by and between Arbinet-thexchange, Inc. and Alex Mashinsky and Governing Dynamics Investments, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.3	Settlement and Standstill Agreement dated as of July 13, 2007 by and between Arbinet-thexchange, Inc. and Robert A. Marmon (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.4	Settlement and Standstill Agreement dated as of July 13, 2007 by and between Arbinet-thexchange, Inc. and Singer Children’s Family Trust, Karen Singer, and Gary Singer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.5	Settlement and Standstill Agreement dated as of July 13, 2007 by and between Arbinet-thexchange, Inc. and Cadence Master Ltd. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.6	Settlement and Standstill Agreement dated as of July 13, 2007 by and between Arbinet-thexchange, Inc. and Archer Capital Master Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.7	Settlement and Standstill Agreement dated as of July 13, 2007 by and between Arbinet-thexchange, Inc. and LC Capital Master Fund, Ltd., LC Capital / Capital Z SPV, LP, Lampe, Conway & Co. LLC, Steven G. Lampe, and Richard F. Conway (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.8	Settlement and Standstill Agreement dated as of July 13, 2007 by and between Arbinet-thexchange, Inc. and Bay Harbour Management, LC and Trophy Hunter Investments, Ltd. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.9	Settlement and Standstill Agreement dated as of July 13, 2007 by and between Arbinet-thexchange, Inc. and Simplex Trading Company (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.10	Voting Support and Standstill Agreement dated as of July 13, 2007 by and between Arbinet-thexchange, Inc. and Greywolf Capital Partners II LP, Greywolf Capital Overseas Fund, Greywolf Advisors, Greywolf Capital Management LP, Greywolf GP LLC, and Jonathan Savitz (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Financial Officer).