Form 10-K
period 2007-12-31
ARBINET THEXCHANGE INC
filed 2008-03-17
CIK 1136655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-51063

ARBINET-THEXCHANGE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3930916 (I.R.S. Employer Identification No.)

120 Albany Street, Tower II, Suite 450, New Brunswick, New Jersey (Address of Principal Executive Offices)	08901 (Zip code)

Registrant’s telephone number, including area code: (732) 509-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates computed by reference to the last reprinted sale price on June 30, 2007 was $142,290,133. As of March 1, 2008, there were outstanding 25,330,319 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Arbinet-thexchange, Inc. definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year are incorporated by reference into Part III of this Form 10-K and certain documents are incorporated by reference to Part IV.

i

PART I

Item 1.	Business

Overview

We are a leading solutions provider for the telecommunications industry, based primarily upon an electronic market for trading, routing and settling communications capacity. Members of our exchange, consisting primarily of communications services providers, anonymously buy and sell voice calls and Internet capacity through our centralized, efficient and liquid marketplace. Communications services providers that do not use our exchange generally individually negotiate and buy access to the networks of other communications services providers to send voice calls and Internet capacity outside of their networks. We believe that we provide a cost-effective and efficient alternative to these direct connections. With a single interconnection to our exchange, members have access to all other members’ networks. Members place orders through our easy-to-use web-based interface. Sellers on the exchange post sell orders to offer voice calls and Internet capacity for specific destinations, or routes, at various prices. We independently assess the quality of these routes and include that information in the sell order. Buyers place buy orders based on route quality and price and are matched to sell orders by our fully automated trading platform and our proprietary software. When a buyer’s order is matched to a seller’s order, the voice calls or Internet capacity are then routed through our state-of-the-art facilities. We invoice and process payments for our members’ transactions and manage the credit risk of buyers primarily through our credit management programs with third parties. In addition to our trading activities, we have also developed a suite of complementary services to help customers become more cost and operationally efficient, by for example, reducing their number of bilateral agreements.

Through our exchange, we manage over 1,300 worldwide destinations. As of December 31, 2007, we had 990 members who subscribed to our voice trading services, including the world’s ten largest communications services providers and approximately 75% of the world’s forty largest communication service providers. The following table illustrates the growth and changing mix of the minutes traded on our exchange for voice calls:

		Minutes (billion)	% Increase to prior year	Wireline/ Wireless Mix		Traditional Networks/VoIP
Year ended December 31,	Members			Wireline	Wireless	Traditional	VoIP
2005	399	11.9	13%	64%	36%	76%	24%
2006	693	12.6	6%	56%	44%	74%	26%
2007	990	14.4	14%	56%	44%	65%	35%

Recent Developments

Digital Media: In August 2006, we established a new subsidiary, Arbinet Digital Media Corporation, to explore and develop products and services to address the large and growing market opportunity presented by the exchange of digital media. As part of our digital media strategy, in December 2006, the Company, through its wholly-owned subsidiary, Broad Street Digital Inc., acquired all of the outstanding common stock of Flowphonics Limited (now known as Broad Street Digital Limited (“Broad Street Digital”), a license management platform for intellectual property rights and digital content distribution. The purchase price was approximately $2.1 million, including transaction costs.

To increase resources available for its core businesses, we announced that we are exploring strategic alternatives for Broad Street Digital and expect to divest the business in the second quarter of 2008. As a result of this decision, we recognized an impairment charge of approximately $2.3 million to write down the intangible and long lived assets of Broad Street Digital to their estimated fair value. Although we are exploring the divestiture of Broad Street Digital, we will continue to evaluate opportunities in the rapidly growing digital media market that leverage the Company’s technology while also enabling an appropriate balance between cost and revenue opportunities.

Special One Time Cash Distribution: On February 28, 2008, we announced that our Board of Directors approved a special one-time cash distribution of $0.40 per share. The aggregate total distribution is estimated to approximate $10.1 million based on approximately 25.4 million shares outstanding as of February 28, 2008. The special cash distribution will be paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. The special cash distribution replaces our existing $15.0 million stock repurchase plan, previously announced on June 11, 2007, under which we repurchased approximately 835,000 shares. The stock repurchase plan was terminated.

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

Voice Industry

The voice industry is characterized by changes driven by deregulation in telecommunications markets around the world, an increase in and shift of minutes to wireless and the acceptance of Voice over Internet Protocol (“VoIP”) as an alternative to traditional TDM based wireline phone service. The overall growth rate of voice minutes (TDM based and VoIP combined) is now approximately 10 -11% per year rather than the 13 -15% per year growth rates experienced between 2001 and 2005. This decline in the rate of growth is considered a permanent shift and is due to three primary factors: 1) increasing mobile saturation, 2) VoIP incursion and other computer-to-computer calling and 3) the diminished ability of price cuts to stimulate additional demand. Current drivers of existing demand do include:

•

Deregulation. According to TeleGeography, a leading industry source for current and historical telephone traffic statistics, in 1995, nearly half of the world’s international voice traffic was originated in the 15 countries that had opened their international long-distance markets to competition. By 2006, 20 countries, accounting for 80% of the world’s international traffic, had liberalized their international and domestic long-distance markets.

•

Shift to Wireless. Consumer phone usage is shifting from fixed-line phones to wireless phones. According to TeleGeography, mobile phones have outnumbered fixed-line phones since 2002 and accounting for 69% of worldwide phone lines in 2007, compared with 59% in 2004.

•

VoIP. VoIP permits a user to send voice, fax and other information over the Internet, rather than through a regular telephone network system based on switches, commonly referred to as a public switched telephone network, or PSTN. VoIP has been used as a low-cost solution to provide call completion, or termination, to telecommunications services providers. The low cost of launching a telecommunications business with VoIP, coupled with deregulation in telecommunications markets, has driven fragmentation of communications services markets. VoIP is now being used as a way to provide local and long-distance phone service to consumers and enterprises. Cable companies and VoIP service providers are driving current consumer adoption of VoIP and are expected to capture a significant share of the overall voice market. According to TeleGeography, international VoIP traffic has grown from less than 10 million minutes in 1997 to 60.4 billion minutes in 2006.

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

According to TeleGeography, the international data market is currently growing at over 40% per year driven by peer-to-peer networking and web browsing. Our current data offering includes an exchange for the buying and selling of internet capacity and services to enhance transit quality and reduce network cost. Given the high growth and term contracts associated with data services, we believe the data business provides a more predictable and stable revenue stream.

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

We believe this traditional process can take several months from initial contact through the time of interconnection. In addition, the negotiated prices between the buyer and seller may become obsolete by the time the interconnection has been established or as market conditions change. Further, this direct process burdens the parties with numerous interconnections that must be managed and maintained.

As a result of these problems, we believe the global communications services industry benefits from our exchange, which provides a centralized, efficient platform for the trading, routing and settling of communications capacity in order to improve profitability and optimize network utilization.

Our Solution

We have created a global, automated, standardized, single center of commerce to trade, route and settle voice calls. Our exchange-based trading system permits buyers and sellers to transact business in a broad, liquid, open and transparent market, rather than on a one-to-one basis, and incorporates the following attributes:

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

Route

•

Patented automated order matching. Using our proprietary software and patented processes, our trading platform automatically creates a routing table that prioritizes member orders based on the quality and price parameters entered into our web-based interface. This routing table is automatically queried by our switches.

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

•

Credit risk management. We manage the credit risk of the buyers on our exchange through our arrangements with GMAC Commercial Finance LLC, or GMAC, and Silicon Valley Bank, or SVB, the netting of our members’ buying and selling activity, prepayment programs, cash deposits and letters of credit. Every four hours, our CreditWatch system calculates a member’s net trading balance against its credit line and automatically alerts the affected member and us as the member approaches target thresholds of its credit line. We utilize our CreditWatch system on a member-by-member basis. This enables us to monitor and better manage our credit exposure.

The Benefits of our Solution to our Exchange Members

Our exchange provides many benefits to our members. By trading, routing and settling voice calls and Internet capacity through our exchange, members can access multiple buyers and sellers, increase network utilization, achieve better pricing and improve profitability and cash flow by reducing the number of interconnections, reducing selling, legal, billing and collection expenses and virtually eliminating disputes and bad debt.

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

•

Benefits of our trading platform and automatic routing. We believe our buyers are able to lower their costs for voice capacity at their specified quality criteria because buyers have access to quality and price data of numerous sellers. We eliminate the need for buyers to independently assess the quality of each seller’s network by providing a centralized and up-to-date source of quality ratings, enabling buyers to make quality comparisons between sellers’ routes.

•

Benefits of our settlement and credit risk management features. Our settlement procedures are standardized and centralized. We handle all invoicing for voice calls and Internet capacity sold on our exchange. Members receive a single payment or invoice from us reflecting net buying or selling activity on our exchange. This settlement reduces members’ administrative costs and improves their working capital. We virtually eliminate bad debt exposure for sellers because we assume the credit risk of every transaction executed on our exchange. We pay our sellers regardless of whether we have collected payment from the buyers. We believe our standard settlement terms accelerate the payment and improve cash flow for our sellers.

Our Strategy

The key elements of our strategy are:

Expand our voice and data business through the following initiatives:

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

•

Increase membership on our exchange. We intend to continue to add members to our exchange in order to increase liquidity and volume. We are focusing our sales and marketing efforts on incumbent national carriers, regional Bell operating companies and competitive communications services providers in deregulated markets in North America, Western Europe, Asia, Latin America and the Middle East. We are also focusing our sales efforts on communications services providers that we believe are best positioned to add market share as minutes shift to wireless and VoIP, including wireless communications services providers, cable companies and VoIP service providers. In August 2006, we introduced an Associate Member program that enables members to participate in the exchange under a reduced fee structure. This program was responsible for an increase of 531 members from its introduction through December 31, 2007. As our membership increases, we expect the network effect of our exchange to attract even more buyers and sellers, which will further increase liquidity.

•

Growing the data business. According to TeleGeography, the international data market is growing at over 40% per year, driven by peer-to-peer networking and web browsing. Our current data offering includes an exchange for the buying and selling of internet capacity and services to enhance transit quality. Given the term-based contracts associated with data services, we believe the data business provides a more predictable and stable revenue stream. We are focusing on growing our data business through incremental sales resources and potential investment in our data business infrastructure.

•

Develop, market and expand complementary services. We plan to leverage our platform, intellectual property and long-term relationships to develop new products and services that enable our members to move more traffic to our platform and to manage the increased complexities of routing traffic across traditional and VoIP networks. In addition, these services allow us to help customers become more cost and operationally efficient, by, for example, reducing their number of bilateral agreements. We continue to develop AssuredAxcess, PrivateExchange and PeeringSolutions introduced in 2006, and in 2007 we introduced a Global Network Portability Query service and the supply of Dialing In Numbers (DIDs).

Leverage our trading platform, intellectual property and operations support systems to offer a trading platform for other digital media:

•

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

Services

Overview of Products and Services

We offer the following services:

Voice Exchange

We operate the world's largest electronic marketplace for communications trading. Our online trading platform enables 990 fixed and mobile service providers to buy, sell, deliver and settle over 14 billion minutes per year.

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

RapidClear. RapidClear is an accelerated settlement service we offer for a fee, where sellers can elect to be paid in advance of our standard settlement terms.

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

AssuredAxcess. Introduced in August 2006, AssuredAxcess is a service that automatically routes a buyer's call directly to its destination. Buyers do not manage orders as they do in our traditional exchanges. Calls are automatically distributed between selling members to achieve the highest possible performance and lowest cost targets. Rates are fixed for fifteen or thirty days.

PrivateExchange. Introduced in August 2006, PrivateExchange is an outsourced solution that allows communications services providers to manage their bilateral commercial agreements, including rate negotiations, while we manage routing, reporting, credit risk and settlement.

Global Number Portability. Introduced in late 2007, Global Number Portability Query Services allow a carrier to query our systems for information about the carrier currently serving an end customer in order to route and rate the call correctly.

Direct Inward Dialing Services. Introduced in mid 2007, the DID service allows a carrier to make use of telephone numbers from other regions or countries to supply to their VoIP customers.

Internet Exchange

We provide a leading marketplace for IP transit and paid peering. More than 200 Internet service providers (“ISPs”) and content sites buy, sell, deliver and settle IP transit and peering.

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

SelectIP. Companies that sell Internet capacity do not deliver the same quality levels to every destination. SelectIP allows members to trade, route and settle traffic directed to a specific destination on the Internet or autonomous system number, or ASN. Buyers simply place ASN-specific bids on our exchange and choose from responding seller offers. SelectIP allows our members to purchase Internet capacity for specific ASNs for varying lengths of time.

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

Fee Revenue

We charge our members a variety of fees based on their membership, usage and subscriptions to our complementary services. Our members pay the following fees:

•

Trading fees. Full members of our exchange and our SwitchAxcess customers are generally assessed minimum fees, payable monthly in advance, based on the size of their connections to our EDPs. These minimum fees provide these members with a fixed amount of trading volume at no additional charge. When a member trades above the allotted trading volume associated with its minimum fee, the member then generally pays an incremental per minute or per megabyte fee on all traffic above the usage minimum. We offer volume-based discounts on both the minimum capacity fees and per minute and per megabyte fees, and in certain instances we realize an additional fee representing the spread between the fixed rate and the ask price from the seller. Associate members are eligible to buy AssuredAxcess exclusively.

•	AssuredAxcess fees. AssuredAxcess buyers pay rates that are fixed for fifteen or thirty days. We realize a fee as the spread between this fixed rate and the ask price from the seller.

•	Credit risk management fee. Sellers pay a fixed percentage of their gross sales volumes for centralized invoicing, shorter settlement period and outsourced credit risk management services.

•	Membership fee. New full members pay a membership fee to join our exchange.

•	Additional service fees. In addition to the membership fee and access fees our members generally pay fees for using additional value-added services. Currently, these fees include:

•	Inter-EDP. Buyers located within one of our EDPs pay an additional fee if they trade with a seller located in another EDP.

•	SelectRouting. Members pay an additional per-minute fee for traffic traded through our SelectVoice services.

•	OptimizedRouting. Members pay an additional per minute or per megabyte fee for traffic traded through our OptimizedVoice and OptimizedIP services.

•	DirectAxcess. Members pay an additional per minute fee for traffic traded through our DirectAxcess service.

•	RapidClear. Members who elect to be paid prior to our standard settlement terms pay an additional service fee based on the dollar value they have sold on our exchange.

Sales and Marketing

We market and sell our products and services through our direct sales force. We seek to expand the utilization of our exchange by our current members through account managers who are dedicated to specific customer accounts. Our sales team has extensive sales experience with a broad range of communications and technology companies and is located throughout the United States, Europe, Asia, Middle East and South America. Our sales process frequently involves a trial, where our members trade a small volume of traffic prior to trading larger volumes through our centralized exchange. With respect to our larger members, sales efforts are directed at multiple decision makers, frequently including senior corporate executives, chief information officers and vice presidents of procurement. We target our voice services sales efforts at the telecommunications industry, and, in particular, the market for international wire line, wireless and VoIP minutes.

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

Automated trading and delivery platform

Our system automatically matches buy and sell orders on our voice exchange every four hours. Our trading platform automatically creates an individualized routing table that prioritizes member orders based on the quality and price parameters entered into our web-based interface. This routing table is automatically downloaded into an Arbinet-developed Service Control Point (“SCP”), which is queried on a call-by-call basis by our switches in order to determine the correct routing for that individual call or session. As a result, when a buyer sends a voice call or Internet traffic to our exchange, our systems can automatically determine which seller best meets the buyer’s quality and price requirements and route the traffic to the appropriate seller. If the seller cannot terminate the voice call, our systems automatically forward that traffic to the next seller that meets the buyer’s quality and price requirements. If no seller is able to accept the buyer’s traffic, our systems automatically return the traffic to the buyer to try alternative service providers to complete the traffic.

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

Our systems automatically generate reports that summarize the total activity on our exchange and the buy and sell activity for specific members. These reports are useful to our members in determining the parameters within which they buy and sell minutes on our exchange.

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

Members

Our members consist primarily of communications services providers seeking to buy or sell communications capacity and include national, multinational and regional telecommunications carriers, wireless carriers, resellers and VoIP service providers. As of December 31, 2007, we had 990 members of voice on thexchange, compared to 693 members as of December 31, 2006, representing approximately a 43% increase. Our members include the world’s ten largest international communications services providers. Our members traded approximately 14.4 billion minutes in 2007 and approximately 12.6 billion minutes in 2006, representing an increase of approximately 14%. No member in 2007 represented over 5% of our fee revenue and our top ten members represented, in the aggregate, approximately 17% of our revenue. As of December 31, 2007, we had 177 members of data on thexchange, compared to 153 members as of December 31, 2006.

Competition

Our members trade, route and settle voice calls and Internet capacity based on route quality and price through our automated trading platform, proprietary software and state-of-the-art facilities. We believe that we currently do not have any competitors who offer communications services providers the ability to trade, route and settle capacity based on quality and price in an automated, anonymous platform similar to ours. Although historically a number of companies attempted to provide similar functionality to communications services providers, many of these companies have either ceased related operations, or have become resellers of voice calls and/or Internet capacity. Although we believe that the network effect of our exchange and our intellectual property are significant barriers to entry into this business, new competitors may be able to create centralized trading solutions that replicate our business model, especially in the VoIP space.

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

Broad Street Digital provides a content/license management and distribution platform for publishers and retailers of music. The service offerings include digital asset storage, encoding, distribution, rights management, reporting and settlement. There are a number of competitors that offer some or all of these services. Many of these companies have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may have the ability to better attract and retain the same customers that we are targeting. We are exploring strategic alternatives for Broad Street Digital Ltd. and expect to divest the business in the second quarter of 2008.

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

We have been issued 38 domestic and international patents, and have 22 further pending patent applications related, among others, to a process for clearing telecommunications trading transactions. These patents relate, among other things, to a process that collects requests to purchase and offers to sell telecommunications services, from buyers and sellers of such services, matches the offers and requests and delivers the traded telecom services between matched sellers and buyers.

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

Arbinet® and Arbinet-thexchange® are registered trademarks of Arbinet-thexchange, Inc. Thexchange sm, voice on thexchangeSM, OptimizedVoiceSM, SelectVoiceSM, PrimeVoice SM, DirectAxcessSM, AssuredAxcessSM, PrivateExchangeSM, PeeringSolutionsSM, data on thexchangeSM, OptimizedIPSM, SelectIPSM, PrimeIPSM, SwitchAxcessSM, RapidClearSM, SoftSwitchAxcessSM, AxcessCodeSM, AxcessRateSM, CreditWatch SM, Broad Street DigitalSM and rightsrouter® are service marks of Arbinet-thexchange, Inc. Our logos, trademarks and service marks are the property of Arbinet-thexchange, Inc.

Employees

As of December 31, 2007, we had 137 employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Our Executive Officers

The following table identifies our executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
William M. Freeman(1)	55	President and Chief Executive Officer and Director	November 2007
John B. Wynne, Jr.(2)	46	Chief Financial Officer	October 2006
Curt R. Koeppen .(3)	59	Chief Marketing Officer	December 2007
Peter P. Sach(4)	48	Chief Operating Officer	December 2007
W. Terrell Wingfield, Jr.(5)	55	General Counsel and Secretary	September 2006

(1)	William “Bill” M. Freeman has been our President and Chief Executive Officer since November 2007. Mr. Freeman also served as Chief Executive Officer and a director of Leap Wireless International, Inc. from May 2004 to February 2005 and as President of the Public Communications Group of Verizon Communications Inc. from 2000 to February 2004. Mr. Freeman served as President and Chief Executive Officer of Bell Atlantic-New Jersey from 1998 to 2000, President and Chief Executive Officer of Bell Atlantic-Washington, D.C. from 1994 to 1998, and in a number of other executive and management positions at Verizon beginning in 1974. Mr. Freeman serves as a director of CIT Group Inc., a director and chairman of Terrestar Corp. (previously Motient Corp.), and a director of Value Added Holdings, Inc., a privately held communications company. Mr. Freeman is a founder and co-owner of Synthesis Security LLC. Mr. Freeman serves on the Board of Trustees of Drew University. Mr. Freeman received a B.A. in Economics from Drew University and an M.B.A. from the Rutgers University.

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

(3)	Curt R. Koeppen has been our Chief Marketing Officer since December 2007. From January 2004 to November 2007, Mr. Koeppen served as Vice President of Capitol Management Partners. Mr. Koeppen previously served as Senior Technical Director of Broadband Access for AOL Time Warner from September 2000 to September 2003. Mr. Koeppen received a B.S.C.E. and an M.S.C.E. from the New Jersey Institute of Technology.

(4)	Peter P. Sach has been our Chief Operating Officer since December 2007. From April 2004 to December 2007, he served as our Chief Information Officer and Senior Vice President of Operations. From July 2001 to April 2004, he served as our Chief Administrative Officer and Treasurer. From March 2001 to July 2001, he served as Managing Director for Reo Consulting Group, LLC, a management consulting company. Prior to that, from March 2000 to March 2001, he served as Chief Operating Officer for OnTera Broadband, Inc. From June 1999 to March 2000, he served as Senior Vice President, Systems Development and Administration for AT&T Broadband Services. From August 1998 to June 1999, Mr. Sach was the Vice President Strategic Sales for AT&T Business Services. Prior to that, from August 1986 to August 1998, Mr. Sach held various positions at Teleport Communications Group. Mr. Sach received a B.S. degree from State University College of New York at Fredonia.

(5)	W. Terrell “Terry” Wingfield, Jr. has been our General Counsel and Secretary since September 2006. From October 2005 until his appointment as our General Counsel and Secretary, Mr. Wingfield had been Corporate Vice President of Business Development at Current Communications Group, LLC. From September 2004 until October 2005, he was a Principal with River Park Consulting, LLC. From November 2002 until August 2004, he was Executive Vice President, General Counsel and Corporate Secretary of RCN Corporation, and from October 2000 until November 2002 he was Senior Vice President, General Counsel and Secretary of Velocita Corp. Mr. Wingfield received a B.B.A. in Finance from the University of Georgia and a J.D. from the Walter F. George School of Law at Mercer University.

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

I tem 1A.	Risk Factors

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

We began our operations in November 1996. In October 1999, we discontinued some of our previous operations, which involved the sale and rental of telecommunication equipment and operating international routes, and modified our business strategy to focus exclusively on our Internet-based exchange for long-distance voice calls. In the second quarter of 2004, we introduced our exchange-based system for buying and selling Internet capacity. In 2006, we introduced a number of new products, including AssuredAxcess, PrivateExchange and Peering Solutions. In August 2006 we established a new subsidiary, Arbinet Digital Media Corporation, to explore and develop products and services to address the large and growing market opportunity presented by the exchange of digital media, and in December 2006, we acquired Flowphonics Limited, now known as Broad Street Digital Limited, a license management platform for intellectual property rights and digital content distribution, which we have subsequently announced the Company is seeking to divest. In 2007, we introduced our GNPC Query Service and DID exchange.

We have experienced, and expect to continue to experience, risks and difficulties frequently encountered by companies in new and rapidly evolving markets. In order to overcome these risks and difficulties, we must, among other things:

•	generate sufficient usage of our exchange by our members;

•	maintain and attract a sufficient number of members to our exchange to sustain profitability;

•	execute our business strategy successfully, including successful execution of our Internet capacity business;

•	manage our expanding operations;

•	upgrade our technology, systems and network infrastructure to accommodate increased traffic and transaction volume and to implement new features and functions; and

•	achieve adoption by having customers and potential customers use our new products and services.

Our failure to overcome these risks and difficulties and the general risks and difficulties frequently encountered by early stage companies could impair our ability to expand our business, continue our operations or raise capital.

We have incurred a cumulative loss since inception and if we do not generate significant revenues, we may not return to profitability.

We have incurred significant losses since our inception in November 1996. At December 31, 2007, our accumulated deficit was approximately $96.9 million. We incurred a net loss of $0.4 million and a net income of $9.7 million for the years ended 2006 and 2005 respectively, and we incurred a net loss of $6.9 million for the year ended December 31, 2007. We expect to incur significant future expenses, particularly with respect to the development of new products and services, deployment of additional infrastructure, divestiture of Broad Street Digital and expansion in strategic global markets. To return to profitability, we must continue to increase the usage of our exchange by our members and attract new members in order to improve the liquidity of our exchange. We must also deliver superior service to our members, mitigate the credit risks of our business, develop and commercialize new products and services. We may not succeed in these activities and may never generate revenues that are significant or large enough to return to profitability on a quarterly or annual basis. A large portion of our fee revenues is derived from fees that we charge our members on a per-minute and per-megabyte basis. Therefore, a general market decline in the price for voice calls and Internet capacity may adversely affect the fees we charge our members in order to keep or increase the volume of member business and could materially impact our future revenues and profits. Our failure to return to profitability would depress the market price of our common stock and could impair our ability to expand our business, diversify our product and service offerings or continue our operations.

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

Our current credit facility with Silicon Valley Bank, or SVB, expires on November 28, 2008. Even though we expect to extend the expiration date on this facility, we may default under this facility or may not be able to renew this credit facility upon expiration or on acceptable terms. In addition, we may seek additional funding in the future and intend to do so through public or private equity and debt financings. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product or service candidates or products or services, which we would otherwise pursue on our own. Additional funds may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may not be able to execute our business plan. As a result, our business, results of operations and financial condition could be adversely affected and we may be required to significantly curtail or cease our operations.

Our settlement procedures subject us to financial risk on all receivables not accepted by GMAC or Silicon Valley Bank under our credit arrangements or covered by our other methods of managing our credit risk. In addition, we may elect to forego potential revenues to avoid certain credit risks.

Under our settlement procedures, we pay a seller on our exchange the net sales price, or the total amount sold by a member less the amount purchased by that member in a given period, for its trading activity. We may not, however, collect the net sales price from the buyers on our exchange until after we have paid the sellers. We have established credit risk assessment and credit underwriting services with each of GMAC and SVB, which protect us from credit losses in the event of nonpayment due to bankruptcy. We are subject to financial risk for any nonpayment by our buyers for receivables that GMAC and/or SVB do not accept. We seek to mitigate that risk by evaluating the creditworthiness of each buyer prior to its joining our exchange, as well as requiring deposits, letters of credit or prepayments from some buyers. We also manage our credit risk by reducing the amount owed to us by our buying members by netting the buy amount and the sell amount for each member on our exchange. In 2007, approximately 87% of our trading revenues were covered by our third party credit agreements, netting, prepayments or other cash collateral, of which our third party credit underwriters covered 41%. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the future, we may elect to increase the amount of credit we extend to our customers we deem creditworthy in order to reduce our credit underwriting costs. If buyers fail to pay us for any reason and we have not been able or have elected not to secure credit risk protection with respect to these buyers, our business could be adversely affected. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues that could materially affect our results of operations.

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

We may not be able to effectively manage the pricing risk in our AssuredAxcess service, which could result in significant losses to us.

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

We are dependent on the members of our senior management team, in particular, William M. Freeman, our President and Chief Executive Officer, for our business success. Our employment arrangements with Mr. Freeman and our other executive officers are terminable on short notice or no notice. We do not carry key man life insurance on the lives of any of our key personnel. The loss of any of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could significantly affect our current and future growth. In addition, our growth will require us to hire a significant number of qualified technical and administrative personnel. There is intense competition for human resources, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful operation and growth of our exchange. The loss of the services of key personnel or the inability to attract new employees when needed could severely harm our business.

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

The communications services industry is highly regulated in the United States and in foreign countries. Our business may become subject to various United States, United Kingdom and other foreign laws, regulations, agency actions and court decisions. The Federal Communications Commission, or FCC, has jurisdiction over interstate and international communications in the United States. The FCC currently does not regulate the services we offer. If, however, the FCC determined, on its own motion or in response to a third party’s filing, that it should regulate our services and that certain of our services or arrangements require us to obtain regulatory authorizations, the FCC could order us to make payments into certain funds supported by regulatory entities, require us to comply with reporting and other ongoing regulatory requirements and/or fine us. Our growth strategy may include activities that will subject us to certain regulation by the FCC. We are currently not regulated at the state level, but could be subjected to regulation by individual states as to services that they deem to be within their jurisdiction.

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

The future market for our new products and services, and, therefore, the revenues from these new products and services, cannot be predicted with certainty.

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

As prices for international long-distance minutes continue to decline, we may need to charge our members less for utilization of our services. We may also need to reduce our prices to drive incremental minutes on our exchange. As we have a predominantly fixed-price operating cost structure, we believe we should be implementing pricing programs that maximize the volume and aggregate fee revenues to our exchange. We continue to explore additional volume discounting programs and alternative pricing programs to drive overall fee revenues. Our fee revenue per minute may decline in the coming quarters as we explore these pricing initiatives. We cannot be certain that our pricing programs will drive significant enough increases in volume to offset the price reduction and, therefore, our aggregate fee revenues could decline due to these pricing programs.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our independent auditors are required to report on the effectiveness of internal control over financial reporting. Our management is also required to report on the effectiveness of our disclosure controls and procedures. As disclosed in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 our management identified a material weakness in internal control over financial reporting and, accordingly, determined that internal control over financial reporting was not effective at December 31, 2005. Such material weakness and deficiencies in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on our business, financial condition or results of operations. Further, if we do not remediate any known material weakness, we could be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, we could fail to timely meet our regulatory reporting obligations, or investor perceptions could be negatively affected; each of these potential consequences could have an adverse effect on our business, financial condition or results of operations.

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

Our business could be harmed by prolonged electrical power outages or shortages or general availability of electrical resources.

Our EDPs are susceptible to electrical power shortages, planned or unplanned power outages caused by these shortages, such as those that occurred in California during 2001 and in the Northeast in 2003, and limitations, especially internationally, of adequate power resources. We attempt to limit exposure to system downtime by housing our equipment in data centers, and using backup generators and power supplies. Power outages that last beyond our backup and alternative power arrangements could harm our members and our business.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or have purchased under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. However, we may not hold proprietary rights to some of our current or future methods and technologies, and some of the protections for our proprietary methods and technologies may not be recognized in all jurisdictions. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in industry-related literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patent applications. As a result, we may be required to obtain licenses under third-party patents. If licenses are not available to us on acceptable terms, or at all, we will not be able to operate our exchange or commercialize our product and services candidates.

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

Our leased properties:

Location	Approximate Area (in sq. feet)	Use	Lease Expiration Date
New Brunswick, New Jersey	11,500	Administrative Office	April 30, 2013
New York, New York	22,896	EDP	July 31, 2015
Los Angeles, California	16,089	Vacant; Old EDP Site	July 10, 2008
Los Angeles, California	12,162	EDP	July 31, 2010
Herndon, Virginia	36,463	Operations Center	June 1, 2010
London, United Kingdom	7,418	EDP, Trading and Sales	March 31, 2008
London, United Kingdom	1,488	EDP	October 22, 2017

In addition, we lease circuit capacity from other communications services providers to support our EDPs in Miami, Florida, London, United Kingdom, Frankfurt, Germany and Hong Kong, China. As part of our agreements with these communications services providers, they provide us with our physical connection point in those markets.

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

World Access Proceeding

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group (collectively “the Debtors”), filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855. The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, we served discovery on the attorneys for World Access and its related entities. Shortly after we served our discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors confirmed a Plan of Liquidation that created a trust to proceed with liquidating avoidance actions. The Trustee has been substituted as the Plaintiff in all avoidance actions. The next status hearing in the case is scheduled for April 9, 2008. No trial date has been set.

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

On April 5, 2007, World-Link filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the US Bankruptcy Court, District of New Jersey, and we served a new complaint on the World-Link affiliates. The parties entered into a Stipulation of Settlement resolving this matter, and an order was entered in the US Bankruptcy Court, District of New Jersey approving the settlement on November 20, 2007.

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

Quarter Ended	High	Low	Cash Dividend Per Share
March 31, 2006	$7.50	$6.06	N/A
June 30, 2006	$8.74	$4.90	N/A
September 30, 2006	$5.85	$4.08	N/A
December 31, 2006	$6.36	$4.98	N/A

March 31, 2007	$6.80	$5.40	N/A
June 30, 2007	$6.63	$5.52	N/A
September 30, 2007	$6.26	$4.84	N/A
December 31, 2007	$6.10	$5.33	N/A

As of March 1, 2008, the approximate number of holders of record of our common stock was 85.

On February 28, 2008, we announced that our Board of Directors approved a special one-time cash distribution of $0.40 per share. The aggregate total distribution is estimated to approximate $10.1 million based on approximately 25.4 million shares outstanding as of February 28, 2008. The special cash distribution will be paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. The special cash distribution replaces our existing $15.0 million stock repurchase plan, previously announced on June 11, 2007, under which we repurchased approximately 835,000 shares. The stock repurchase plan was terminated.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

(b) Use of Proceeds from Registered Securities

On December 21, 2004, we sold 4,233,849 shares of our common stock in connection with the closing of our initial public offering. The Registration Statement on Form S-1 (Reg. No. 333-117278) we filed to register our common stock in the offering was declared effective by the Securities and Exchange Commission on December 16, 2004.

After deducting expenses of the offering, we received net offering proceeds of approximately $66.6 million. We used approximately $15.2 million of our net proceeds to redeem the outstanding shares of our Series B and Series B-1 preferred stock and approximately $10.0 million to repay principal and interest outstanding under our credit facility with SVB. Approximately $40.0 million of the net proceeds of the offering were invested in investment-grade marketable securities within the guidelines defined in our investment policy

(c) The following table provides information as of and for the quarter ended December 31, 2007 regarding shares of the Company’s common stock that were repurchased under the Company’s stock repurchase program (the “Repurchase Plan”).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands, except per share data)
Repurchase Plan (1)
Balance at beginning of period	349,719	$5.85	349,719	$13,087
10/1/07 – 10/31/07	66,858	5.85	66,858	12,696
11/1/07 – 11/30/07	53,600	5.80	53,600	12,385
12/1/07 – 12/31/07	46,901	5.93	46,901	12,106

Total	517,078	$5.59	517,078	$12,106

1)	The Repurchase Plan was adopted and announced on June 11, 2007. The Repurchase Plan authorized the repurchase of up to $15.0 million of our common stock at any time and from time to time. The share repurchases may be made at management’s discretion in the open market in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, and other factors. We hold the repurchased shares as treasury stock. The Repurchase Plan was terminated on February 26, 2008.

Dividends

On February 28, 2008 we announced that our Board of Directors had approved a special one-time cash distribution of $0.40 per share. The aggregate total distribution is estimated to approximate $10.1 million based on approximately 25.4 million shares outstanding as of February 28, 2008. The special cash distribution will be paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. Other than this one-time cash distribution, we do not currently anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial information for 2005, 2006 and 2007 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Statements of Operations Data:
Trading revenues	$369,990	$475,231	$481,607	$495,115	$483,891
Fee revenues	33,959	44,734	48,848	47,863	50,146

Total revenues	403,948	519,966	530,455	542,978	534,037
Cost of trading revenues	369,972	474,916	481,200	495,159	484,116

	33,976	45,049	49,255	47,819	49,921
Costs and expenses:
Operations and development	10,882	13,614	15,888	17,554	21,339
Sales and marketing	4,713	5,674	7,660	8,126	9,414
General and administrative	9,588	9,345	11,624	16,189	15,297
Depreciation and amortization	7,204	9,266	8,865	6,954	8,014
Severance charges	—	—	—	320	1,318
Restructuring/impairment	—	3,675	(2,673)	—	1,657
Reserve for litigation	—	—	—	507	1,940

Total costs and expenses	32,386	41,574	41,364	49,650	58,979

Income (loss) from operations	1,590	3,475	7,890	(1,831)	(9,058)
Interest income	342	287	1,780	3,135	2,746
Interest expense	(1,968)	(4,279)	(1,459)	(1,143)	(966)
Other income (expense), net	32	8,205	(130)	1,342	569

Income (loss) from continuing operations before income taxes	(5)	7,688	8,081	1,503	(6,709)
Provision for income taxes (income tax benefit)	—	—	(1,298)	2,013	232

Net income (loss) from continuing operations	(5)	7,688	9,379	(510)	(6,941)
Income from discontinued operations, net of income tax	—	—	296	121	—

Net income (loss)	(5)	7,688	9,675	(389)	(6,941)
Preferred stock dividends and accretion	(8,005)	(6,679)	—	—	—

Net income (loss) attributable to common stockholders	$(8,010)	$1,010	$9,675	$(389)	$(6,941)
Net income (loss) from continuing operations per common share:
Basic	$(4.13)	$0.30	$0.38	$(0.02)	$(0.28)
Diluted	$(4.13)	$0.18	$0.36	$(0.02)	$(0.28)
Pro forma diluted		$0.35
Other Data:
EBITDA(1)	$8,825	$20,946	$16,625	$6,465	$(475)

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$17,147	$53,533	$40,365	$32,986	$28,556
Marketable securities	—	—	23,231	30,051	20,344
Working capital	10,203	51,925	60,060	57,481	52,222
Total assets	63,528	114,867	121,762	132,522	109,934
Loans payable and capital lease obligations	17,636	3,643	1,031	115	7
Notes Payable	—	—	—	561	493
Due to Silicon Valley Bank	—	—	2,945	8,078	285
Redeemable preferred stock	20,838	—	—	—	—
Redeemable convertible preferred stock	82,964	—	—	—	—
Accumulated deficit	(106,939)	(99,250)	(89,576)	(89,964)	(96,941)
Total stockholders’ equity (deficit)	$(86,530)	$75,238	$85,770	$86,931	$79,661

(1)	EBITDA is defined as net income before (i) depreciation and amortization, (ii) interest income and expense, and (iii) income taxes. Management believes that the presentation of EBITDA included in this Annual Report on Form 10-K provides useful information to investors regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business. EBITDA included in this Annual Report on Form 10-K should be considered in addition to and not as a substitute for, net income as calculated in accordance with GAAP as a measure of performance.

A reconciliation of EBITDA to net income (loss) follows:

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Income (loss) from continuing operations before income taxes	$(5)	$7,688	$8,081	$1,503	$(6,709)
Depreciation and amortization	7,204	9,266	8,865	6,954	8,014
Interest income	(342)	(287)	(1,780)	(3,135)	(2,746)
Interest expense	1,968	4,279	1,459	1,143	966

EBITDA	$8,825	$20,946	$16,625	$6,465	$(475)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading solutions provider for the telecommunication industry, based primarily upon an electronic market for trading, routing and settling communications capacity. Members of our exchange, consisting primarily of communications services providers, buy and sell voice minutes and Internet capacity through our centralized, efficient and liquid marketplace. Communications services providers that do not use our exchange generally individually negotiate and buy access to the networks of other communications services providers to send voice calls and Internet capacity outside of their networks. We believe that we provide a cost-effective and efficient alternative to these direct connections. With a single interconnection to our exchange, members have access to all of our other members’ networks. Members place orders through our web-based interface. Sellers on the exchange post sell orders to offer voice calls and Internet capacity for specific destinations, or routes, at various prices. We independently assess the quality of these routes and include that information in the sell order. Buyers enter buy orders based on route quality and price and are matched to sell orders by our fully automated trading platform and our proprietary software. When a buyer’s order is matched to a seller’s order, the voice calls or Internet capacity are then routed through our state-of-the-art facilities. We invoice and process payments for our members’ transactions and manage the credit risk of buyers primarily through our credit management programs with third parties.

Revenue

We generate revenues from both the trading that members conduct on our exchange, which we refer to as trading revenues, and the fees we charge members for the ability to trade on our exchange, which we refer to as fee revenues. Our trading revenue represents the aggregate dollar value of the calls that are routed through our switches at the price agreed to by the buyer and seller of the capacity. For example, if a 10-minute call is originated in France and routed through our facilities to a destination in India for $0.11 per minute, we record $1.10 of trading revenue for the call. Under our AssuredAxcess product, our members contract to buy minutes to specific markets at fixed rates. We may generate profit or incur losses associated with trading revenue on AssuredAxcess and other transactions executed on the exchange. Historically, such losses have not been material to our operating results. Our system automatically records all traffic terminated through our switches.

We record trading revenues because:

•	all traffic traded on our exchange is routed through one of our switches; and

•	we are obligated to pay sellers for the minutes they sell on our exchange regardless of whether we ultimately collect from buyers.

Our fee revenues represent the amounts we charge buyers and sellers for the following:

•

a monthly minimum fee based on the amount of capacity that members have connected to our switches and overage fees for the number of minutes or megabytes that are routed through our switches in excess of amounts allowed under the monthly minimum, or collectively referred to as access fees, which comprised approximately 76% and 79% of fee revenues for the years ended December 31, 2006 and 2007, respectively;

•	a credit risk management fee, which is a charge for the credit management, clearing and settlement services we provide;

•	a membership fee to join our exchange; and

•	additional services as utilized by our members for items such as premium service offerings and accelerated payment terms.

Costs and Expenses

Our cost of trading revenues consists of the cost of calls that are routed through our switches at the price agreed to by both the buyer and seller of the capacity. In the preceding example, we would record cost of trading revenues equal to $1.10, an amount that we would pay to the seller.

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

Business Development

We will continue to seek to increase our trading volume. We aim to achieve this by increasing participation on our exchange from existing members, increasing membership on our exchange, expanding our global presence, developing and marketing complementary services and leveraging our platform to allow the trading, routing and settling of other digital media, such as Internet capacity, as well as expanding into new businesses where our knowledge and expertise on trading, routing and settling digital goods can be leveraged. We currently have EDPs in New York, Los Angeles, Miami, London, Frankfurt and Hong Kong. We can initially establish an EDP in a new market without any additional capital by directly connecting the new EDP to one of our existing EDPs through a leased network, as with our EDPs in Frankfurt and Miami. Once we have sufficient business in a new market, we may install a new switch for the EDP in that market for a cost of approximately $1.0 million. We plan to develop, market and expand services that are complementary to our existing offerings, including enhanced trading, credit and clearing services and switch partitioning. We may not be successful in doing so due to many factors, including the business environment in which we operate. For a further discussion of regulatory, technological and other changes relevant to our business, see “Business—Industry Background.”

Digital Media

In August 2006, we established a new subsidiary, Arbinet Digital Media Corporation, to explore and develop products and services to address the large and growing market opportunity presented by the exchange of digital media. As part of our digital media strategy, in December 2006, the Company, through its wholly-owned subsidiary, Broad Street Digital, Inc., acquired all of the outstanding common stock of Flowphonics Limited, now known as Broad Street Digital Limited, a license management platform for intellectual property rights and digital content distribution. The purchase price was approximately $2.1 million, including transaction costs.

To increase resources available for our core businesses, we are exploring strategic alternatives for Broad Street Digital and expect to divest the business in the second quarter of 2008. As a result of this decision, we recognized an impairment charge of approximately $2.3 million, in the fourth quarter of 2007, to write down the intangible and long lived assets of Broad Street Digital to their estimated fair value. Although we are exploring the divestiture of Broad Street Digital, we will continue to evaluate opportunities in the rapidly growing digital media market that leverage the Company’s technology while also enabling an appropriate balance between cost and revenue opportunities.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business; and

•	significant industry, economic or competitive trends.

•

Income taxes. We have net deferred tax assets, reflecting net operating loss, or NOL, carryforwards and other deductible differences, which may reduce our taxable income in future years. These net deferred tax assets are offset by a valuation allowance resulting in no tax benefit being recognized related to these net deferred tax assets. We are required to periodically assess the realization of our deferred tax assets and changes in circumstances may require adjustments in future periods. The amount of net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If it becomes more likely than not that we will recognize a future tax benefit from the deferred tax assets, we may need to reverse some or all of our valuation allowance. When evaluating the ability for the Company to record a net deferred tax asset, SFAS No. 109 (“Accounting for Income Taxes”) requires us to consider all sources of taxable income as well as all available evidence to determine that it is more likely than not that we will be able to utilize this asset. At December 31, 2004 a full valuation allowance in the amount of $42.7 million was recorded against net deferred tax assets since at that date, the Company was unable to conclude that it was more likely than not that it would realize those assets. As a result of the evaluation of all relevant and available evidence, we concluded at December 31, 2005 it was more likely than not to utilize approximately $1.5 million of its net deferred tax assets. At December 31, 2007 and December 31, 2006, a full valuation allowance in the amount of $41.6 million and $39.7 million, respectively, has been recorded against net deferred tax assets since, at those dates, we were unable to conclude that it was more likely than not that it would realize those assets. We will continue to refine and monitor all available evidence during future periods in order to more fully evaluate the recoverability of our deferred tax assets.

In 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As a result of the implementation of FIN 48, we identified an aggregate of approximately $625 of unrecognized tax benefits, including related estimated interest and penalties, due to uncertain tax positions. Approximately $589 of these uncertain tax positions resulted in a reduction of deferred tax assets against which we had recorded a full tax valuation allowance on our balance sheet. The balance of the unrecognized tax benefits, amounting to $36, which includes interest and penalties, was recorded as an increase to accumulated deficit and an increase of $36 to “other long-term liabilities.” While we believe that we have identified all reasonably identifiable exposures and that the established reserves for such exposures are appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause us to either materially increase or reduce the amount of our tax reserve.

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

•

Litigation reserves. The establishment of litigation reserves requires judgments concerning the ultimate outcome of pending litigation against the Company and its subsidiaries. These reserves are based on the application of SFAS Statement No. 5, “Accounting for Contingencies,” which requires us to record a reserve if we believe an adverse outcome is probable and the amount of the probable loss is capable of reasonable estimation. In applying judgment, management utilizes among other things, opinions and estimates obtained from outside legal counsel to apply the standards of SFAS No. 5. Accordingly, estimated amounts relating to certain litigation have met the criteria for the recognition of a liability under SFAS No. 5. Litigation by its nature is uncertain and the determination of whether any particular case involves a probable loss or the amount thereof requires the exercise of considerable judgment, which is applied as of a certain date. The required reserves may change in the future due to new matters, developments in existing matters or if we determine to change our strategy with respect to any particular matter.

•

Share-Based Compensation. Effective January 1, 2006, the Company adopted SFAS Statement No. 123R, Share-Based Payment (“SFAS 123R”) (see Note 10). SFAS 123R requires all share-based payments to employees, including grants of stock options, to be expensed over the requisite service period based on the grant-date fair value of the awards and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under SFAS Statement No. 123, Accounting for Stock-Based Compensation. The Company uses the Black-Scholes valuation method. Prior to adoption of SFAS 123R, employee share-based compensation was recognized using the intrinsic value method, which measures share-based compensation expense as the amount at which the market price of the stock at the date of grant exceeds the exercise price. Accordingly, no compensation expense was recognized for the Company’s share-based compensation plans other than for its performance-based awards and restricted stock units.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2007 and 2006 ($ in thousands)

Trading revenues and cost of trading revenues

Trading revenues decreased 2.3% from $495.1 million for the year ended December 31, 2006 to $483.9 million for the year ended December 31, 2007. The decrease in trading revenues was due to a decrease in the average trade rate per minute and a decrease in the average call duration which was partially offset by an increase in the volume traded by our members principally due to an increase in the number of members on our exchange from 693 on December 31, 2006 to 990 on December 31, 2007. Specifically the factors affecting trading revenues included:

•	A total of 14.4 billion minutes were bought and sold on our exchange in the year ended December 31, 2007, up 14.4% from the 12.6 billion minutes for the year ended December 31, 2006. This increase was due to 1.86 billion completed calls in the year ended December 31, 2007, up 26% from the 1.47 billion completed calls for the year ended December 31, 2006, partially offset by lower average call duration. The average call duration on our exchange for the year ended December 31, 2007 was 3.9 minutes per call compared to 4.3 minutes per call for the year ended December 31, 2006. The lower average call duration was primarily a result of a change in the mix of geographic markets and the mix of fixed versus mobile calls routed through our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

•

The average trade rate, which represents the average price per minute of completed calls on the exchange, for the year ended December 31, 2007, was $0.067 per minute compared to $0.079 per minute in the year ended December 31, 2006. The lower average trade rate per minute was driven by the mix of markets and routes that were traded on the exchange in their respective periods and an overall per minute price decline in the international voice business. The volatility in average trade rate is expected to continue in the future.

As a result of decreases in trading revenues, cost of trading revenues decreased 2.2% from $495.2 million for the year ended December 31, 2006 to $484.1 million for the year ended December 31, 2007.

Fee revenues

Fee revenues increased 4.8% to $50.1 million for the year ended December 31, 2007 from $47.9 million for the year ended December 31, 2006. Fee revenues increased as a result of higher minutes bought and sold on the exchange offset, in part, by lower pricing. Average fee revenue per minute was $0.0035 in the year ended December 31, 2007 compared to $0.0038 in the year ended December 31, 2006. Average fee revenue per minute declined as the average trade rate declined, impacting per minute access fees as well as credit risk management fees and RapidClear fees, which are charged as a percentage of trading revenues. In addition, we offered volume-based discounts and limited fee discounts to certain high-quality sellers in order to incent those sellers to add supply to certain markets, which had higher demand within the exchange. We may provide incentives to improve liquidity in our exchange in the future and that, along with members continuing to achieve higher volume levels, may lead to a decline in average fee revenue per minute in the future. Fee revenues from our Digital Media segment were approximately $0.1 million in 2007.

Operations and development

Operations and development costs increased 21.6% from $17.6 million for the year ended December 31, 2006 to $21.3 million for the year ended December 31, 2007. This increase was primarily the result of increased employee-related expenses of $2.3 million, which includes $1.2 million from our Digital Media segment, higher interconnection costs of $0.3 million and increased hardware and software maintenance costs of $1.0 million, principally associated with the migration to a new switching platform.

Sales and marketing

Sales and marketing expenses increased 15.9% from $8.1 million for the year ended December 31, 2006 to $9.4 million for the year ended December 31, 2007. This increase was primarily the result of increased employee-related expenses of $0.5 million, increased consulting expense of $0.3 million and increased business travel expense of $0.2 million. Sales and marketing expenses for the year ended December 31, 2007 include $1.2 million related to our Digital Media segment.

General and administrative

General and administrative expenses decreased 5.5% from $16.2 million for the year ended December 31, 2006 to $15.3 million for the year ended December 31, 2007. This amount was primarily related to a decrease in professional fees of $1.8 million, partially offset by an increase in employee related expenses of $0.7 million. General and administrative expenses for the year ended December 31, 2007 relating to our Digital Media segment were not material.

Depreciation and amortization

Depreciation and amortization increased 15.3% from $7.0 million for the year ended December 31, 2006 to $8.0 million for the year ended December 31, 2007. This increase was the result of depreciation expense relating to capital expenditures during 2007 and 2006 and amortization expense associated with the intangible assets related to the acquisition of Broad Street Digital Limited in December 2006. Depreciation and amortization expense for the year ended December 31, 2007 include $0.4 million from our Digital Media segment.

Severance

During the year ended December 31, 2007, we recognized a charge of $1.3 million, principally representing severance charges related to a resignation agreement entered into with our former Chief Executive Officer and a workforce reduction of certain employees in our Voice and Data segment. During the year ended December 31, 2006, we recognized a charge of approximately $0.3 million, representing severance charges related to a resignation agreement.

Restructuring/impairment

During 2001 and 2002, the Company exited two leased facilities and established a reserve for the future lease obligations, net of estimated sub-lease income. In August 2007, the Company decommissioned certain fixed assets at 611 West 6th Street in Los Angeles and relocated its Los Angeles switch operations to one of the sites which had been exited in December 2002. As a result, the Company recognized a gain of $1.0 million representing the reversal of the remaining liability related to abandoned space placed back into service. In addition, the Company recognized a charge of $0.3 million representing the present value of future lease obligations remaining on the West 6th Street location. A net gain of $0.7 million, representing the impact of these two transactions, has been reflected as a restructuring benefit in the accompanying statement of operations for the year ended December 31, 2007.

To increase resources available for our core businesses, we are exploring strategic alternatives for Broad Street Digital and expect to divest the business in the second quarter of 2008. As a result of this decision, we recognized an impairment charge of approximately $2.3 million, in the fourth quarter of 2007, to write down the intangible and long lived assets of Broad Street Digital to their estimated fair value. We will continue to evaluate opportunities in the rapidly growing digital media market that leverage the Company’s technology while also enabling an appropriate balance between cost and revenue opportunities.

Provision for Litigation

During the year ended December 31, 2006, we recognized a charge of $0.6 million representing management’s estimate of the cost to settle a litigation matter. This amount was partially offset by a benefit of $0.1 million as we settled certain litigation for less than the amount previously accrued. During the year ended December 31, 2007, we recognized a charge of $1.9 million representing the settlement of certain litigation matters.

Interest and other income/expense

Interest income decreased 12.4% from $3.1 million for the year ended December 31, 2006 to $2.7 million for the year ended December 31, 2007. This decrease was primarily due to lower average invested amount of cash, cash equivalents and marketable securities in 2007 versus 2006. Interest expense decreased 15.5% from

$1.1 million for the year ended December 31, 2006 to $1.0 for the year ended December 31, 2007, on lower average outstanding balances. Other income (expense), net decreased 57.6% from $1.3 million for the year ended December 31, 2006 to $0.6 million for the year ended December 31, 2007. Other income (expense), net, includes gains (losses) resulting from foreign currency transactions of approximately $1.0 million and $0.1 million for the years 2006 and 2007, respectively. The gain from foreign currency transactions in 2007 is primarily due to the weakening of the U.S. dollar versus the British pound from December 31, 2007 to December 31, 2006 and its effect on a U.S. dollar-denominated liability of the Company’s U.K. subsidiary

Provision for income taxes

The Company recorded an income tax provision of approximately $232 for the year ended December 31, 2007 primarily representing the statutory requirements for state taxes. In 2006, the Company recorded an income tax provision of $2.0 million. Included in the 2006 provision was approximately $1.5 million of expense related to reestablishing a full valuation allowance against the net deferred tax assets since the Company was unable to conclude that it was more likely than not that it would realize those assets.

Discontinued operations

Management reevaluated the $350 liability related to a discontinued operation from 1999 and determined that approximately $225 was needed at December 31, 2006. Accordingly, $121, net of income tax of $4 was recognized as income from discontinued operations in 2006. No adjustment to the liability was recognized in 2007.

Comparison of Fiscal Years Ended December 31, 2006 and 2005 ($ in thousands)

On December 5, 2006, the Company announced its acquisition of Flowphonics Limited (now known as Broad Street Digital Limited (“Broad Street Digital”)), a license management platform for intellectual property rights and digital content distribution. Broad Street Digital’s operating results in 2006 were not material.

Trading revenues and cost of trading revenues

Trading revenues increased 2.8% from $481.6 million for the year ended December 31, 2005 to $495.1 million for the year ended December 31, 2006. The increase in trading revenues was due to an increase in the volume traded by our members principally due to an increase in the number of members on our exchange from 399 on December 31, 2005 to 693 on December 31, 2006. This increase in volume was partially offset by a lower average trade rate per minute. Specifically the factors affecting trading revenues included:

•

A total of 12.6 billion minutes were bought and sold on our exchange in the year ended December 31, 2006, up 5.9% from the 11.9 billion minutes for the year ended December 31, 2005. This increase was due to 1.47 billion completed calls in the year ended December 31, 2006, up 2.8% from the 1.43 billion completed calls for the year ended December 31, 2005, and higher average call duration. The average call duration on our exchange for the year ended December 31, 2006 was 4.3 minutes per call compared to 4.2 minutes per call for the year ended December 31, 2005. The higher average call duration was primarily a result of a change in the mix of geographic markets and the mix of fixed versus mobile minutes traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

•

The average trade rate, which represents the average price per minute of completed calls on the exchange, for the year ended December 31, 2006, was $0.079 per minute compared to $0.081 per minute in the year ended December 31, 2005. The lower average trade rate per minute was driven by the mix of markets and routes that were traded on the exchange in their respective periods and an overall per minute price decline in the international voice business. The volatility in average trade rate is expected to continue in the future.

As a result of increases in trading revenues, cost of trading revenues increased 2.9% from $481.2 million for the year ended December 31, 2005 to $495.2 million for the year ended December 31, 2006.

Fee revenues

Fee revenues decreased 2.0% from $48.8 million for the year ended December 31, 2005 to $47.9 million for the year ended December 31, 2006. Fee revenues decreased as a result of lower pricing, offset, in part, by higher minutes for the comparable period. Average fee revenue per minute was $0.0038 in the year ended December 31, 2006 compared to $0.0041 in the year ended December 31, 2005. Average fee revenue per minute declined as more exchange members achieved volume based discounts. We offered limited fee discounts to certain high-quality sellers in order to incent those sellers to add supply to certain markets, which had higher demand within the exchange, and the average trade rate declined, impacting credit risk management fees and RapidClear fees, which are charged as a percentage of trading revenues. We may provide incentives to improve liquidity in our exchange in the future and that, along with members continuing to achieve higher volume levels, may lead to a decline in average fee revenue per minute in the future.

Operations and development

Operations and development costs increased 10.5% from $15.9 million for the year ended December 31, 2005 to $17.6 million for the year ended December 31, 2006. This increase was primarily the result of increased employee-related expenses of $0.5 million, higher interconnection costs of $0.3 million, higher utility costs of $0.1 million and increased software and hardware maintenance costs of $0.5 million.

Sales and marketing

Sales and marketing expenses increased 6.1% from $7.7 million for the year ended December 31, 2005 to $8.1 million for the year ended December 31, 2006. This increase was primarily the result of increased employee-related expenses of $0.3 million, increased marketing expenses of $0.2 million to support products and services introduced during the year, including an advertising campaign to support the introduction of new products and services and software maintenance reclassifications of $0.1 million.

General and administrative

General and administrative expenses increased 39.3% from $11.6 million for the year ended December 31, 2005 to $16.2 million for the year ended December 31, 2006. This increase was primarily the result of increased legal fees of $3.3 million related to (i) the proxy contest in connection with the election of two Class II Directors at our 2006 Annual Meeting of Stockholders; (ii) the independent review of the Company’s stock option activity and (iii) the evaluation of strategic alternatives by the Special Committee. In addition, the increase was also attributable to higher accounting and professional fees of $0.7 million and higher insurance expense of $0.2 million.

Depreciation and amortization

Depreciation and amortization decreased 21.6% from $8.9 million for the year ended December 31, 2005 to $7.0 million for the year ended December 31, 2006. This decrease reflects the impact of certain fixed assets that became fully depreciated over the course of 2005 and 2006.

Restructuring/impairment

During the year ended December 31, 2005, the Company recorded a benefit of $1.45 million related to an insurance reimbursement for litigation settlement. In addition, during the fourth quarter of 2005, we recorded a gain of approximately $1.2 million related to the renegotiation of a lease related to a property that was exited in 2001.

Reserve for litigation

During the year ended December 31, 2006, we recognized a charge of $0.6 million representing management’s estimate of the cost to settle a litigation matter. This amount was partially offset by a benefit of $0.1 million as we settled certain litigation for less than the amount previously accrued.

Interest and other income/expense

Interest income increased 76.1% from $1.8 million for the year ended December 31, 2005 to $3.1 million for the year ended December 31, 2006. This increase was primarily due to a higher average rate of return on invested cash, cash equivalents and marketable securities and to a lesser extent higher average cash balances in 2006 versus 2005. Interest expense decreased from $1.5 million for the year ended December 31, 2005 to $1.1 million for the year ended December 31, 2006, principally due to decreased expenses related to our third party credit arrangements and lower interest associated with capital leases. Other income (expense), net includes net gains (losses) resulting from foreign currency transactions of approximately $(0.1) million and $1.3 million for the years 2005 and 2006, respectively. The gain from foreign currency transactions in 2006 is primarily due to the weakening of the U.S. dollar versus the British pound from December 31, 2005 to December 31, 2006 and its effect on a U.S. dollar-denominated liability of the Company’s U.K. subsidiary.

Provision for income taxes

We recorded an income tax provision of approximately $2.0 million for the year ended December 31, 2006. Included in this provision is approximately $1.5 million of expense related to reestablishing a full valuation allowance against the net deferred tax assets since the Company was unable to conclude that it was more likely than not that it would realize those assets. In 2005, we recorded an income tax benefit of $1.3 million, which included a $1.5 million benefit related to the reversal of a portion of the valuation allowance we had recorded against deferred tax assets. The difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of our net operating loss carryforwards and the impact of state taxes.

Discontinued operations

Management reevaluated the $670 liability related to a discontinued operation from 1999 and determined that approximately $350 was needed at December 31, 2005. Accordingly, during 2005, $296, net of income tax of $20, was recognized as income from discontinued operations in 2005. In 2006, management reevaluated the liability related to the discontinued operation and determined that approximately $225 was needed at December 31, 2006. Accordingly, $121, net of income tax of $4 was recognized as income from discontinued operations in 2006.

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

Our capital expenditures in 2005 related primarily to developing our trading platform, which included investments in software development and hardware and the purchase of computer and telecommunications switching equipment. During 2006 and 2007, we invested approximately $8.0 million and $7.9 million, respectively, in capital expenditures related to enhancements to our trading platform, including software development and switching equipment, which we funded primarily from cash on hand and cash generated through operations. At December 31, 2007, we had cash and cash equivalents of $28.6 million and marketable securities of $20.3 million. We also are party to a $25.0 million lending facility with SVB, under which we can borrow against our accounts receivable and general corporate assets. As of December 31, 2007, the full $25.0 million was available to us as no amounts were outstanding under this facility. Our current credit facility with SVB expires on November 28, 2008. We expect to extend the expiration date on this facility.

On February 28, 2008 the Company announced that its Board of Directors has approved a special one-time cash distribution of $0.40 per share. The aggregate total distribution is estimated to approximate $10.1 million based on approximately 25.4 million shares outstanding as of February 28, 2008. The special cash distribution replaces the Company’s existing $15.0 million stock repurchase plan, previously announced on June 11, 2007, under which the Company repurchased approximately 835,000 shares.

We believe that our current cash balances and cash flows from operating activities should be sufficient for us to fund our current operations for the foreseeable future. To the extent we require additional capital to fund our working capital or capital expenditures; we intend to seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all.

The following table sets forth components of our cash flows for the following periods:

	Year Ended December 31,
	2005	2006	2007
Net cash provided by operating activities	$18,777	$3,846	$4,278
Net cash (used in)/provided by investing activities	(30,303)	(16,419)	1,834
Net cash provided by/(used in) financing activities	(320)	3,996	(10,732)

Cash provided by operating activities

Cash provided by operations for the year ended December 31, 2007 was principally attributable to a net loss of ($6.9) million adjusted for non-cash charges including depreciation and amortization of $8.0 million, non-cash compensation of $2.4 million, impairment charge of $2.3 million and the net change in operating assets and liabilities of ($1.4) million. Cash provided by operations for the year ended December 31, 2006 was principally attributable to a net loss of ($0.4) million adjusted for depreciation and amortization of $7.0 million and the net change in operating assets and liabilities of ($4.1) million.

Cash used in investing activities

Total capital expenditures for the year ended December 31, 2007 were $7.9 million related primarily to software development and the purchase of computer and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the year ended December 31, 2007 were $42.8 million and $52.5 million, respectively. In December 2006, the Company, through its wholly-owned subsidiary, Broad Street Digital Inc., acquired all of the outstanding common stock of Flowphonics Limited, now known as Broad Street Digital Limited, a license management platform for intellectual property rights and digital content distribution. The purchase price was approximately $2.1 million, including transaction costs. The purchase price was comprised of cash and the issuance of approximately $0.6 million of notes payable. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the year ended December 31, 2006 were $57.4 million and $50.6 million, respectively. Total capital expenditures for the year ended December 31, 2005 were $5.9 million. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the year ended December 31, 2005 were $53.9 million and $30.6 million, respectively. In July 2005, the Company obtained Summit Telecom Systems, Inc.’s entire right, title and interest in certain intellectual property, including patents relating to the field of telecommunications services for $1.1 million.

Cash (used in)/provided by financing activities

During fiscal year 2007, cash used in financing activities was primarily attributable to the repayment of approximately $7.8 million to SVB under the Non-Recourse Receivable Purchase Agreement and repurchase of the Company’s common stock of $3.1 million.

During fiscal year 2006, cash provided by financing activities was primarily attributable to advances of $5.0 million from SVB under the Non-Recourse Receivable Purchase Agreement partially offset by approximately $0.8 million in the repayment of debt.

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

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on our exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on our exchange. As part of managing the credit risk associated with buyers on our exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

•

Netting. We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the year ended December 31, 2007, 29% of our trading revenues were offset by selling activity.

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

We occasionally issue internal credit lines to our members based on our review of a member’s financial statements and payment history with us. These internal credit lines may be in excess of the credit lines issued by our third party underwriters. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. While there are no written procedures regarding the extension of credit lines, we have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. In 2007, approximately 87% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which our third party underwriters covered 41%. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues which could materially affect our results of operations.

We have certain minimum annual commissions due pursuant to the terms of our agreements with each of GMAC and SVB. Pursuant to the terms of our agreement with GMAC, which has been extended until April 30, 2008, and pursuant to the terms of our agreement with SVB, which terminates on November 28, 2008, we are required to pay aggregate minimum annual commissions of $370.

Summary Disclosure about Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Capital lease obligations	$7	$7	$—	$—	$—
Notes Payable	493	493	—	—	—
Due to Silicon Valley Bank	285	285	—	—	—
Operating leases	18,390	3,403	5,802	3,729	5,456
Purchase obligations	4,000	2,000	2,000	—	—

Total Contractual Obligations	$23,175	$6,188	$7,802	$3,729	$5,456

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and November 15, 2008 for non-financial assets and liabilities. We are currently evaluating the impact of adopting SFAS 157 on our consolidated results of operations, cash flows and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our consolidated results of operations, cash flows and financial position.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, including but not limited to statements about our growth, strategic and business plans, product development and service offerings, and future operating results. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Various important risks and uncertainties may cause the Company’s actual results to differ materially from the results indicated by these forward-looking statements, including, without limitation: the ability to divest Broad Street Digital; members (in particular, significant trading members) not trading on our exchange or utilizing our new and additional services (including data on thexchange, DirectAxcess, PrivateExchange, AssuredAxcess, and PeeringSolutions); continued volatility in the volume and mix of trading activity (including the average call duration and the mix of geographic markets traded); our uncertain and long member enrollment cycle; the failure to manage our credit risk; failure to manage our growth; pricing pressure; investment in our management team and our personnel; system failures, human error and security breaches that could cause us to lose members and expose us to liability; regulatory uncertainty; and our ability to obtain and enforce patent protection for our methods and technologies. For a further list and description of the risks and uncertainties we face, please refer to Part I, Item 1A of this Annual Report on Form 10-K and other filings, which have been filed with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise and such statements are current only as of the date they are made.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exposure

The financial position and results of operations of our U.K. subsidiary are measured using British Pounds Sterling as the functional currency. The financial position and results of operations of our U.K. subsidiary are reported in U.S. dollars and included in the consolidated financial statements of the Company. The foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. The percentage of fee revenues denominated in British Pounds Sterling was approximately 11% for the year ended December 31, 2007, approximately 12% for the year ended December 31, 2006 and approximately 15% for the year ended December 31, 2005.

Interest rate exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at December 31, 2007 or 2006. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and at December 31, 2007 our portfolio maturity was relatively short in duration. Assuming an average investment level in short-term interest bearing securities of $28.6 million, which is the balance of cash and cash equivalents at December 31, 2007, a one-percentage point decrease in the applicable interest rate would result in a $286 decrease in interest income annually.

Under the terms of our credit agreement with SVB, our borrowings bear interest at the prime rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10,000 assuming $1.0 million of borrowings. At December 31, 2007, we had no outstanding borrowings under this agreement.

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

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) are effective.

There have been no changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report

Management’s Responsibility for Financial Statements

Responsibility for the integrity and objectivity of the Company’s financial statements rests with management. The financial statements report on management’s stewardship of Company assets. These statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management’s best estimates and judgments. Non-financial information included in the Annual Report on Form 10-K has also been prepared by management and is consistent with the financial statements.

The Audit Committee of the Board of Directors, which is comprised solely of independent directors, meets regularly with the Company’s independent registered public accounting firm and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent registered public accounting firm has free access to the Audit Committee.

The financial statements and other financial information included in the Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows. Our formal certification to the Securities and Exchange Commission is included in this Form 10-K filing.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2007 based on criteria in Internal Control—Integrated Framework issued by COSO. Ernst & Young LLP, an independent registered public accounting firm, has performed its own assessment of the effectiveness of the Company’s internal control over financial reporting and its attestation report is included in this Form 10-K filing.

/s/	/s/
William M. Freeman	John B. Wynne, Jr.
President and Chief	Chief Financial Officer
Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Arbinet-thexchange, Inc.

We have audited Arbinet-thexchange, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arbinet-thexchange, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Arbinet-thexchange, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of Arbinet-thexchange, Inc. and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Iselin, New Jersey

March 14, 2008

Item 9B.	Other Information.

None.

PART III

Item 10.	Our Directors and Executive Officers

The information relating to our directors and nominees for election as directors under the heading “Election of a Class of Directors” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The discussion under the headings “Executive Compensation”, “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Policies and Procedures for Related Party Transactions” in our Proxy Statement is incorporated herein by reference.

The discussion under the heading “Information about Equity Compensation—Equity Compensation Plan Table” in our Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The discussion under the heading “Certain Relationships and Related Transactions” in our Proxy Statement is incorporated herein by reference.

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

		Reference is made to the Index to Exhibits on Page 50.

Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 2008.

ARBINET-THEXCHANGE, INC.

By:	/S/ WILLIAM M. FREEMAN, PRESIDENT
William M. Freeman, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM M. FREEMAN William M. Freeman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/S/ JOHN B. WYNNE, JR. John B. Wynne, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008

/S/ ROBERT C. ATKINSON Robert C. Atkinson	Director	March 17, 2008

/S/ MICHAEL J. DONAHUE Michael J. Donahue	Director	March 17, 2008

/S/ STANLEY KREITMAN Stanley Kreitman	Director	March 17, 2008

/S/ ALEX MASHINSKY Alex Mashinsky	Director	March 17, 2008

/S/ SHAWN F. O’DONNELL Shawn F. O’Donnell	Director	March 17, 2008

/S/ JOHN B. PENNEY JR. John B. Penney Jr.	Director	March 17, 2008

/S/ MICHAEL J. RUANE Michael J. Ruane	Director	March 17, 2008

/S/ JILL THOERLE Jill Thoerle	Director	March 17, 2008

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated September 2, 2004, by and among Band-X Limited, Arbinet-thexchange Limited and the Company (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

3.1	Amended and Restated Certificate of Incorporation of the Company, which became effective upon the closing of the Company’s initial public offering (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

3.2	Second Amended and Restated By-laws of the Company, which became effective upon the closing of the Company’s initial public offering (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

3.3	Certificate of Amendment to the Second Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2007).

4.1	Specimen Certificate evidencing shares of common stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated May 30, 2003, by and among the Holders listed therein, the Founder listed therein and the Company (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.1*	Amended and Restated 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.2*	First Amended and Restated Non-employee Directors’ and Advisors’ Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.3*	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.4†	Factoring Agreement, dated February 1, 2003, by and between GMAC Commercial Finance LLC and the Company; Export Receivable Rider to Factoring Agreement, dated February 10, 2003, by and between GMAC Commercial Finance LLC and the Company; and Amendment to Factoring Agreement, dated December 12, 2003, by and between GMAC Commercial Finance LLC and the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.5††	Amended and Restated GMAC Commercial Finance LLC Factoring Agreement and Export Receivable Rider to Amended and Restated Factoring Agreement, by and between the Company and GMAC Commercial Finance LLC, executed as of November 10, 2005 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which was filed with the Securities and Exchange Commission on November 14, 2005).

Exhibit No.	Description of Exhibit
10.6	Accounts Receivable Financing Agreement, dated February 3, 2003, by and between Silicon Valley Bank and the Company; Intercreditor Agreement, dated February 3, 2003, by and between Silicon Valley Bank and ORIX Merchant Banking LLC; Letter Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC, GMAC Commercial Finance LLC and the Company; Letter Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC and the Company; Securities Account Control Agreement, dated February 3, 2003, by and between SVB Securities, ORIX Merchant Banking LLC, Banc of America Securities LLC and the Company; Securities Account Control Agreement, dated February 3, 2003, by and between SVB Securities, Silicon Valley Bank, Banc of America Securities LLC and the Company; Deposit Account Control Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC and the Company; First Amendment to Accounts Receivable Financing Agreement, dated October 27, 2003, by and between Silicon Valley Bank and the Company; and Second Amendment to Accounts Receivable Financing Agreement, dated May 28, 2004, by and between Silicon Valley Bank and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.7	Third Amendment to Accounts Receivable Financing Agreement, dated as of May 2, 2005, by and between Silicon Valley Bank and the Company (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).

10.8††	Non-Recourse Receivables Purchase Agreement, dated as of November 28, 2005, by and between the Company and Silicon Valley Bank (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).

10.9	Master Lease Agreement, dated as of June 5, 2003, by and between ATEL Ventures, Inc. and the Company; and Notification of Rental Adjustment and Amendment to Equipment Schedule No. 1 to Master Lease Agreement, dated June 24, 2003, by and between ATEL Venture Fund, LLC, ATEL Capital Equipment Fund IX, LLC and the Company (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.10*	Employment Offer Letter, dated as of July 12, 2001, by and between Peter P. Sach and the Company (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.11*	Employment Offer Letter, dated as of October 16, 2006, by and between John B. Wynne, Jr. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the Securities and Exchange Commission on October 20, 2006).

10.12*	Settlement Agreement, dated July 9, 2004, by and between Alex Mashinsky and the Company (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.13*	Employment Offer Letter, dated September 20, 2006, by and between W. Terrell Wingfield, Jr. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on March 16, 2007).

10.14	Albany Street Office Lease, dated February 6, 2003, by and between Albany Street Plaza Real Estate Management Company and the Company; Lease, dated June 11, 1999, by and between AMEC Properties Limited and Pacific Gateway Exchange (U.K.) Limited; AT&T Center Office Lease, dated December 9, 1997, by and between Mitsui Fudosan (U.S.A.), Inc. and Pacific Gateway Exchange; Office Lease, by and between Bruce Goodman and the Company; Lease Agreement by and between Auda Properties, L.P. and the Company; and Office lease, dated January 20, 2000, by and between 75 Broad, LLC, and the Company (Incorporated by reference to

Exhibit No.	Description of Exhibit
Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.15*	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.16*	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.17	Standard Purchase Agreement, dated May 19, 2003, by and between Tekelec and the Company (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.18	Master Procurement Agreement, dated March 7, 2003, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company; Amendment No. 1 to the Master Procurement Agreement, dated September 5, 2003, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company; Amendment No. 2 to the Master Procurement Agreement, dated December 31, 2003, by and between Tekelec and the Company; Amendment No. 3 to the Master Procurement Agreement, dated March 31, 2004, by and between Tekelec and the Company; Amendment No. 4 to the Master Procurement Agreement, dated May 10, 2004, by and between Tekelec and the Company (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

10.19	Amendment No. 5 to the Master Procurement Agreement, dated as of March 31, 2005, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).

10.20	Amendment No. 6 to the Master Procurement Agreement, dated as of December 21, 2005, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).

10.21	Lease Termination Agreement, dated December 28, 2005, by and between Broad Financial Center LLC and Arbinet Communications, Inc. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).

10.22	Patent Acquisition Agreement by and between the Company and Summit Telecom Systems, Inc., dated as of June 3, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2005).

10.23	Amendment to Patent Acquisition Agreement by and between the Company and Summit Telecom Systems, Inc., dated as of July 21, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2005).

10.24	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 14, 2005).

10.25	Fourth Amendment to Accounts Receivable Financing Agreement, by and between Silicon Valley Bank and the Company, dated as of June 7, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 9, 2006).

Exhibit No.	Description of Exhibit
10.26*	Form of Performance Share Award Agreement granted under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2006).

10.27*	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan, as amended (Grants made in 2005) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006).

10.28*	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan, as amended (Grants made to non-employee directors in 2006) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006).

10.29*	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan, as amended (Grants made to executive officers in 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006).

10.30*	Certificate of Amendment to the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the Securities and Exchange Commission on November 9, 2006).

10.31*	Amendment No. 1, dated as of March 16, 2007, to Offer Letter, dated as of May 9, 2001, by and between the Company and Robert Barbiere (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2007)

10.32*	Amendment No. 1, dated as of March 16, 2007, to Employment Agreement, dated as of October 11, 2002, by and between the Company and Chi K. Eng (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2007)

10.33*	Amendment No. 1, dated as of March 16, 2007, to Offer Letter, dated as of May 3, 2006, by and between the Company and Steven Heap (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2007)

10.34*	Amendment No. 1, dated as of March 16, 2007, to Offer Letter, dated as of July 5, 2001, by and between the Company and Peter P. Sach (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2007)

10.35*	Resignation Agreement by and between J. Curt Hockemeier and the Company, dated as of June 11, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on June 19, 2007)

10.36*	Offer Letter by and between Roger H. Moore and the Company, dated July 9, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 10, 2007)

10.37	Settlement and Standstill Agreement dated as of July 13, 2007 by and between the Company and Alex Mashinsky and Governing Dynamics Investments, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.38	Settlement and Standstill Agreement dated as of July 13, 2007 by and between the Company and Robert A. Marmon (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

Exhibit No.	Description of Exhibit
10.39	Settlement and Standstill Agreement dated as of July 13, 2007 by and between the Company and Singer Children’s Family Trust, Karen Singer, and Gary Singer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.40	Settlement and Standstill Agreement dated as of July 13, 2007 by and between the Company and Cadence Master Ltd. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.41	Settlement and Standstill Agreement dated as of July 13, 2007 by and between the Company and Archer Capital Master Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.42	Settlement and Standstill Agreement dated as of July 13, 2007 by and between the Company and LC Capital Master Fund, Ltd., LC Capital / Capital Z SPV, LP, Lampe, Conway & Co. LLC, Steven G. Lampe, and Richard F. Conway (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.43	Settlement and Standstill Agreement dated as of July 13, 2007 by and between the Company and Bay Harbour Management, LC and Trophy Hunter Investments, Ltd. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.44	Settlement and Standstill Agreement dated as of July 13, 2007 by and between the Company and Simplex Trading Company (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.45	Voting Support and Standstill Agreement dated as of July 13, 2007 by and between the Company and Greywolf Capital Partners II LP, Greywolf Capital Overseas Fund, Greywolf Advisors, Greywolf Capital Management LP, Greywolf GP LLC, and Jonathan Savitz (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)

10.46*	Non Qualified Stock Option Agreement by and between William M. Freeman and the Company, dated as of November 16, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2009

10.47*	Employment Agreement by and between William M. Freeman and the Company, dated as of November 16, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2007)

10.48*	Form of Restricted Stock Award Agreement under the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan, as amended (performance shares) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2008)

10.49*	Form of Stock Appreciation Rights Agreement under the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2008)

10.50*	Form of Restricted Stock Award Agreement under the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2008)

Exhibit No.	Description of Exhibit
10.51*	Form of Restricted Stock Unit Agreement under the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2008)

10.52*	Summary of the Arbinet-thexchange, Inc. Short Term Cash Incentive Bonus Plan (2007) (Incorporated by reference to Exhibit 10.34 to the Company’s Amendment No. 1 to Form 10-K/A, filed with the Securities and Exchange Commission on April 30, 2007)

10.53***	Summary of the Arbinet-thexchange, Inc. Short Term Cash Incentive Bonus Practice (2008)

21.1**	Subsidiaries of the Company

23.1**	Consent of Ernst & Young LLP.

31.1**	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2**	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1**	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2**	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

*	A management contract and compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
†	Confidential treatment has been requested and granted for a portion of this exhibit.
††	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Filed herewith.
***	A management contract and compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K, filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arbinet-thexchange, Inc.

We have audited the accompanying consolidated balance sheets of Arbinet-thexchange, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, statements of stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbinet-thexchange, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 10 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.

As discussed in Note 1 and 11 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arbinet-thexchange, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Iselin, New Jersey

March 14, 2008

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2006 AND 2007

	As of December 31,
	2006	2007
	($ in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$32,986	$28,556
Marketable securities	30,051	20,344
Trade accounts receivable (net of allowances of $1,183 and $1,481 at December 31, 2006 and 2007, respectively)	34,809	28,451
Prepaids and other current assets	1,966	2,862

Total current assets	99,812	80,213
Property and equipment, net	23,828	23,002
Security deposits	2,327	2,430
Intangible assets, net	4,357	2,018
Goodwill	2,183	2,196
Other assets	15	75

Total Assets	$132,522	$109,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Loan payable-current portion	$90	$—
Capital lease obligations-current portion	19	7
Notes payable	561	493
Due to Silicon Valley Bank	8,078	285
Accounts payable	19,945	16,394
Deferred revenue	3,220	2,499
Accrued expenses and other current liabilities	10,419	8,313

Total current liabilities	42,331	27,991
Capital lease obligations—long-term	7	—
Other long-term liabilities	3,253	2,282

Total Liabilities	45,591	30,273

Commitments and contingencies	—	—
Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 25,851,493 and 26,355,641 shares issued, respectively	26	26
Additional paid-in capital	179,001	181,644
Treasury stock, 117,871 and 674,233 shares, respectively	(1,513)	(4,613)
Accumulated other comprehensive loss	(618)	(455)
Accumulated deficit	(89,964)	(96,941)

Total Stockholders’ Equity	86,931	79,661

Total Liabilities and Stockholders’ Equity	$132,522	$109,934

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

	Year Ended December 31,
	2005	2006	2007
	($ in thousands, except per share data)
Trading revenues	$481,607	$495,115	$483,891
Fee revenues	48,848	47,863	50,146

Total revenues	530,455	542,978	534,037
Cost of trading revenues	481,200	495,159	484,116

	49,255	47,819	49,921
Costs and expenses
Operations and development	15,888	17,554	21,339
Sales and marketing	7,660	8,126	9,414
General and administrative	11,624	16,189	15,297
Depreciation and amortization	8,865	6,954	8,014
Severance charges	—	320	1,318
Restructuring / Impairment	(2,673)	—	1,657
Reserve for litigation	—	507	1,940

Total costs and expenses	41,364	49,650	58,979

Income (loss) from operations	7,890	(1,831)	(9,058)
Interest income	1,780	3,135	2,746
Interest expense	(1,459)	(1,143)	(966)
Other income (expense), net	(130)	1,342	569

Income from continuing operations before income taxes	8,081	1,503	(6,709)
Provision for income taxes (Income tax benefit)	(1,298)	2,013	232

Income (loss) from continuing operations	9,379	(510)	(6,941)
Discontinued operations:
Income from discontinued operations, net of income tax of $20 in 2005 and $4 in 2006	296	121	—

Net income (loss)	9,675	(389)	(6,941)

Net income (loss) attributable to common stockholders	$9,675	$(389)	$(6,941)

Basic earnings (loss) per share:
Continuing operations	$0.38	$(0.02)	$(0.28)

Discontinued operations	$0.01	$—	$—

Net income (loss)	$0.39	$(0.02)	$(0.28)

Diluted earnings (loss) per share:
Continuing operations	$0.36	$(0.02)	$(0.28)

Discontinued operations	$0.01	$—	$—

Net income (loss)	$0.38	$(0.02)	$(0.28)

Shares used in computing basic earnings (loss) per share	24,590,454	25,177,662	25,072,482

Shares used in computing diluted earnings (loss) per share	25,777,740	25,177,662	25,072,482

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Compen- sation	Accumulated Other Comprehen- sive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance December 31, 2004	24,584,574	$24,584	$176,249,582	$(1,274,549)	$(160,707)	$(350,571)	$(99,250,473)	$75,237,866

Exercise of options	176,735	177	209,364					209,541
Exercise of warrants	123,113	123	(123)					—
Restricted stock grants	528,780	529	3,586,974		(3,587,503)			—
Amortization of deferred compensation					541,190			541,190
Reduction due to forfeitures			(19,875)		19,875			—
Employee stock transactions			1,076,883					1,076,883
Cumulative unrealized loss in available-for-sale securities						(26,464)		(26,464)
Foreign currency translation adjustment						(943,545)		(943,545)
Net income							9,674,615	9,674,615
Comprehensive income								8,704,606

Balance December 31, 2005	25,413,202	$25,413	$181,102,805	$(1,274,549)	$(3,187,145)	$(1,320,580)	$(89,575,858)	$85,770,086

Exercise of options	544,980	545	150,099					150,644
Grant of unrestricted shares	1,000	1	(1)					—
Restricted stock grants	51,000	51	339					390
Restricted stock grant retirements	(158,689)	(159)	159					—
Purchase of treasury shares				(238,610)				(238,610)
Stock-based compensation			934,505					934,505
Adoption of FAS 123R			(3,187,145)		3,187,145			—
Cumulative unrealized gain in available-for-sale securities						29,743		29,743
Foreign currency translation adjustment						672,419		672,419
Net loss							(388,315)	(388,315)
Comprehensive income								313,847

Balance December 31, 2006	25,851,493	$25,851	$179,000,761	$(1,513,159)	$—	$(618,418)	$(89,964,173)	$86,930,862

Exercise of options	176,949	177	269,196					269,373
Restricted stock grants	395,820	396	254					650
Restricted stock grant retirements	(68,621)	(69)	69					—
Purchase of treasury shares				(3,099,923)				(3,099,923)
FIN48 tax adjustment							(36,247)	(36,247)
Stock based compensation			2,373,613					2,373,613
Cumulative unrealized gain in available-for-sale securities						(2,925)		(2,925)
Foreign currency translation adjustment						166,599		166,599
Net loss							(6,940,871)	(6,940,871)
Comprehensive income (loss)								(6,777,197)

Balance December 31, 2007	26,355,641	$26,355	$181,643,893	$(4,613,082)	$—	$(454,744)	$(96,941,291)	$79,661,131

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

	Year Ended December 31,
	2005	2006	2007
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,675	$(389)	$(6,941)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,865	6,954	8,014
Amortization of deferred compensation	541	—	—
Stock-based compensation expense	1,077	935	2,374
Gain on discontinued operations	(296)	(121)	—
Impairment charge			2,329
Deferred income taxes	(1,542)	1,542	—
Foreign currency exchange (gain) loss	471	(1,013)	(81)
Changes in operating assets and liabilities:
Trade accounts receivable, net	398	(7,968)	6,299
Other current assets, security deposits and other assets	2,166	(754)	(122)
Accounts payable	(1,908)	6,049	(3,647)
Deferred revenue, accrued expenses and other current liabilities	1,630	(804)	(2,940)
Other long-term liabilities	(2,300)	(585)	(1,007)

Net cash provided by operating activities	18,777	3,846	4,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(1,100)	(1,559)	—
Purchases of property and equipment	(5,946)	(8,070)	(7,869)
Purchases of marketable securities	(53,905)	(57,409)	(42,840)
Proceeds from sales and maturities of marketable securities	30,648	50,619	52,544

Net cash provided by (used in) investing activities	(30,303)	(16,419)	1,834

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of indebtedness, net	(766)	(821)	(90)
Advances from Silicon Valley Bank	2,083	4,999	(7,793)
Issuance of common stock, net of costs	210	151	270
Purchase of treasury shares	—	(239)	(3,100)
Net payments on obligations under capital leases	(1,847)	(95)	(19)

Net cash provided by (used in) financing activities	(320)	3,996	(10,732)
Effect of foreign exchange rate changes on cash	(1,321)	1,198	190

Net increase (decrease) in cash and cash equivalents	(13,168)	(7,378)	(4,430)
Cash and cash equivalents, beginning of year	53,533	40,365	32,986

Cash and cash equivalents, end of period	$40,365	$32,986	$28,556

Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest	$1,459	$1,143	$966

Cash paid for income taxes	$52	$878	$299

Notes issued to cover portion of acquisition price of Broad Street Digital	$—	$561	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except per share amounts)

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Arbinet-thexchange, Inc. and subsidiaries (“Arbinet” or the “Company”) is a solutions provider for the telecommunications industry, based primarily upon an electronic market for trading, routing and settling communications capacity. Members of the Company’s exchange can anonymously buy and sell voice calls and Internet capacity based on route quality and price through the Company’s centralized, efficient and liquid market. Through the Company’s web-based interface and fully automated trading platform, members’ orders are automatically matched using the Company’s proprietary software and delivered through its state-of-the-art facilities.

On December 5, 2006, the Company acquired Flowphonics Limited (now known as Broad Street Digital Limited (“Broad Street Digital”)), a license management platform for intellectual property rights and digital content distribution.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired (See Note 14). Intangible assets consist of purchased existing technology, customer relationships and other intangible assets, all of which are generally amortized over periods ranging from two to ten years. Intangible assets are stated at cost, less accumulated amortization.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

The Company follows the guidance of SFAS No. 141, “Business Combinations,” which requires that business combinations be accounted for using the purchase method of accounting and acquired intangible assets meeting certain criteria be recorded apart from goodwill. In addition, the Company follows the guidance of SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead are subject to an annual assessment for impairment by applying a fair value approach.

Software Capitalization

The Company accounts for the costs of computer software developed or obtained for internal use pursuant to Statement of Position, or SOP, 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” or SOP 98-1, which requires the capitalization of internal use software and other related costs under certain circumstances. External direct costs of materials and services related to the application development stage of projects have been capitalized in accordance with SOP 98-1. Capitalized costs of the project are amortized on a straight-line basis over the estimated useful life of five years from the point when the systems are placed in service.

Impairment of Goodwill and Long-Lived Assets

The Company assesses impairment of other long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Factors considered by the Company include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the Company determines that the carrying value of a long-lived asset, other than goodwill, may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not.

In addition, the Company tests goodwill for impairment as of the first day of its fiscal fourth quarter using a two-step process prescribed in SFAS No. 142, “Goodwill and Other Intangible Assets.” The first step of the goodwill impairment test compares the fair value of the Company’s net assets with their carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired. If the carrying amount exceeds the fair value, the Company compares the fair value of goodwill with its carrying amount and recognizes an impairment loss for the amount by which the carrying amount exceeds the fair value. Fair value is determined based on comparable market multiples or discounted cash flows where applicable.

The Company currently operates in two reportable segments and its goodwill is allocated to each segment. To increase resources available for its core voice and data segment, the Company is exploring strategic alternatives for Broad Street Digital and expects to divest the business in the second quarter of 2008. As a result of this decision, the Company recognized an impairment charge of approximately $2.3 million to write down the intangible and long lived assets of Broad Street Digital to their estimated fair value, $0.4 million, which is included in “prepaids and other current assets” in the accompanying balance sheet as of December 31, 2007.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

Revenue Recognition

The Company recognizes trading revenues from minutes traded on its exchange, and fee revenues from access fees, credit risk premium fees, colocation service fees, annual membership fees and other value-added service fees. Revenues from minutes traded represent the price per minute multiplied by the number of minutes purchased by buyers through the Company’s exchange. The Company recognizes trading revenues on a gross basis because the Company acts as a principal in the transactions and not in a broker or agent capacity. Additionally, the Company has the risks and rewards of ownership since the Company collects directly from the buyer and pays directly to the seller. The Company bears the credit risk of the transactions and any potential default by the buyer does not absolve the Company from paying the seller. Revenues from access fees generally represent the amounts the Company charges sellers and buyers based on their trading activity on the exchange with other customers (which the Company defines as “Members”).

Revenues from credit risk premium fees represent the amount the Company charges members based on each Member’s gross selling activity on the exchange for that period. Revenues from colocation service fees represent the amount the Company charges Members in order for the Member-owned equipment to be placed in the Company’s premises. The Company recognizes revenue for access fees, credit risk premium fees and colocation service fees as the service is provided. Initial membership fees are recognized over a period of one year. Deferred revenue includes the portion of membership fees not yet recognized and fees billed in advance of the month when services are provided.

The Company’s Broad Street Digital business acts as an intermediary or agent with respect to certain payments received from third parties. For example, the Company distributes music product on behalf of third-party record labels. Pursuant to Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” such transactions are recorded on a “gross” or “net” basis depending on whether the Company is acting as the “principal” in the transaction or acting as an “agent” in the transaction. The Company does not have substantial risks and rewards of ownership; accordingly, revenues are recorded on a net basis based on the amounts received, less participations and royalties paid to third parties.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Concentration of Credit Risk

Financial instruments that subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivables. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company’s U.K. subsidiary accounted for approximately 26%, 25%, and 24% of total fee revenues for the years ended December 31, 2005, 2006 and 2007, respectively. The Company’s Hong Kong subsidiary accounted for approximately 1%, 1% and 2% in each of the years ended December 31, 2005, 2006 and 2007, respectively. No single Member accounted for more than 10% of fee revenues for the years ended December 31, 2005, 2006 and 2007.

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

The Company has agreements with certain finance companies that provide the Company with global credit risk management services. Under these agreements, the finance companies provide credit protection on certain of the Company’s members in the event of their inability to pay due to bankruptcy. The Company has established credit risk assessment and credit underwriting services with GMAC Commercial Finance LLC, or GMAC, which provides the Company with a level of credit risk protection. In addition, the Company and Silicon Valley Bank, or SVB, entered into a Non-Recourse Receivable Purchase Agreement on November 28, 2005 (“SVB Receivable Agreement”) whereby SVB agrees to buy from the Company all right and title to and interest in the payment of all sums owing or to be owing from certain members arising out of certain invoices of such members up to an aggregate of $10 million. This agreement has an initial term of two years. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—A Replacement of FASB Statement 125”, the Company records the proceeds from the sale of receivables under the SVB Receivable Agreement as a liability until sums received from members are remitted to SVB. Such amounts are reflected as “Due to Silicon Valley Bank” in the accompanying balance sheets. Under the terms of the Company’s agreements with GMAC and SVB, either GMAC or SVB assumes the credit risk of selected members to enable such members to purchase voice calls or Internet capacity on the exchange. The Company has certain minimum annual commissions due pursuant to the terms of the agreements with each of GMAC and SVB. Pursuant to the terms of the agreement with GMAC, which has been extended until April 30, 2008, and pursuant to the terms of the agreement with SVB, which terminates on November 28, 2008, the Company is required to pay minimum annual commissions of $370.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

Fair Value of Financial Instruments

The Company’s financial instruments at December 31, 2007 consist of accounts receivable, marketable securities, accounts payable and debt. For the year ended December 31, 2007, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximate fair value, based upon the short-term nature of these accounts. The fair value of the Company’s loan agreements approximate carrying value at December 31, 2006 and 2007 as each of the loans bears interest at a floating rate. The fair value of the Company’s marketable securities and notes payable approximates carrying value at December 31, 2006 and 2007 due to either the short-term maturity or the prevailing interest rates of these securities.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statement of operations.

The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during 2006 included compensation expense for stock-based payment awards granted prior to but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). As stock-based compensation expense recognized in the statement of operations in 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the pro forma information required under SFAS No. 148 for the periods prior to 2006, the Company accounted for forfeitures as they occurred, which was allowable under SFAS No. 123 but this treatment was eliminated under SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeitures for certain groups of options were revised during 2006. The cumulative effect on periods prior to January 1, 2006, which was not material, as well as the effect on the results of operations for the year ended December 31, 2006 resulted in a reduction in compensation expense of approximately $747 (or $0.03 per diluted share) for 2006.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

Total stock-based compensation expense recognized by the Company in the years ended December 31, 2006 and 2007 is reflected below:

	2006	2007
Stock-based compensation expense by caption:
Operations and development	$273	$477
Sales and marketing	230	492
General and administrative	432	1,208
Severance	—	197

	$935	$2,374

Stock-based compensation expense by type of award:
Stock options	$325	$1,354
Restricted stock and restricted stock units	610	1,020

	$935	$2,374

Through December 31, 2005, the Company accounted for its stock plans using the intrinsic value method prescribed by APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123, “Accounting for Stock-Based Compensation.” The following presents pro forma income and per share data as if a fair value based method had been used to account for stock-based compensation for the twelve months ended December 31, 2005:

2005
Net income (loss) attributable to common stockholders, as reported	$9,675
Add: Stock-based compensation expense as reported	1,618
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(11,331)

Pro forma net income (loss)	$(39)

Income (loss) per share:
Basic—as reported	$0.39

Diluted—as reported	$0.38

Basic—pro forma	$0.00

Diluted—pro forma	$0.00

The stock-based compensation expense recorded for the years ended December 31, 2006 and 2007 and the pro forma stock-based compensation for the year ended December 31, 2005, may not be representative of the effect of stock-based compensation expense in future periods due to the level of options issued in past years (which level may not be similar in the future), assumptions used in determining fair value (including the volatility of the Company’s common stock), the estimated forfeiture rate and the accelerated vesting of certain options in fiscal 2005.

Foreign Currency

The financial position and results of operations of the Company’s United Kingdom subsidiary are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

exchange rate in effect at year-end. Income statement accounts and cash flows are translated at the average rate of exchange prevailing during the period. Translation adjustments, arising from the use of differing exchange rates, are included in accumulated other comprehensive income (loss). Net gains (losses) resulting from foreign currency transactions were approximately $(471), $1,013, and $81 for the years ended December 31, 2005, 2006 and 2007, respectively, and are included in other income (expense), net in the accompanying consolidated statements of operations.

In the second quarter of 2005, the Company designated, on a prospective basis, approximately $12.0 million of its receivable from its U.K. subsidiary as permanent in nature and commenced reporting foreign exchange translation gains and losses on that amount as a component of accumulated other comprehensive loss included in stockholders’ equity. Prior to its designation as long term, the translation gains and losses related to this portion of the intercompany receivable were included in other income (expense), net in the accompanying consolidated statements of operations.

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

Effects of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and November 15, 2008 for non-financial assets and liabilities. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated results of operations, cash flows and financial position.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated results of operations, cash flows and financial position.

Earnings Per Share

Basic earnings per share are computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of convertible preferred stock, options and warrants as if they were exercised. During a loss period, the effect of the convertible preferred stock and the potential exercise of stock options and warrants were not considered in the diluted earnings per share calculation since the effect would be antidilutive.

The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common share equivalent shares outstanding:

	Year Ended December 31,
	2005	2006	2007
Basic number of common shares outstanding	24,590,454	25,177,662	25,072,482
Dilutive effect of stock options and warrants	1,187,286	—	—

Dilutive number of common and common share equivalents	25,777,740	25,177,662	25,072,482

For the years ended December 31, 2006 and December 31, 2007 outstanding stock options of 3,248,321 and 3,664,470 respectively, have been excluded from the above calculations because the effect on net loss per share would have been antidilutive. For the years ended December 31, 2006 and 2007, 11,849 and 1,439 warrants, respectively, have been excluded from the above calculations because the effect on net loss per share would have been antidilutive. Unvested restricted stock units of 306,109 and 480,320 have been excluded from the above calculations for the years ended December 31, 2006 and 2007, respectively, as the impact would have been antidilutive.

2.	RESTRUCTURING CHARGES

During 2001 and 2002, the Company exited two separate facilities and accordingly recorded charges for the future lease obligations, net of estimated sub-lease income. During the fourth quarter of 2005, the Company renegotiated the lease terms for a leased property that was exited in 2001, under a lease termination agreement that requires the Company to make scheduled payments through December 31, 2009. Accordingly, the Company recorded an adjustment of approximately $0.9 million to reduce the liability for future estimated lease payments.

In August 2007, the Company decommissioned certain fixed assets at 611 West 6th Street in Los Angeles and relocated its Los Angeles switch operations to one of the sites which had been exited in December 2002. As a result, the Company recognized a gain of $1.0 million representing the reversal of the remaining liability related to the abandoned space placed back into service. In addition, the Company recognized a charge of $0.3

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

million representing the present value of the future lease obligations remaining on the West 6th Street site. A gain of $0.7 million, representing the net impact of these two transactions, has been reflected as a restructuring benefit in the accompanying statement as operations for the year ended December 31, 2007.

The table below shows the amount of the charges and the cash payments related to the Company’s restructuring liabilities.

Total
Balance at December 31, 2004	$4,576
Cash payments	(1,429)
Adjustment to liability for revision in estimate based on settlement agreement	(922)

Balance at December 31, 2005	$2,225
Cash payments	(501)

Balance at December 31, 2006	$1,724
Cash payments	(492)
Reversal of liability for previously abandoned lease site	(996)
Future lease obligation W. 6th Street	296

Balance at December 31, 2007	$533

As of December 31, 2007, $206 of the balance is recorded in accrued expenses and other current liabilities and $327 is recorded in other long-term liabilities, in the accompanying balance sheet.

3.	DISCONTINUED OPERATIONS

In October 1999, the Company ceased the operations of Bell Fax, Inc., or Bellfax, a wholly-owned subsidiary. Bellfax was engaged in the sale and rental of telecommunication equipment and operating international routes. Bellfax’s operations focused on the transfer of telecommunications capacity in specific markets for an individual telecommunications company, using Bellfax’s proprietary software and network infrastructure. Accordingly, $296, net of income tax of $20, was recognized as income from discontinued operations in 2005. In 2006, management reevaluated the liability related to Bellfax and determined that approximately $225 was needed at December 31, 2006. Accordingly, $125, net of income tax of $4, was recognized as income from discontinued operations in 2006. No adjustment to the liability was recognized in 2007.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

4.	MARKETABLE SECURITIES

Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the year ended December 31, 2007. All marketable securities at December 31, 2007 have a maturity of one year or less. As of December 31, 2006 and 2007, the Company’s net unrealized gains in its available-for-sale securities were not material. All of the marketable securities held at December 31, 2006 matured at various dates in 2007 resulting in no realized gain or loss. The following is a summary of marketable securities at December 31, 2007 by type:

	2006	2007
Commercial paper	$21,431	$19,613
U.S. Government and federal agency obligations	4,380	1,507
Certificates of deposit	3,449	21
Corporate bonds	10,330	8,480

	39,590	29,621
Less: amounts classified as cash equivalents	9,540	9,277

Total marketable securities	$30,051	$20,344

There were no individual marketable securities that carried an unrealized loss for the past twelve consecutive months.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006 and 2007:

	2006	2007	Estimated Useful Life
Telecommunications equipment and software	$59,509	$61,863	5 to 7 years
Furniture, fixtures and office equipment	6,235	7,137	5 to 7 years
Leasehold improvements	8,116	7,915	Shorter of initial lease term or useful life

	73,860	76,915
Less accumulated depreciation and amortization	(50,033)	(53,913)

Property and equipment, net	$23,828	$23,002

Property and equipment, net, includes equipment under capital leases of $1,627 and $905 (net of accumulated depreciation of $5,401 and $3,977) at December 31, 2006 and 2007, respectively. As the obligations under certain of these capital leases have been satisfied, only $21 and $5 (net of accumulated depreciation of $59 and $75) of these assets continue to secure obligations under capital leases still outstanding at December 31, 2006 and 2007, respectively. Property and equipment, net, includes capitalization of software for internal use of $6,256 and $6,226 (net of accumulated amortization of $21,936 and $24,182) at December 31, 2006 and 2007, respectively. Amortization of capitalized software for internal use was $3,275, $2,500 and $2,751 in 2005, 2006 and 2007, respectively. Property and equipment, net includes approximately $5.6 million and $4.7 million of assets located in the Company’s leased facilities in the United Kingdom and approximately $0.6 million and $0.5 million of assets located in the Company’s leased facility in Hong Kong as of December 31, 2006 and 2007, respectively.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

During 2006 and 2007, the Company decommissioned certain fixed assets located at its exchange delivery points (“EDP”s) in New York City, Los Angeles and London, England. Management is committed to selling this equipment and has engaged a third party to facilitate the sale. The Company expects to recover the carrying amount, which is approximately $545, as of December 31, 2007. The Company believes these assets will be sold no later than the end of the third quarter of fiscal 2008. The carrying value of this equipment that is held for sale is included in “prepaids and other current assets” as of December 31, 2007. The carrying amount of this equipment as of December 31, 2006 was approximately $827, of which $699, was included in “property and equipment, net” and the balance in “prepaids and other current assets”.

6.	INDEBTEDNESS

Indebtedness consisted of the following at December 31, 2006 and 2007:

	2006	2007
GECC Loan	$90	$—
Less current portion	(90)	—

Loan payable—long term	$—	$—

GECC Loan. Under the terms of the agreement, borrowings by the Company bore interest at 7% per annum and were payable in monthly payments of approximately $72 with the final scheduled payment of approximately $90 paid in January 2007.

Silicon Valley Bank Loan. The Company entered into an agreement with SVB, whereby SVB provides the Company with receivables financing on certain of the Company’s trade accounts receivables up to $25 million (the “SVB Agreement”). Interest is accrued on the daily outstanding loan balance at a rate equal to the prime rate of 7.25% at December 31, 2007. As of December 31, 2007, the full amount was available to the Company as no amounts were outstanding under the SVB Agreement. Arbinet’s current credit facility with SVB expires on November 28, 2008. See Note 1 regarding the SVB Receivable Agreement.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2006	2007
Compensation and related benefits	$1,531	$1,608
Security deposits from members	2,220	1,999
Rent	628	351
Prepayments from members	3,050	2,992
Value added tax	660	—
Professional fees	1,200	812
Litigation settlement	600	—
Other	530	551

	$10,419	$8,313

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

8.	SEGMENT REPORTING

In fiscal year 2007, the Company has two reportable segments, Voice and Data Services, which is an electronic market for trading, routing and settling communications capacity, and Digital Media, which currently operates a license management platform for intellectual property rights and digital content distribution. In fiscal 2006, the Company operated in one business segment. Management identified the segments in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The chief operating decision maker is the President and Chief Executive Officer or Chief Executive Officer. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

The Company evaluates the performance of each reportable segment based on fee revenues and income (loss) from operations. Asset balances by reportable segment have not been included in the segment table below, as these are managed on a company-wide level and are not allocated to each segment for management reporting purposes.

	For the Year ended December 31, 2007
	Voice and Data Services	Digital Media	Consolidated
Fee revenues	$50,058	$88	$50,146
Depreciation and amortization	7,574	440	8,014
Loss from operations	(3,905)	(5,153)	(9,058)
Interest income	2,744	2	2,746
Interest expense	(939)	(27)	(966)
Other income (expense), net	600	(31)	569
Loss before income taxes	$(1,500)	$(5,209)	$(6,709)

9.	STOCKHOLDERS’ EQUITY

On June 11, 2007, the Board of Directors of Arbinet authorized the repurchase of up to $15.0 million of the Company’s common stock at anytime and from time to time (the “Repurchase Plan”). The share repurchases may be made at management’s discretion in the open market in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, and other factors. The Repurchase Plan may be suspended or discontinued at any time. Shares of the Company’s common stock repurchased under the Repurchase Plan are held in the Company’s treasury. As of December 31, 2007, under the Repurchase Plan, the Company had repurchased 517,078 shares of its stock for approximately $2.9 million. On February 26, 2008 the Company’s Board of Directors terminated the Repurchase Plan.

10.	STOCK BASED COMPENSATION

Stock Options

The Company established a 2004 Stock Incentive Plan, as amended (the “2004 Plan”), which provides the granting of options to officers, employees, directors, and consultants of the Company. As of December 31, 2007,

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

options to purchase 1,380,514 shares of common stock were available for future grants under the 2004 Plan. As of December 31, 2006 and 2007, 3,248,321 and 3,664,470 shares of common stock were reserved for stock options granted. As of December 31, 2006 and 2007, 1,439 shares were reserved for warrants to purchase common stock. These warrants are exercisable at $4.99 per share. Options outstanding as of December 31, 2006 and December 31, 2007 include option grants under the 2004 Plan as well as the Amended and Restated 1997 Stock Incentive Plan and the First Amended and Restated Non-employee Directors’ and Advisors’ Stock Option Plan.

Options granted under the 2004 Plan generally have a four-year vesting period and expire ten years after grant. Most of the Company’s stock options vest ratably during the vesting period, as opposed to awards that vest at the end of the vesting period. the company recognizes compensation expense for options using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested stock options expected to vest was approximately $3.9 million at December 31, 2007 with a remaining weighted average period of approximately 19 months over which such expense is expected to be recognized. Upon exercise of stock options, the Company typically issues new shares of common stock (as opposed to using treasury shares).

On June 11, 2007, J. Curt Hockemeier resigned as Chief Executive, President and Director of Arbinet, effective immediately. In connection with Mr. Hockemeier’s resignation, Arbinet entered into a Resignation Agreement with Mr. Hockemeier dated June 11, 2007 (the “Resignation Agreement”). The Resignation Agreement provided for the acceleration of certain of Mr. Hockemeier’s outstanding stock options, restricted stock, and restricted stock units, resulting in additional stock-based compensation of $197 being recognized in the second quarter of 2007.

On August 25, 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested employee stock options issued under the Company’s 2004 Plan with an exercise price in excess of $10.00 per share. Pursuant to this action, options to purchase approximately 1.4 million shares of the Company’s common stock became exercisable immediately. Based on the closing price on August 24, 2005 of $6.35, none of these options had intrinsic economic value at the time. The vesting acceleration enabled the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of SFAS 123(R) in January 2006. As a result of this change, the Company expects to reduce the pre-tax stock option expense it otherwise would have been required to record under SFAS 123(R) by approximately $7.8 million over a four-year period of which approximately $2.5 million was avoided in 2006.

The fair market value of each option grant for all years presented has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	2005	2006	2007
Expected option lives	4 years	4 years	4 years
Risk-free interest rates	3.88%	4.52%	4.22%
Expected volatility	46.1%	50.0%	48.0%
Dividend yield	0%	0%	0%

Expected volatilities are based on historical volatility of the stock of the Company and guideline companies. The expected life of options granted is based on historical experience and on the terms and conditions of the options. The risk-free rates are based on the U.S. Treasury Strip yield in effect at the time of the grant.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

A summary of the Company’s stock options activity (including options granted outside the 2004 Plan to non-employees) during 2005, 2006 and 2007 is presented below:

	2005	Weighted Average Exercise Price	2006	Weighted Average Exercise Price	2007	Weighted Average Exercise Price
Outstanding, at beginning of year	2,024,298	$6.88	2,639,173	$12.09	3,248,321	$9.37
Granted	883,815	21.82	1,765,356	5.09	1,016,940	6.01
Exercised	(176,735)	(1.19)	(544,980)	(0.27)	(176,949)	(1.52)
Forfeited	(92,205)	(14.63)	(611,228)	(16.86)	(423,842)	(11.25)

Outstanding, at end of year	2,639,173	$12.09	3,248,321	$9.37	3,664,470	$8.71

Options exercisable at year-end	2,259,552	$13.13	1,506,529	$14.20	1,794,920	$11.72

Weighted average grant date fair value of options granted during the year	$7.83		$2.38		$2.67

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Years Remaining on Contractual Life	Number Exercisable
$016 – $1.00	179,292	4.2	179,292
$1.01 – $4.00	46,636	5.4	46,636
$4.01 – $7.00	2,523,165	9.2	666,255
$7.01 – $9.00	143,942	6.3	131,302
$9.01 – $16.00	250,249	6.9	250,249
$16.01 – $20.00	70,936	6.6	70,936
$20.01 – $25.00	4,000	7.1	4,000
$25.01 – $26.55	446,250	7.1	446,250

	3,664,470		1,794,920

Total vested and expected to vest	3,474,841	8.3

Total Intrinsic Value	$2.7 million		$1.8 million

The intrinsic value of options exercised during the years ended December 31, 2006 and 2007 was approximately $4.1 million and $0.8 million, respectively. The fair value of options vested during the years ended December 31, 2006 and 2007 was approximately $0.6 million and $2.2 million, respectively. The weighted-average exercise price of options vested and expected to vest as of December 31, 2007 was $8.71 per share.

Restricted Stock Awards

Restricted stock awards granted under the 2004 Plan generally have a three-year vesting period. Most of the Company’s restricted stock awards are subject to graded vesting in which portions of the award vest at different

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

times during the vesting period, as opposed to awards that vest at the end of the vesting period. The Company recognizes compensation expense for restricted stock awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested restricted stock awards expected to vest was approximately $1.6 million at December 31, 2007 with a remaining weighted average period of approximately 11 months over which such expense is expected to be recognized. The fair value of shares that vested during the year ended December 31, 2007 was approximately $0.5 million.

Restricted stock activity for the years ended December 31, 2006 and 2007 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at January 1, 2006	590,845	$6.25
Granted	51,000	4.64
Vested during period	(177,047)	(5.99)
Forfeited	(158,689)	(7.20)

Unvested at December 31, 2006	306,109	$2.10

Granted	395,820	$5.84
Vested during period	(126,985)	$(6.01)
Forfeited	(94,624)	$(4.79)

Unvested at December 31, 2007	480,320	$5.87

Performance Share Awards

Pursuant to the 2004 Plan, in the third and fourth quarters of 2006, the Company entered into Performance Share Award Agreements (the “Award Agreements”) whereby it granted performance share awards (the “Awards”) to certain executives of the Company. These Awards provide recipients with the opportunity to earn shares of common stock of the Company, the number of which shall be determined pursuant to, and subject to the attainment of performance goals. The performance goals are determined based on compound annual revenue and earnings growth as defined in each agreement. Under SFAS 123(R), accruals of compensation expense for an award with a performance condition is based on the probable outcome of the performance conditions. As of December 31, 2007, management has assessed that it is not probable that the Company will attain the future performance goals as set forth in the Award Agreements. The Company may record stock-based compensation expense in future periods related to these Awards if it becomes probable that the future performance goals will be achieved.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

11.	INCOME TAXES

The income tax (benefit) expense consists of the following:

	2005	2006	2007
Current:
Federal	$175	$70	$(12)
State	69	400	244

Total Current	244	471	232
Deferred:
Federal	(1,079)	1,079	—
State	(463)	463	—

Total Deferred	(1,542)	1,542	—

Total income tax (benefit) expense	$(1,298)	$2,013	$232

The Company recorded an income tax provision of approximately $232 for the year ended December 31, 2007 primarily representing the statutory requirements for state taxes.

The difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards in 2005 and the reversal of same in 2006, the impact of state taxes and the impact of foreign taxes on the portion of pre-tax income associated with the Company’s U.K. subsidiary. The reconciliation of income taxes from continuing operations computed at U.S. federal statutory rates to income tax expense is as follows:

	2005	2006	2007
Tax expense at federal statutory rate (35%)	$2,828	$526	$(2,348)
State taxes, net of federal benefit	(253)	544	150
Losses with no benefit	1,010	1,080	1,769
Non-deductible expenses	53	103	337
Federal tax payments in excess of prior year estimate	—	49	—
Utilization of NOLs and changes in valuation allowance-federal	(4,937)	(289)	324

Total income tax expense (benefit)	$(1,298)	$2,013	$232

The components of income from continuing operations before income taxes are as follows:

	2005	2006	2007
Income (loss)-U.S.	$10,932	$4,590	$(1,655)
Income (loss)-international	(2,851)	(3,087)	(5,054)

	$8,081	$1,503	$(6,709)

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the deferred tax assets and liabilities at December 31 are as follows:

	2006	2007
Deferred tax liabilities:
Depreciation	$(8,547)	$(7,773)
Intangible assets	(624)	—

Deferred tax liability	(9,171)	(7,773)
Deferred tax assets:
Net operating loss carryforwards	37,572	38,444
Impairments	7,323	7,449
Accrued rent	1,552	987
Deferred income	950	775
Litigation reserve	262	—
Other	1,219	1,727

Deferred tax asset	48,878	49,382
Valuation allowance	(39,708)	(41,609)

Net Deferred Tax Asset	$—	$—

When evaluating the ability for the Company to record a net deferred tax asset, SFAS No. 109 “Accounting for Income Taxes” requires the Company consider all sources of taxable income as well as all available evidence to determine whether it is more likely than not that it will be able to utilize this asset. At December 31, 2006 and December 31, 2007, a full valuation allowance in the amount of $39.7 and $41.6 million, respectively, has been recorded against net deferred tax assets since, at those dates, the Company was unable to conclude that it was more likely than not that it would realize those assets. The Company will continue to refine and monitor all available evidence during future periods to evaluate the recoverability of its deferred tax assets.

Approximately $301 of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current income when subsequently recognized.

At December 31, 2007, the Company had net operating loss, or NOL, carryforwards of approximately $79.7 million for U.S. federal income tax purposes that expire on various dates between 2020 and 2027 if not utilized. The availability of NOL carryforwards to offset future taxable income may be subject to annual limitations imposed by Internal Revenue Code Section 382 as a result of an ownership change. Management has concluded that an ownership change occurred during 2007. However, based on the market value of the Company at such date, the Company believes that this ownership change will not significantly impact its ability to use net operating losses in the future to offset taxable income.

In 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

As a result of the implementation of FIN 48, the Company identified an aggregate of approximately $625 of unrecognized tax benefits, including related estimated interest and penalties, of $3 and $8 respectively, due to uncertain tax positions. Approximately $589 of these uncertain tax positions resulted in a reduction of deferred tax assets against which the Company had recorded a full tax valuation allowance on its balance sheet. The balance of the unrecognized tax benefits, amounting to $36, which includes interest and penalties, was recorded as an increase to accumulated deficit and an increase of $36 to “other long-term liabilities.” At December 31, 2007, the amount of unrecognized tax benefits is $628, including interest and penalties, of which recognition of $39 would impact the Company’s effective tax rate. While the Company believes that it has identified all reasonably identifiable exposures and that the reserve it has established for such exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause the Company to either materially increase or reduce the amount of its tax reserve.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at January 1, 2007	$614
Additions related to current year tax positions	—
Additions for prior year tax positions	—
Reductions for prior year tax positions	—
Settlements	—

Balance at December 31, 2007	$614

The Company recognizes potential interest and penalties relating to income tax positions as a component of the provision for income taxes. As of January 1, 2007, the Company recorded a liability for the payment of interest and penalties of $3 and $8, respectively. The Company recorded $3 in interest expense in its income tax provision for the year ended December 31, 2007, and an increase of $3 to “other long-term liabilities.”

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

estimate of the range of this possible change is from an increase of $408 to a decrease of $612 in deferred tax assets. The Company had recorded a full tax valuation allowance on its balance sheet and this item will have no impact on the statement of operations.

12.	401(k) PLAN

The Company contributions under the 401(k) Plan are computed at 4% of an employee’s eligible compensation subject to certain limits. Contributions into the Plan in 2005, 2006 and 2007 were approximately $251, $278 and $340, respectively. These contributions were recorded as expense for each year in the consolidated statements of operations.

13.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The litigation process is inherently uncertain, and the Company cannot guarantee that the outcomes of the following proceedings and lawsuits will be favorable or that they will not be material to the Company’s business, results of operations or financial position. However, the Company does not currently believe that these matters will have a material adverse effect on its business, results of operations or financial position.

World Access Proceeding

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group (collectively “the Debtors”), filed a lawsuit against the Company in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to the Company as a buyer on the exchange, which total approximately $855. The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. The Company filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, the Company served discovery on the attorneys for World Access and its related entities. Shortly after the Company served discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors confirmed a Plan of Liquidation that created a trust to proceed with liquidating avoidance actions. The Trustee has been substituted as the Plaintiff in all avoidance actions. The next status hearing in the case is scheduled for April 9, 2008. No trial date has been set.

World-Link Proceeding

On December 15, 2005, the Company filed a patent infringement lawsuit against World-Link Telecom, Inc. in the U. S. District Court in the Eastern District of New York. The Company asserts that World-Link has infringed three of the Company’s U.S. patents relating to the trading of telecommunications capacity, namely, U.S. Patent Nos. 6,226,365; 6,442,258; and 6,542,588. The Company seeks damages and injunctive relief.

World-Link filed its Answer and Counterclaims to the Complaint on January 23, 2006. By its Answer, World-Link denied the Company’s infringement allegations and asserted that the claims of the patents in suit are

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

invalid. World-Link also asserted a counterclaim for declaratory judgment that it did not infringe the patents in suit and that the patents in suit were invalid, and counterclaims for tortuous interference with contractual relations and monopolization or attempted monopolization under Section 2 of the Sherman Act.

On April 5, 2007, World-Link filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the US Bankruptcy Court, District of New Jersey, and the Company served a new complaint on the World-Link affiliates. The parties entered into a Stipulation of Settlement resolving this matter, and an order was entered in the US Bankruptcy Court, District of New Jersey approving the settlement on November 20, 2007.

Operating Leases

The Company leases office facilities and certain equipment under operating leases expiring through 2015. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. In addition, certain lease agreements contain renewal options and rent escalation clauses. The Company does not consider any individual lease material to its operations. Aggregate future minimum rental payments are:

Year ending December 31:
2008	$3,403
2009	3,286
2010	2,516
2011	1,845
2012	1,884
Thereafter	5,456

$18,390

Rent expense for the years ended December 31, 2005, 2006 and 2007, was approximately $2,974, $2,938 and $2,971, respectively. Approximately $2.3 million and $2.4 million of security deposits as of December 31, 2006 and 2007, respectively, represent collateral for the landlords under various leases. The Company has approximately $3.0 million and $2.2 million recorded as accrued rent in other long-term liabilities as of December 31, 2006 and 2007, respectively. These amounts principally represent the difference between straight-line rent expense recorded and the rent payments as of December 31, 2007.

Capital Leases

The Company leases certain equipment under capital leases, which expire at various dates through 2008. Borrowings under capital leases bear interest at 10.83% per annum. Amounts charged to interest expense related to capital leases were approximately $100, $6 and $7 for the years ended December 31, 2005, 2006 and 2007, respectively. The minimum future lease obligations as of December 31, 2007, are $7.

Purchase Obligations

The Company has an agreement with one of its equipment vendors, which obligates the Company to purchase certain equipment and services for approximately $2.0 million in 2008, $1.0 million in 2009 and $1.0 million in 2010. The Company has made purchases from this vendor of approximately $2.0 million, $1.5 million and $1.2 million in 2005, 2006 and 2007, respectively.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

Employment Offer Letters

The Company has several employment offer letters with officers of the Company. These offer letters provide for an annual base compensation and the issuance of stock options. These stock options were granted at fair market value. These offer letters generally contain provisions for severance payouts in the event of termination of employment of the officers.

14.	GOODWILL AND INTANGIBLE ASSETS

Broad Street Digital Limited

In December 2006, the Company, through its wholly-owned subsidiary, Broad Street Digital Inc., acquired all of the outstanding common stock of Flowphonics Limited, now known as Broad Street Digital Limited, a license management platform for intellectual property rights and digital content distribution. The purchase price was approximately $2.1 million, including transaction costs.

The results of operations of this business and the estimated fair market values of the acquired assets have been included in the consolidated financial statements from the date of the acquisition. The results of operations of this business that are included for the year ended December 31, 2006 are immaterial. The components of the aggregate costs of the transaction are as follows:

Cash	$1,559
Notes Payable	561

$2,120

As part of the consideration of the acquisition, Broad Street Digital Inc. issued notes payable to two former shareholders of Broad Street Digital Limited. Subsequent to the transaction, these former shareholders became employees of the Company. These notes bear interest at 5% per annum. Notes payable totaling $93 were paid in June 2007 and notes payable totaling approximately $388 were paid in January 2008, with the balance of $80 being paid in eight monthly installments of $10 based upon conditions outlined in the underlying notes.

The purchase price for the Broad Street Digital acquisition was allocated to assets acquired based on their estimated fair values determined by management with the assistance of a third-party appraiser as follows:

		Estimated Amortizable Life
Total tangible assets	$21	N/A
Existing customer relationships	800	7 years
Software	500	5 years
Patents	450	5 years
Goodwill	349	N/A

	$2,120

To increase resources available for its core businesses, the Company is exploring strategic alternatives for Broad Street Digital Ltd. and expects to divest the business in the second quarter of 2008. As a result, the Company recognized an impairment charge of approximately $2.3 million to write down the intangible and long lived assets of Broad Street Digital to $0.4 million, representing their estimated fair value as determined by management with the assistance of a third-party appraiser.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

The balance of goodwill was $2,183 and $2,196 at December 31, 2006 and 2007, respectively. The change in the carrying amount is primarily related to the difference in the exchange rate in effect at December 31, 2006 and 2007. The goodwill balances are recorded using the local currency (British Pounds Sterling) as the functional currency and are translated into US dollars at the exchange rate in effect at year-end.

The following table summarizes the intangibles subject to amortization at the dates indicated:

	December 31, 2006			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patent	$1,880	$175	$1,705	$1,100	$270	$830
Non-compete agreement	102	77	25	104	104	—
Acquired technology	133	133	—	135	135	—
Software	500	8	492	—	—	—
Existing customer relationships	2,535	400	2,135	1,761	572	1,188

Total intangibles	$5,150	$793	$4,357	$3,099	$1,080	$2,018

	December 31, 2006			December 31, 2007
By Segment	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Voice and Data Services	$3,070	$762	$2,308	$3,099	$1,080	$2,018
Digital Media	2,080	31	2,049	—	—	—

Consolidated	$5,150	$793	$4,357	$3,099	$1,080	$2,018

Amortization expense for intangibles totaled approximately $380 and $609 for the years ended December 31, 2006 and 2007, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31:
2008	$284
2009	284
2010	284
2011	284
2012	284
Subsequent years	598

15.	QUARTERLY INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2007:
Total revenues	$142,206	$134,608	$129,238	$127,985	$534,037
Cost of trading revenues	129,561	122,212	116,797	115,546	484,116
Income (loss) from operations	(2,508)	(3,268)	435	(3,717)	(9,058)
Net income (loss)	(1,876)	(2,474)	984	(3,575)	(6,941)
Earnings (loss) per share:
Basic	$(0.07)	$(0.10)	$0.04	$(0.15)	$(0.28)
Diluted	$(0.07)	$(0.10)	$0.04	$(0.15)	$(0.28)

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands except per share amounts)

Year ended December 31, 2006:
Total revenues	$129,341	$127,253	$137,842	$148,543	$542,979
Cost of trading revenues	117,574	115,769	126,110	135,705	495,159
Income from operations	685	(1,604)	(81)	(831)	(1,831)
Net income	1,234	(588)	659	(1,693)	(389)
Earnings per share:
Basic	$0.05	$(0.02)	$0.03	$(0.07)	$(0.02)
Diluted	$0.05	$(0.02)	$0.03	$(0.07)	$(0.02)

Net loss for the first quarter 2007 included a provision for litigation of $1,150. Net loss for second quarter 2007 includes a pre-tax charge to earnings of $1,021 for severance costs and a provision for litigation of $790. Fourth quarter 2007 includes a pre-tax impairment charge of $2.3 million to write down Broad Street Digital’s intangible and other long-lived assets to their estimated fair value. In addition, fourth quarter 2007 results include the reversal of $0.1 million in interest expense related to a liability recorded upon adoption of FIN 48, which was reversed against retained earnings due to the finalization of the related tax study.

Net loss for the fourth quarter 2006 includes a charge to earnings of $600 representing management’s estimate of the cost to settle a litigation matter and an income tax provision of $1.5 million primarily related to the reestablishment of a full valuation allowance against deferred tax assets. Net loss for the second quarter 2006 includes a gain of $120 related to a discontinued operation from 1999.

16.	SUBSEQUENT EVENTS [UNAUDITED]

On February 28, 2008 the Company announced that its Board of Directors approved a special one-time cash distribution of $0.40 per share. The aggregate total distribution is estimated to approximate $10.1 million based on approximately 25.4 million shares outstanding as of February 28, 2008. The special cash distribution will be paid on March 28, 2008 to record holders of the Company’s common stock as of the close of business on March 12, 2008. The special cash distribution replaces the Company’s existing $15.0 million stock repurchase plan, previously announced on June 11, 2007, under which the Company repurchased approximately 835,000 shares. The stock repurchase plan was terminated.

In connection with the declaration of the special cash distribution, the Company’s Board of Directors approved adjustments to certain of its outstanding stock option awards, and all of its outstanding stock appreciation awards and restricted stock unit awards. These adjustments were intended to ensure that its employees, directors and other persons who hold such equity awards are not disadvantaged by the planned special cash distribution and had the same fair value to the holder before and after giving effect to the payment of the special cash distribution.

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2007, 2006 and 2005

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2007
Allowance for Doubtful Accounts	$1,182,892	$946,223	$(648,398)	$1,480,717
Year ended December 31, 2006:
Allowance for Doubtful Accounts	$827,462	$590,071	$(234,641)	$1,182,892
Year ended December 31, 2005:
Allowance for Doubtful Accounts	$899,902	$485,480	$(557,920)	$827,462

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2007:
Valuation Allowance on deferred tax asset	$39,707,553	$1,901,777	—	$41,609,330
Year ended December 31, 2006:
Valuation Allowance on deferred tax asset	$39,896,823	$1,542,125	$(1,731,395)	$39,707,553
Year ended December 31, 2005:
Valuation Allowance on deferred tax asset	$42,737,557	$—	$(2,840,734)	$39,896,823