Form 10-Q
period 2008-03-31
ARBINET THEXCHANGE INC
filed 2008-05-12
CIK 1136655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of May 1, 2008:

Class	Number of Shares
Common Stock, par value $0.001 per share	25,534,516

ARBINET-THEXCHANGE, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to statements about Arbinet’s growth, strategic and business plans, product development and service offerings, and future operating results. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Various important risks and uncertainties may cause Arbinet’s actual results to differ materially from the results indicated by these forward-looking statements, including, without limitation: the ability to divest Broad Street Digital Limited; members (in particular, significant trading members) not trading on our exchange or utilizing our new and additional services (including data on thexchangeSM, DirectAxcessSM, PrivateExchange SM, AssuredAxcessSM, and PeeringSolutionsSM); continued volatility in the volume and mix of trading activity (including the average call duration and the mix of geographic markets traded); our uncertain and long member enrollment cycle; the failure to manage our credit risk; failure to manage our growth; pricing pressure; investment in our management team and our personnel; system failures, human error and security breaches that could cause us to lose members and expose us to liability; regulatory uncertainty; and our ability to obtain and enforce patent protection for our methods and technologies. For a further list and description of the risks and uncertainties Arbinet faces, please refer to Part I, Item 1A of the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008, and other filings, which have been filed with the Securities and Exchange Commission. Arbinet assumes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise and such statements are current only as of the date they are made.

ii

PART I. FINANCIAL INFORMATION

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2007	March 31, 2008
	($ in thousands, except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$28,383	$18,256
Marketable securities	20,344	12,574
Trade accounts receivable (net of allowance of $1,481 and $1,614 at December 31, 2007 and March 31, 2008, respectively)	28,416	31,042
Prepaids and other current assets	2,362	4,022
Current assets of discontinued operations	269	183

Total current assets	79,774	66,077
Property and equipment, net	23,002	22,457
Security deposits	2,430	2,430
Intangible assets, net	2,018	1,946
Goodwill	2,196	2,193
Other assets	74	55

Long term assets of discontinued operations	440	656

Total Assets	$109,934	$95,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Capital lease obligation – long-term	$7	$2
Notes payable	493	75
Due to Silicon Valley Bank	285	653
Accounts payable	16,123	15,316
Deferred revenue	2,499	2,214
Accrued and other current liabilities	8,249	7,400
Current liabilities of discontinued operations	335	155

Total current liabilities	27,991	25,815
Other long-term liabilities	2,282	1,892

Total liabilities	30,273	27,707

Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 26,355,641 and 26,570,562 shares issued and outstanding, respectively	26	27
Additional paid-in-capital	181,644	172,286
Treasury stock, 674,233 and 836,997 shares, respectively	(4,613)	(6,394)
Accumulated other comprehensive loss	(455)	(431)
Accumulated deficit	(96,941)	(97,381)

Total Stockholders’ Equity	79,661	68,107

Total Liabilities and Stockholders’ Equity	$109,934	$95,814

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2008

(Unaudited)

	Three Months Ended March 31,
	2007	2008
	($ in thousands, except per share data)
Trading revenues	$129,520	$112,442
Fee revenues	12,643	12,959

Total revenues	142,163	125,401
Cost of trading revenues	129,561	112,470

	12,602	12,931
Cost and expenses:
Operations and development	5,003	5,742
Sales and marketing	2,000	2,211
General and administrative	4,462	3,386
Depreciation and amortization	2,053	1,830
Reserve for litigation	1,150	—

Total costs and expenses	14,668	13,169

(Loss) from operations	(2,066)	(238)
Interest income	792	418
Interest expense	(331)	(166)
Other income (expense), net	264	29

Income (loss) from continuing operations before income taxes	(1,341)	43
Provision for income taxes	86	81
(Loss) from continuing operations	$(1,427)	$(38)
Discontinued operations:
(Loss) from discontinued operations, net of income tax of $0 in 2007 and $11 in 2008	(449)	(412)
Net (loss)	$(1,876)	$(450)
Net (loss) attributable to common stockholders	$(1,876)	$(450)
Basic net (loss) per share:
Continuing operations	$(0.06)	$0.00
Discontinued operations	$(0.02)	$(0.02)
Net (loss)	$(0.08)	$(0.02)
Diluted net (loss) per share:
Continuing operations	—	—
Discontinued operations	—	—
Net (loss)	—	—
Dividends declared per common share	—	$(0.40)
Shares used in computing basic net (loss) per share	25,430,319	24,918,630
Shares used in computing diluted net (loss) per share	25,430,319	24,918,630
Other comprehensive income:
Cumulative unrealized income (loss) in available-for-sale securities	(1)	13
Foreign currency translation adjustment	6	11

Comprehensive (loss)	$(1,871)	$(426)

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2008

(Unaudited)

	Three Months Ended March 31,
	2007	2008
	($ in thousands), except per share data
Loss from continuing operations	$(1,427)	$(38)
Loss from discontinued operation	(449)	(412)

Net loss	(1,876)	(450)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,053	1,830
Stock-based compensation expense	457	932
Foreign currency exchange (gain) loss	(58)	27
Changes in operating assets and liabilities:
Trade accounts receivable, net	985	(2,654)
Other current assets, security deposits and other assets	(1,212)	(1,830)
Accounts payable	(2,753)	(922)
Deferred revenue, accrued expenses and other current liabilities	1,056	(1,081)
Other long-term liabilities	(149)	(617)

Net cash (used in) operating activities	(1,497)	(4,765)

Net cash (used in)/provided by discontinuing operations	(75)	111

Cash flows from investing activities:
Purchases of property and equipment	(1,648)	(984)
Purchases of marketable securities	(11,261)	(7,017)
Proceeds from sales and maturities of marketable securities	15,950	14,800

Net cash provided by investing activities	3,040	6,799

Net cash (used in) discontinuing investing activities	(304)	(216)

Cash flows from financing activities:
Special cash distribution	—	(10,351)
Repayment of indebtedness	(90)	—
(Payments to) advances from Silicon Valley Bank	(2,945)	368
Proceeds from exercise of stock options	6	61
Purchase of treasury shares	—	(1,781)
Notes payable	—	(418)
Payments on obligations under capital leases	(5)	(5)

Net cash used in financing activities	(3,033)	(12,126)
Effect of foreign exchange rate changes on cash	14	(6)

Net (decrease) in cash and cash equivalents	(1,856)	(10,203)
Cash and cash equivalents, beginning of year	32,986	28,556

Cash and cash equivalents of discontinuing operations, end of period	(24)	(97)

Cash and cash equivalents, end of period	$31,106	$18,256

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Arbinet-thexchange, Inc. (“Arbinet” or the “Company”) and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all adjustments (consisting of normal, recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Reclassifications

Certain amounts in the comparative periods have been reclassified to conform to the current period’s presentation in the consolidated statements of operations. Certain software and hardware maintenance costs were reclassified from “General and administrative” to “Operations and development” and “Sales and marketing.” In addition, costs related to the Company’s third party credit arrangements were reclassified from “Other income (expense)” to “Interest expense” in the accompanying statements of operations.

Effects of Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157, as issued, were effective January 1, 2008. However, the FASB issued FASB Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157, which allows entities to defer the effective date of SFAS No. 157, for one year, for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted SFAS No. 157 as of January 1, 2008 and elected the deferral for non-financial assets and liabilities. The effect of adopting this standard was not significant.

Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market

•

Level 2 – inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The following table presents assets measured at fair value on a recurring basis as of March 31, 2008 by SFAS No. 157 valuation hierarchy:

	Level 1	Level 2	Level 3	Carrying Value
Marketable securities*	$12,574			$12,574

*	Marketable securities primarily consist of commercial paper, corporate bonds, and US government securities.

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

The following is a reconciliation of the basic weighted average number of common shares outstanding to diluted weighted average number of common and common share equivalent shares outstanding:

	March 31,
	2007	2008
Basic number of common shares outstanding	25,430,319	24,918,630
Dilutive effect of unvested restricted stock, restricted stock units, stock options and warrants	—	—

Dilutive number of common and common share equivalents	25,430,319	24,918,630

For the three months ended March 31, 2007 and March 31, 2008 outstanding stock options of 3,225,560 and 3,504,308, respectively, have been excluded from the above calculations because the effect on net loss per share would have been antidilutive. For the three months ended March 31, 2007 and March 31, 2008 warrants of 1,439, have been excluded from the above calculations because the effect on net loss per share would have been antidilutive.

3. INCOME TAXES

The Company recorded an income tax provision of approximately $86 and $81 for the three months March 31, 2007 and 2008, respectively. The income tax provision in 2007 represented the statutory requirements for state taxes. The income tax provision in 2008 is based upon the Company’s 2008 estimated effective annual domestic tax rate of approximately 4.6%. The difference between the federal statutory tax rate and the estimated effective tax rate in 2008 is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards and the impact of state taxes, and losses in the United Kingdom for which the Company is unable to recognize a tax benefit.

In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company identified an aggregate of $625 of unrecognized tax benefits, including related estimated interest and penalties, due to uncertain tax positions. Approximately $589 of these uncertain tax positions resulted in a reduction of deferred tax assets against which the Company had recorded a full tax valuation allowance on its balance sheet. The balance of the unrecognized tax benefits, amounting to $36, which includes interest and penalties, was recorded as an increase to accumulated deficit and an increase of $36 to “other long-term liabilities.”

As of January 1, 2008, the amount of unrecognized tax benefits is $628, including interest and penalties, of which recognition of $39 would impact the Company’s effective tax rate. While the Company believes that it has identified all reasonably identifiable exposures and that the reserve it has established for such exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause the Company to either materially increase or reduce the amount of its tax reserve.

The Company's U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2004 onward. The Company is no longer subject to federal, state or foreign income tax assessments for years prior to 2004. The Company is not currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Foreign income tax returns are generally subject to examination for a period of three to nine years after filing of the respective return. The Company is currently under examination in the United Kingdom for its 2004 and 2005 tax years. In the event that the Company’s income tax examination in the United Kingdom concludes within the next twelve months, the Company’s total amounts of unrecognized tax benefits, excluding related estimated interest and penalties, may change. However, the Company has recorded a full tax valuation allowance on its balance sheet and this item will have no impact on the statement of operations.

During the fourth quarter of 2007, the Company completed a formal study of changes in its ownership since the prior testing date, which occurred in 2004. Management has concluded that an ownership change occurred during 2007. However, based on the market value of the Company at such date, the Company believes that this ownership change will not significantly impact its ability to use net operating losses in the future to offset taxable income.

4. DISCONTINUED OPERATIONS

Bell Fax, Inc.

In October 1999, the Company ceased the operations of Bell Fax, Inc., or Bellfax, a wholly-owned subsidiary. Bellfax was engaged in the sale and rental of telecommunication equipment and operating international routes. Accordingly, $296, net of income tax of $20, was recognized as income from discontinued operations in 2005. In 2006, management reevaluated the liability related to Bellfax and determined that approximately $225 was needed at December 31, 2006. Accordingly, $125, net of income tax of $4, was recognized as income from discontinued operations in 2006. In the first quarter of 2008, management determined that the remaining Bellfax liability, of $226, was no longer required. This amount has been recorded as income from discontinued operations, net of income tax of $11, in the first quarter of 2008.

Broad Street Digital Limited

In the first quarter of 2008, the Company announced that it was exploring strategic alternatives for Broad Street Digital Limited and expected to divest the business in the second quarter of 2008. As a result of this decision, Broad Street Digital Limited has been presented as a discontinued operation in the accompanying financial statements for all periods presented.

Summarized financial information for discontinued operations is shown below.

	Three Months Ended March 31,
	2007	2008
Total revenues	$44	$57

Loss from discontinued operations, before income tax	(449)	(401)
Income tax expense	—	(11)

Loss from discontinued operations, net of taxes	$(449)	$(412)

	At December 31, 2007	At March 31, 2008
Assets:
Cash and cash equivalents	$173	$97
Trade receivables	35	35
Prepaids and other current assets	61	51

Current assets for discontinued operations	269	183

Non current assets for discontinued operations	$440	$656

Liabilities:
Accounts payable	272	106
Accrued and other current liabilities	63	49

Current liabilities held for sale - discontinued operations	$335	$155

5. STOCKHOLDERS’ EQUITY

The table below summarizes the issued share activity for the Company’s common stock since December 31, 2007. Treasury shares held by the Company are included in these balances:

Balance as of December 31, 2007	26,355,641
Retirement of restricted stock	(23,332)
Grants of restricted stock	179,894
Exercise of options	58,359

Balance as of March 31, 2008	26,570,562

On June 11, 2007, the Board of Directors of Arbinet authorized the repurchase of up to $15.0 million of the Company’s common stock at anytime and from time to time (the “Repurchase Plan”). On February 26, 2008 the Company’s Board of Directors terminated the Repurchase Plan, under which an aggregate of 838,797 shares had been purchased. Shares of the Company’s common stock repurchased under the Repurchase Plan aggregate approximately $4.7 million, and are included as a component of treasury stock in the accompanying balance sheet.

On February 28, 2008, the Company announced that its Board of Directors had approved a special one-time cash distribution of $0.40 per share. The aggregate total distribution of approximately $10.4 million was paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. Adjustments were made to certain stock options and restrictive stock grants to restore the respective holders to their position before the issuance of the distribution. These modifications were treated as adjustments in connection with an equity restructuring in accordance with applicable accounting standards.

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

The table below shows the cash payments related to the Company’s restructuring liabilities.

Balance as of December 31, 2007	$533
Cash payments	(128)

Balance as of March 31, 2008	$405

As of March 31, 2008, a balance of $206 is recorded in “accrued and other current liabilities” and $199 is recorded in “other long-term liabilities” in the accompanying balance sheet.

7. PROPERTY AND EQUIPMENT

During 2006 and 2007, the Company decommissioned certain fixed assets located at its exchange delivery points (“EDP”) in New York City, Los Angeles and London, England. Management is committed to selling this equipment and has engaged a third party to facilitate the sale. The carrying value of this equipment is approximately $545, and is included in “prepaids and other current assets” in the accompanying balance sheets as of December 31, 2007 and March 31, 2008. The Company believes these assets will be sold no later than the end of the third quarter of fiscal 2008.

8. SEGMENT REPORTING

In fiscal year 2008, we have two reportable segments, Voice and Data Trading Services, which is an electronic market for trading, routing and settling communications capacity, and Digital Media, which currently is engaged in the evaluation of opportunities in the digital media market. In 2007, the Digital Media segment included Broad Street Digital Limited, a wholly owned subsidiary which operated a license management platform for intellectual property rights and digital content distribution. As further discussed in Note 4, Broad Street Digital Limited is presented as a discontinued operation in the accompanying financial statements. We identified our segments in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

We evaluate the performance of each reportable segment based on fee revenues and income (loss) from operations. Asset balances by reportable segment have not been included in the segment table below, as these are managed on a company-wide level and are not allocated to each segment for management reporting purposes.

	For the Three Months ended March 31, 2007			For the Three Months ended March 31, 2008
	Voice and Data Trading Services	Digital Media	Consolidated	Voice and Data Trading Services	Digital Media	Consolidated
Fee revenues	$12,643	$—	$12,643	$12,730	$229	$12,959
Depreciation and amortization	1,949	104	2,053	1,830	—	1,830
Income (loss) from operations	(1,786)	(280)	(2,066)	22	(260)	(238)
Interest income	792	—	792	418	—	418
Interest expense	332	—	332	166	—	166
Other income (expense), net	264	—	264	31	(2)	29
Income (loss) before income taxes from continuing operations	$(1,061)	$(280)	$(1,341)	$307	$(264)	$43

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

World Access Proceeding

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group (collectively “the Debtors”), filed a lawsuit against the Company in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855. The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. The Company filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, the Company served discovery on the attorneys for World Access and its related entities. Shortly after the Company served discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors confirmed a Plan of Liquidation that created a trust to proceed with liquidating avoidance actions. The Trustee has been substituted as the Plaintiff in all avoidance actions. The next status hearing in the case is scheduled for September 9, 2008. No trial date has been set.

10. RELATED PARTY TRANSACTIONS

The Company entered into two Non-Qualified Stock Option Agreements dated July 31, 2007 and February 7, 2008 with a member of its Board of Directors, Alex Mashinsky, in connection with consulting services beyond the scope of his services rendered as a member of Board of Directors. The Company recognized a total of $76 and $0 in stock based compensation expense pursuant to these agreements during the three month periods ended March 31, 2008 and 2007, respectively. All expenses recognized pursuant to these compensation related agreements have been included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Our fee revenues represent the amounts we charge buyers and sellers for the following:

•

a monthly minimum fee based on the amount of capacity that members have connected to our switches and overage fees for the number of minutes or megabytes that are routed through our switches in excess of amounts allowed under the monthly minimum, or collectively referred to as access fees, which comprised approximately 79% and 76% of fee revenues for the quarter ended March 31, 2007 and March 31, 2008, respectively;

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

To increase resources available for its core businesses, we are exploring strategic alternatives for Broad Street Digital Limited and expect to divest the business in the second quarter of 2008. As a result of this decision, we recognized an impairment charge of approximately $2.3 million, in the fourth quarter of 2007, to write down the intangible and long lived assets of Broad Street Digital Limited to their estimated fair value. Although we are exploring the divestiture of Broad Street Digital Limited, we will continue to evaluate opportunities in the rapidly growing digital media market that leverage the Company’s technology while also enabling an appropriate balance between cost and revenue opportunities.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with U. S. generally accepted accounting principals.The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•

Long-lived assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. Factors we consider important, which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business; and

•	significant industry, economic or competitive trends.

•

Income taxes. We have net deferred tax assets, reflecting net operating loss, or NOL, carryforwards and other deductible differences, which may reduce our taxable income in future years. These net deferred tax assets are offset by a valuation allowance resulting in no tax benefit being recognized related to these net deferred tax assets. We are required to periodically assess the realization of our deferred tax assets and changes in circumstances may require adjustments in future periods. The amount of net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If it becomes more likely than not that we will recognize a future tax benefit from the deferred tax assets, we may need to reverse some or all of our valuation allowance. When evaluating the ability for the Company to record a net deferred tax asset, SFAS No. 109, “Accounting for Income Taxes,” requires us to consider all sources of taxable income as well as all available evidence to determine that it is more likely than not that we will be able to utilize this asset. At December 31, 2007 a full valuation allowance in the amount of $41.6 million has been recorded against net deferred tax assets since at that date, the Company was unable to conclude that it was more likely than not that it would realize those assets. We will continue to refine and monitor all available evidence during future periods in order to more fully evaluate the recoverability of the Company’s deferred tax assets.

On January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”) to account for uncertain tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Included in the Company’s Consolidated Balance Sheet at March 31, 2008 is approximately $39 of other long-term liabilities associated with uncertain tax positions in the various jurisdictions in which we conduct business.

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

•

Goodwill and Other Intangible Assets. We follow the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but, instead, goodwill is subject to an annual assessment for impairment by applying a fair value approach. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets.

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

•

Share-Based Compensation. Effective January 1, 2006, the Company adopted SFAS Statement No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of stock options, to be expensed over the requisite service period based on the grant-date fair value of the awards and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under SFAS Statement No. 123, “Accounting for Stock-Based Compensation”. The Company uses the Black-Scholes valuation method.

Results of Operations

Comparison of Three months Ended March 31, 2007 and 2008

Trading revenues and cost of trading revenues

Trading revenues decreased 13.2% from $129.5 million for the three months ended March 31, 2007 to $112.4 million for the three months ended March 31, 2008. The decrease in trading revenues was due to a decrease in the volume traded by our members and a lower average trade rate for minutes bought and sold on the exchange. Specifically, the factors affecting trading revenues included:

A total of 3.49 billion minutes were bought and sold on Arbinet’s exchange in the three months ended March 31, 2008, a decrease of 4% from the 3.62 billion minutes for the three months ended March 31, 2007. There were 453 million completed calls in the three months ended March 31, 2008, representing a 3% increase over the 442 million completed calls for the three months ended March 31, 2007. These gains were offset by a decrease in the average call duration from 4.1 minutes per call on our exchange for the three months ended March 31, 2007 to 3.9 minutes per call for the three months ended March 31, 2008. The lower average call duration was primarily a result of a change in the mix of geographic markets and the mix of fixed versus mobile minutes traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

As a result of decreases in trading revenues, cost of trading revenues decreased 13.2% from $129.6 million for the three months ended March 31, 2007 to $112.5 million for the three months ended March 31, 2008.

Fee revenues

Fee revenues increased 2.5% from $12.6 million for the three months ended March 31, 2007 to $13.0 million for the three months ended March 31, 2008. The increase was primarily attributable to fee revenues from our Digital Media segment, which was $229 for the three months ended March 31, 2008, compared to $0, for the three months ended March 31, 2007.

Average fee revenue per minute was $0.0037 in the three months ended March 31, 2008 compared to $0.0035 in the three months ended March 31, 2007. Average fee revenue per minute increased primarily as a result of changes in the mix of geographic markets traded on the exchange. In the future, we may provide incentives to improve liquidity in our exchange and that, along with members continuing to achieve higher volume levels, may lead to a decline in average fee revenue per minute.

Operations and development

Operations and development costs increased 14.8% from $5.0 million for the three months ended March 31, 2007 to $5.7 million for the three months ended March 31, 2008. This increase was the result of higher interconnection costs of $0.4 million, an increase of employee-related expenses of $0.1 million, $0.1 million pertaining to increased software/hardware maintenance expenses and $0.1 million of moving costs relating to the London switch relocation.

Sales and marketing

Sales and marketing expenses increased 10.6% from $2.0 million for the three months ended March 31, 2007 to $2.2 million for the three months ended March 31, 2008. This increase was principally attributable to compensation-related expenses of $0.2 million.

General and administrative

General and administrative expenses decreased 24.1% from $4.5 million for the three months ended March 31, 2007 to $3.4 million for the three months ended March 31, 2008. This decrease was primarily related to a reduction in professional fees of $1.0 million and decreased employee compensation related costs of $0.1 million.

Depreciation and amortization

Depreciation and amortization decreased 10.9% from $2.1 million for the three months ended March 31, 2007 to $1.8 million for the three months ended March 31, 2008. This decrease is primarily attributable to certain assets which are fully depreciated.

Reserve for Litigation

During the three months ended March 31, 2007, we recognized a charge of $1.2 million representing management’s estimate of the cost to settle certain litigation matters.

Interest and other income/expense

Interest income decreased 47.2% from $0.8 million for the three months ended March 31, 2007 to $0.4 million for the three months ended March 31, 2008. This decrease was primarily due to lower average invested amount of cash, cash equivalents and marketable securities in 2008 versus 2007 coupled with lower interest rates. Interest expense principally reflects fees paid by the company under its third party credit arrangements. Other income (expense), net decreased $0.2 million for the three months ended March 31, 2008 compared to March 31, 2007. Other income (expense), net includes late fees charged by the Company to its members and net gains resulting from foreign currency transactions.

Provision for income taxes

The Company recorded an income tax provision of $86 and $81 for the three months ended March 31, 2007 and 2008, respectively. The income tax provision in 2007 represented the statutory requirements for state taxes. The income tax provision in 2008 is based upon the Company’s 2008 estimated effective annual tax rate of approximately 4.6%.

On January 1, 2007, we adopted the provisions of FIN 48, which requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Approximately $200 of interest relating to uncertain tax positions has been included in the income tax provision for the three months ended March 31, 2008.

Discontinued operations

Bell Fax, Inc.

In October 1999, the Company ceased the operations of Bell Fax, Inc., or Bellfax, a wholly-owned subsidiary. Bellfax was engaged in the sale and rental of telecommunication equipment and operating international routes. In the first quarter of 2008, management determined that the remaining liabilities of Bellfax were no longer required. Accordingly, $226, net of income tax of $11, has been recorded as income from discontinued operations in the first quarter of 2008.

Broad Street Digital Limited

In the first quarter of 2008, the Company announced that it was exploring strategic alternatives for Broad Street Digital Limited and expected to divest the business in the second quarter of 2008. As a result of this decision, Broad Street Digital Limited has been presented as a discontinued operation in the accompanying financial statements for all periods presented.

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

During the three months ended March 31, 2008, capital expenditures for continuing operations were $1.0 million related primarily to amounts paid for software development, the purchase of telecommunications switching equipment and computer equipment. At March 31, 2008 we had cash and cash equivalents of $18.3 million and marketable securities of $12.6 million. We also are party to a $25.0 million lending facility with Silicon Valley Bank (“SVB”), under which we can borrow against our accounts receivable and general corporate assets. As of March 31, 2008, the full $25.0 million was available to us as no amounts were outstanding under this facility. Our current credit facility with SVB expires on November 28, 2008. We expect to extend the expiration date on this facility.

On February 28, 2008 the Company announced that its Board of Directors had approved a special one-time cash distribution of $0.40 per share. The aggregate total distribution of approximately $10.4 million was paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. The special cash distribution replaces the Company’s existing $15.0 million Repurchase Plan, previously announced on June 11, 2007, under which the Company repurchased 836,997 shares. Other than this one-time cash distribution, we do not currently anticipate paying any cash dividends in the foreseeable future.

We believe that our current cash balances and cash flows from operating activities should be sufficient for us to fund our current operations for the foreseeable future. To the extent we require additional capital to fund our working capital or capital expenditure, we intend to seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all.

The following table sets forth components of our cash flows for the following periods:

	Three Months Ended March 31,
	2007	2008
Net cash (used in) operating activities- continuing operations	$(1,497)	$(4,765)
Net cash (used in)/provided by operating activities for discontinued operations	(75)	111
Net cash provided by investing activities- continuing operations	3,040	6,799
Net cash (used in) investing activities for discontinued operations	(304)	(216)
Net cash used in financing activities	(3,033)	(12,126)

Cash (used in)/provided by operating activities- continuing operations and discontinued operations

Cash used in operating activities – continuing operations for the three months ended March 31, 2008 was primarily attributable a decrease in net operating assets and liabilities of $7.1 million, reduced by non cash charges including depreciation and amortization of $1.8 million and $0.9 million of non cash compensation. Cash used in operating activities for the three months ended March 31, 2007 was primarily attributable to net loss of $1.4 million and a decrease in operating net assets of $2.1 million, partially offset by depreciation and amortization of $2.1 million and $0.5 million of non cash compensation. Cash provided by operating activities for discontinued operations was $0.1 million for the three months ended March 31, 2008, while cash of $0.1 million was used for operating activities for discontinued operations for the three months ended March 31, 2007.

Cash provided by/used in investing activities- continuing operations and discontinued operations

Total capital expenditures for the three months ended March 31, 2008 were $1.0 million related primarily to the purchase of capitalized software and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the three months ended March 31, 2008 were $7.0 million and $14.8 million, respectively. Total capital expenditures for the three months ended March 31, 2007 were $1.6 million related primarily to the purchase of computer equipment and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the three months ended March 31, 2007 were $11.3 million and $16.0 million, respectively. Cash used in investing activities for discontinued operations was $0.2 million for the three months ended March 31, 2008 and $0.3 million for the three months ended March 31, 2007, respectively.

Cash used in financing activities

Cash used in financing activities for the three months ended March 31, 2008 was primarily attributable to the one time special cash distribution of approximately $10.4 million. The special cash distribution was paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. In addition, $1.8 million was utilized for the acquisition of treasury stock in accordance with the Repurchase Plan, which was adopted and announced on June 11, 2007. We also paid $0.4 million in notes payable and received an advance from SVB under the Non-Recourse Receivable Purchase Agreement of $0.4 million.

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

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on our exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on our exchange. As part of managing the credit risk associated with buyers on our exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

•

Netting. We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the three months ended March 31, 2008, 26% of our trading revenues were offset by selling activity.

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

•

CreditWatch system. We enter a credit line for each member into our CreditWatch system. This credit line is the sum of the GMAC financial services credit line, SVB credit line, selling activity, other cash collateral and internal credit. The CreditWatch system regularly monitors a member’s net trading balance and sends email alerts to each member who surpasses 50%, 75% and 90% of its available credit limit and is able to automatically suspend a member’s ability to buy as its net balance reaches its total credit line.

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

We occasionally issue internal credit lines to our members based on our review of a member’s financial statements and payment history with us. These internal credit lines may be in excess of the credit lines issued by our third party underwriters. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. While there are no written procedures regarding the extension of credit lines, we have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. In 2008, approximately 84% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which our third party underwriters covered 39%. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues which could materially affect our results of operations.

We have certain minimum annual commissions due pursuant to the terms of our agreements with each of GMAC and SVB. Pursuant to the terms of our agreement with GMAC, which has been extended until April 30, 2009, and pursuant to the terms of our agreement with SVB, which terminates on November 28, 2008, we are required to pay aggregate minimum annual commissions of $370,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exposure

The financial position and results of operations of our U.K. subsidiary are measured using GBP as the functional currency. The foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. The percentage of fee revenues denominated in GBP was approximately 11% for the year ended December 31, 2007 and 9% for the three months ended March 31, 2008.

Interest rate exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at March 31, 2007 or March 31, 2008. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and at March 31, 2008 our portfolio maturity was relatively short. Assuming an average investment level in short-term interest bearing securities of $30.0 million, a one-percentage point decrease in the applicable interest rate would result in a $300,000 decrease in interest income.

Under the terms of our credit agreement with SVB, our borrowings bear interest at the prime rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10,000 assuming $1 million of borrowings. At March 31, 2008, we had no outstanding borrowings under this agreement.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2008. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

World Access Proceeding

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group (collectively “the Debtors”), filed a lawsuit against the Company in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855. The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. The Company filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. On August 12, 2003, the Company served discovery on the attorneys for World Access and its related entities. Shortly after the Company served discovery, the bankruptcy judge entered an order stating that the cases of World Access and its related entities, which had been jointly administered, could not be substantively consolidated. Since then the majority of Debtors’ preference complaints in the case have been continued. In September 2004, the Debtors confirmed a Plan of Liquidation that created a trust to proceed with liquidating avoidance actions. The Trustee has been substituted as the Plaintiff in all avoidance actions. The next status hearing in the case is scheduled for September 9, 2008. No trial date has been set.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The following table provides information as of and for the quarter ended March 31, 2008 regarding shares of the Company’s common stock that were repurchased under the Company’s Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Repurchase Plan (1)
Balance at beginning of period	517,078	$5.59	517,078		$12,106,000
1/1/08 – 1/31/08	155,500	$5.76	155,500		11,210,000
2/1/08 – 2/29/08	164,419	$5.38	164,419
3/1/08 – 3/31/08	—	$—	—

Total	836,997	$5.58	836,997	$

(1)	The Repurchase Plan was adopted and announced on June 11, 2007. The Repurchase Plan authorized the repurchase of up to $15.0 million of our common stock at any time and from time to time. The share repurchases may be made at management’s discretion in the open market in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, and other factors. We hold the repurchased shares as treasury stock. The Repurchase Plan was terminated on February 26, 2008.

Dividends

On February 28, 2008, the Company announced that its Board of Directors had approved a special one-time cash distribution of $0.40 per share. The aggregate total distribution of approximately $10.4 million was paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. Other than this one-time cash distribution, we do not currently anticipate paying any cash dividends in the foreseeable future.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Exhibit
10.1	Form of Restricted Stock Award Agreement under the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan, as amended (performance shares), (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2008).

10.2	Form of Stock Appreciation Rights Agreement under the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2008).

10.3	Form of Restricted Stock Award Agreement under the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2008).

10.4	Form of Restricted Stock Unit Agreement under the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2008).

10.5	Form of Non-Qualified Stock Option Agreement under the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2008).

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBINET-THEXCHANGE, INC.

Date: May 12, 2008	/s/ William M. Freeman
William M. Freeman President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2008	/s/ John B. Wynne, Jr.
John B. Wynne, Jr. Chief Financial Officer (Principal Financial Officer)