Form 10-Q
period 2008-06-30
ARBINET THEXCHANGE INC
filed 2008-08-11
CIK 1136655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of August 1, 2008:

Class	Number of Shares
Common Stock, par value $0.001 per share	23,993,773

ARBINET-THEXCHANGE, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to statements about Arbinet’s growth, strategic and business plans, product development and service offerings, and future operating results. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Various important risks and uncertainties may cause Arbinet’s actual results to differ materially from the results indicated by these forward-looking statements, including, without limitation: the ability to complete the sale of Broad Street Digital Limited; members (in particular, significant trading members) not trading on our exchange or utilizing our new and additional services (including data on thexchangeSM, DirectAxcessSM, PrivateExchange SM, AssuredAxcessSM, and PeeringSolutionsSM); continued volatility in the volume and mix of trading activity (including the average call duration and the mix of geographic markets traded); our uncertain and long member enrollment cycle; the failure to manage our credit risk; failure to manage our growth; pricing pressure; investment in our management team and our personnel; system failures, human error and security breaches that could cause us to lose members and expose us to liability; regulatory uncertainty; and our ability to obtain and enforce patent protection for our methods and technologies. For a further list and description of the risks and uncertainties Arbinet faces, please refer to Part I, Item 1A of the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008, and other filings, which have been filed with the Securities and Exchange Commission. Arbinet assumes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise and such statements are current only as of the date they are made.

ii

PART I. FINANCIAL INFORMATION

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2007	June 30, 2008
	($ in thousands, except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$28,556	$20,385
Marketable securities	20,344	9,501
Trade accounts receivable (net of allowance of $1,481 and $1,758 at December 31, 2007 and June 30, 2008, respectively)	28,451	24,178
Prepaids and other current assets	2,421	5,442
Total current assets	79,772	59,506
Property and equipment, net	23,002	22,880
Security deposits	2,430	2,287
Intangible assets, net	2,018	1,879
Goodwill	2,196	2,201
Other assets	76	34
Long term assets of discontinued operations	440	461
Total Assets	$109,934	$89,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Capital lease obligation	$7	$-
Notes payable	493	20
Due to Silicon Valley Bank	285	1,296
Accounts payable	16,123	11,701
Deferred revenue	2,499	2,184
Accrued and other current liabilities	8,250	7,607
Current liabilities of discontinued operations	334	101
Total current liabilities	27,991	22,909
Other long-term liabilities	2,282	1,779
Total liabilities	30,273	24,688
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 26,355,641 and 26,613,581 shares issued and outstanding, respectively	26	27
Additional paid-in-capital	181,644	173,378
Treasury stock, 674,233 and 2,132,084 shares, respectively	(4,613)	(10,340)
Accumulated other comprehensive loss	(455)	(462)
Accumulated deficit	(96,941)	(98,043)
Total Stockholders’ Equity	79,661	64,560
Total Liabilities and Stockholders’ Equity	$109,934	$89,248

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2007 AND 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	($ in thousands except per share data)
Trading revenues	$122,109	$123,002	$251,628	$235,443
Fee revenues	12,503	13,571	25,146	26,301
Total revenues	134,612	136,573	276,774	261,744
Cost of trading revenues	122,212	123,114	251,772	235,584
Net revenues	12,400	13,459	25,002	26,160

Cost and expenses:
Operations and development	5,074	5,139	10,080	10,418
Sales and marketing	2,500	3,155	4,854	5,791
General and administrative	3,548	3,197	7,373	6,130
Depreciation and amortization	1,925	1,886	3,978	3,716
Severance charges	1,021	-	1,021	-
Reserve for litigation	790	-	1,940	-
Total costs and expenses	14,858	13,377	29,246	26,055

Income (loss) from operations	(2,458)	82	(4,244)	105
Interest income	683	225	1,475	642
Interest expense	(239)	(142)	(571)	(307)
Other income (expense), net	416	66	680	95
Income (loss) from continuing operations before income taxes	(1,598)	231	(2,660)	535
Provision for income taxes	76	99	162	180
Income (loss) from continuing operations	(1,674)	132	(2,822)	355
Discontinued operations:
(Loss) from discontinued operations, net of income tax of $0 in 2007 and $0 and $11 for the three and six months ended June 30, 2008, respectively	(799)	(784)	(1,528)	(1,456)
Net (loss)	(2,473)	(652)	(4,350)	(1,101)
Net (loss) attributable to common stockholders	$(2,473)	$(652)	$(4,350)	$(1,101)
Basic net income (loss) per share:
Continuing operations	$(0.07)	$0.01	$(0.11)	$0.01
Discontinued operations	$(0.03)	$(0.03)	$(0.06)	$(0.06)
Net (loss)	$(0.10)	$(0.02)	$(0.17)	$(0.05)
Diluted net income (loss) per share:
Continuing operations	$(0.07)	$0.01	$(0.11)	$0.01
Discontinued operations	$(0.03)	$(0.03)	$(0.06)	$(0.06)
Net (loss)	$(0.10)	$(0.02)	$(0.17)	$(0.05)
Dividends declared per common share	$-	$(0.40)	$-	$(0.40)
Shares used in computing basic net income (loss) per share	25,478,294	24,921,380	25,468,272	24,755,953
Shares used in computing diluted net income (loss) per share	25,478,294	25,399,547	25,468,272	25,430,552
Other comprehensive income:
Cumulative unrealized (loss) in available-for-sale securities	(5)	(21)	(6)	(8)
Foreign currency translation adjustment	62	(11)	68	(147)
Comprehensive (loss)	$(2,416)	$(684)	$(4,288)	$(1,256)

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2008
(Unaudited)

	Six Months Ended June 30,
	2007	2008
	($ in thousands)
Income (loss) from continuing operations	$(2,822)	$355
Loss from discontinued operations	(1,528)	(1,456)
Net loss	(4,350)	(1,101)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,977	3,716
Stock-based compensation expense	980	1,590
Impairment charge	-	250
Foreign currency exchange (gain)	(275)	(22)
Changes in operating assets and liabilities:
Trade accounts receivable, net	4,980	4,284
Other current assets, security deposits and other assets	(1,357)	(3,250)
Accounts payable	(5,037)	(4,710)
Deferred revenue, accrued expenses and other current liabilities	(127)	(737)
Other long-term liabilities	(327)	(504)
Net cash (used in) operating activities	(1,536)	(484)
Net cash provided by discontinued operations	85	44

Cash flows from investing activities:
Purchases of property and equipment	(2,722)	(3,423)
Purchases of marketable securities	(25,389)	(11,164)
Proceeds from sales and maturities of marketable securities	28,229	22,000
Net cash provided by investing activities	118	7,413
Net cash (used in) provided by discontinued investing activities	(747)	21

Cash flows from financing activities:
Special cash distribution	—	(10,016)
Repayment of indebtedness	(90)	—
(Payments to) advances from Silicon Valley Bank	(5,520)	1,011
Proceeds from exercise of stock options	6	63
Purchase of treasury shares	(860)	(5,727)
Notes payable	—	(473)
Payments on obligations under capital leases	(9)	(7)
Net cash used in financing activities	(6,473)	(15,149)
Effect of foreign exchange rate changes on cash	129	(16)
Net (decrease) in cash and cash equivalents	(8,424)	(8,171)
Cash and cash equivalents, beginning of year	32,986	28,556
Cash and cash equivalents of discontinued operations, end of period	(27)	-
Cash and cash equivalents, end of period	$24,535	$20,385

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Arbinet-thexchange, Inc. (“Arbinet” or the “Company”) and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all adjustments (consisting of normal, recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Effects of Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157, as issued, were effective January 1, 2008. However, the FASB issued FASB Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157, which allows entities to defer the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted SFAS No. 157 as of January 1, 2008 and elected the deferral for non-financial assets and liabilities. The effect of adopting this standard was not significant.

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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market

•
Level 2 - inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The following table presents assets measured at fair value on a recurring basis as of June 30, 2008 by SFAS No. 157 valuation hierarchy:

	Level 1	Level 2	Level 3	Carrying Value
Cash and cash equivalents (1)	$12,021	—	—	$12,021
Marketable securities (2)	$9,501	—	—	$9,501

(1)  Cash and cash equivalents consist of commercial paper, money market funds and agency notes.
(2)  Marketable securities primarily consist of commercial paper, corporate bonds, and US government securities.

2.	EARNINGS PER SHARE

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

The following is a reconciliation of the basic weighted average number of common shares outstanding to diluted weighted average number of common and common share equivalent shares outstanding:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2008	2007	2008
Basic number of common shares outstanding	25,478,294	24,921,380	25,468,272	24,755,953
Dilutive effect of unvested restricted stock, restricted stock units, stock options and warrants	—	478,167	—	674,599
Dilutive number of common and common share equivalents	25,478,294	25,399,547	25,468,272	25,430,552

For the six months ended June 30, 2007 and 2008 outstanding stock options of 3,272,716 and 2,588,818, respectively, have been excluded from the above calculations because the effect on net income (loss) per share would have been antidilutive. For the six months ended June 30, 2007 and 2008, warrants of 1,439 have been excluded from the above calculations because the effect on net income per share would have been antidilutive.

3.	INCOME TAXES

The Company recorded an income tax provision of approximately $162 and $180 for the six months ended June 30, 2007 and 2008, respectively. The income tax provision in 2007 represented the statutory requirements for state taxes. The income tax provision in 2008 is based upon the Company’s 2008 estimated effective annual domestic tax rate of approximately 5.0%. The difference between the federal statutory tax rate and the estimated effective tax rate in 2008 is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards and the impact of state taxes and losses in the United Kingdom for which the Company is unable to recognize a tax benefit.

In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

4. DISCONTINUED OPERATIONS

Bell Fax, Inc.

In October 1999, the Company ceased the operations of Bell Fax, Inc., (“Bellfax”), a wholly-owned subsidiary. Bellfax was engaged in the sale and rental of telecommunication equipment and operating international routes. Accordingly, $296, net of income tax of $20, was recognized as income from discontinued operations in 2005. In 2006, management reevaluated the liability related to Bellfax and determined that approximately $225 was needed at December 31, 2006. Accordingly, $125, net of income tax of $4, was recognized as income from discontinued operations in 2006. In the first quarter of 2008, management determined that the remaining Bellfax liability, of $226, was no longer required. This amount has been recorded as income from discontinued operations, net of income tax of $11, in the first quarter of 2008.

Broad Street Digital Limited

In the first quarter of 2008, the Company announced that it was exploring strategic alternatives for Broad Street Digital Limited and expected to divest the business in 2008. As a result of this decision, the operating activities, assets and liabilities and cash flows related to Broad Street Digital Limited have been presented as a discontinued operation in the accompanying financial statements for all periods presented.

On August 5, 2008, we entered into an agreement to sell substantially all of the assets of Broad Street Digital. The agreement contains certain closing conditions, and we expect to complete the sale in the third quarter.  In connection with the sale, the Company recorded a write down of $250, to adjust the carrying value of the Broad Street Digital assets to the estimated net proceeds from the transaction.

During the second quarter of 2008, the Company ceased all activities related to the digital media market. As a result, the digital media segment has been presented as a discontinued operation in the accompanying financial statements for all periods presented.

Summarized financial information for discontinued operations is shown below.

L	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Total revenues	$(3)	$274	$4111	$560

(Loss) from discontinued operations, before income tax	(799)	(784)	(1,528)	(1,467)
Income tax expense	—	—	—	11
(Loss) from discontinued operations, net of taxes	$(799)	$(784)	$(1,528)	$(1,456)

	At December 31, 2007	At June 30, 2008
Assets:
Non current assets of discontinued operations	$440	$461

Liabilities:
Accounts payable	$272	$12
Accrued and other current liabilities	62	89
Current liabilities of discontinued operations	$334	$101

5.	STOCKHOLDERS’ EQUITY

    The table below summarizes the issued share activity for the Company’s common stock since December 31, 2007. Treasury shares held by the Company are included in these balances:

Balance as of December 31, 2007	26,355,641
Retirement of restricted stock	(29,313)
Grants of restricted stock	228,894
Exercise of options	58,359
Balance as of June 30, 2008	26,613,581

    On June 11, 2007, the Board of Directors of Arbinet authorized the repurchase of up to $15.0 million of the Company’s common stock at anytime and from time to time (the “2007 Repurchase Plan”). On February 26, 2008 the Company’s Board of Directors terminated the 2007 Repurchase Plan, under which an aggregate of 836,997 shares had been purchased.

    On February 28, 2008, the Company announced that its Board of Directors had approved a special one-time cash distribution of $0.40 per share. The aggregate total distribution of approximately $10.1 million was paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. Adjustments were made to certain stock options and restrictive stock grants to restore the respective holders to their position before the issuance of the distribution. These modifications were treated as adjustments in connection with an equity restructuring in accordance with applicable accounting standards.

    On May 22, 2008, the Board of Directors authorized the repurchase of up to $8.0 million of the Company’s common stock (the “2008 Repurchase Plan”). Stock repurchases will be made from time to time in open market or privately negotiated transactions as market conditions warrant. The 2008 Repurchase Plan became effective May 27, 2008, and may be suspended or terminated at any time without prior notice and will terminate no later than August 27, 2008. A total of 1,096,261 shares of the Company’s common stock have been repurchased under the 2008 Repurchase Plan through June 30, 2008.

6.	RESTRUCTURING AND SEVERANCE CHARGES

    Restructuring Charges: During 2001 and 2002, the Company exited two separate facilities and accordingly recorded charges for the future lease obligations, net of estimated sub-lease income. During the fourth quarter of 2005, the Company renegotiated the lease terms for a leased property that was exited in 2001, under a lease termination agreement that requires the Company to make scheduled payments through December 31, 2009. Accordingly, the Company recorded an adjustment of approximately $0.9 million to reduce the liability for future estimated lease payments.

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

    The table below shows the cash payments related to the Company’s restructuring liabilities.
($ in thousands)
Balance as of December 31, 2007	$533
Cash payments	(256)
Balance as of June 30, 2008	$277

    As of June 30, 2008, a balance of $206 is recorded in “accrued and other current liabilities” and $71 is recorded in “other long-term liabilities” in the accompanying balance sheet..

    Severance Charges: In June 2007, the Company recorded severance charges related to a resignation agreement entered into with our former Chief Executive Officer and a workforce reduction of certain employees. In accordance with SFAS No. 112, “Employers’ Accounting for Post-employment Benefits”, an amendment of FASB Statements No. 5 and 43, benefits were provided pursuant to a severance plan which used a standard formula of paying benefits based upon tenure with the Company. The accounting for these severance costs has met the four requirements of SFAS 112, which are: (i) the Company’s obligation relating to employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; (ii) the obligation relates to rights that vest or accumulate; (iii) payment of the compensation is probable; and (iv) the amount can be reasonably estimated. All severance related obligations have been paid.

7.	PROPERTY AND EQUIPMENT

    During 2006 and 2007, the Company decommissioned certain fixed assets located at its exchange delivery points (“EDP”) in New York City, Los Angeles and London, England. Management is committed to selling this equipment and has engaged a third party to facilitate the sale. The carrying value of this equipment is approximately $0.5 million, and is included in “prepaids and other current assets” in the accompanying balance sheets as of December 31, 2007 and June 30, 2008, respectively.  The Company has sold a nominal amount of these assets beginning in the second quarter of 2008.

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

9.	RELATED PARTY TRANSACTIONS

The Company entered into two Non-Qualified Stock Option Agreements dated July 31, 2007 and February 7, 2008 with a member of its Board of Directors, Alex Mashinsky, in connection with consulting services beyond the scope of his services rendered as a member of Board of Directors. The Company recognized a total of $25 and $125 in stock based compensation expense pursuant to these agreements during the three and six month periods ended June 30, 2008, respectively. All expenses recognized pursuant to these compensation related agreements have been included in operations and development expenses in the Consolidated Statements of Operations.

The Chief Financial Officer is also a Partner in Tatum LLC (“Tatum”), an executive services and consulting firm. The company entered into an agreement with Tatum to hire a Controller on an interim basis. The Company recognized a total of $0 and $69 in compensation related expense pursuant to this agreement during the three month periods ended June 30, 2007 and 2008, and $0 and $139 during the six month periods ended June 30, 2007 and 2008, respectively.

10.	SUBSEQUENT EVENTS

On July 30, 2008, the Company entered into a separation and release agreement with the Chief Operating Officer of Arbinet Digital Media. In addition, the Company is in the process of finalizing separation agreements with certain U.K. employees of Broad Street Digital. The Company expects to recognize a pre-tax charge of approximately $0.5 million for these matters in the third quarter. Such amounts will be reflected as a loss from discontinued operations in the Company’s Consolidated Statement of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

    We are a leading solutions provider for the telecommunication industry, based primarily upon an electronic market for trading, routing and settling communications capacity. Members of our exchange, consisting primarily of communications services providers, buy and sell voice minutes and Internet capacity through our centralized, efficient and liquid marketplace. Communications services providers that do not use our exchange generally individually negotiate and buy access to the networks of other communications services providers to send voice calls and Internet capacity outside of their networks. We believe that we provide a cost-effective and efficient alternative to these direct connections. With a single interconnection to our exchange, members have access to all of our other members’ networks. Members directly or indirectly place orders through our web-based interface. Sellers on the exchange post sell orders to offer voice calls and Internet capacity for specific destinations, or routes, at various prices. We independently assess the quality of these routes and include that information in the sell order. Buyers enter buy orders based on route quality and price and are matched to sell orders by our fully automated trading platform and our proprietary software. When a buyer’s order is matched to a seller’s order, the voice calls or Internet capacity are then routed through our state-of-the-art facilities. We invoice and process payments for our members’ transactions and manage the credit risk of buyers primarily through our credit management programs with third parties.

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

Our fee revenues represent the amounts we charge buyers and sellers for the following:

•
a monthly minimum fee based on the amount of capacity that members have connected to our switches and overage fees for the number of minutes or megabytes that are routed through our switches in excess of amounts allowed under the monthly minimum, or collectively referred to as access fees, which comprised approximately 80% and 78% of fee revenues for the six months ended June 30, 2007 and June 30, 2008, respectively;

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

To increase resources available for our core businesses, in the first quarter of 2008, we announced a decision to explore strategic alternatives for Broad Street Digital Limited. As a result of this decision, we recognized an impairment charge of approximately $2.3 million, in the fourth quarter of 2007, to write down the intangible and long lived assets of Broad Street Digital Limited to their estimated fair value. On August 5, 2008, we entered into an agreement to sell substantially all of the assets of Broad Street Digital. The agreement contains certain closing conditions, and we expect to complete the sale in the third quarter. In connection with the sale, we recorded a write down of $250, to adjust the carrying value of the Broad Street Digital assets to the estimated net proceeds from the transaction. In addition, during the second quarter of 2008, we made a decision to cease all activities related to the digital media market. As a result, the digital media segment has been presented as a discontinued operation in the accompanying financial statements for all periods presented.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principals. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•  Long-lived assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” or (“SFAS No. 144”). Factors we consider important, which could trigger an impairment review, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business; and

•	significant industry, economic or competitive trends.

•
Income taxes. We have net deferred tax assets, reflecting net operating loss (“NOL”), carryforwards and other deductible differences, which may reduce our taxable income in future years. These net deferred tax assets are offset by a valuation allowance resulting in no tax benefit being recognized related to these net deferred tax assets. We are required to periodically assess the realization of our deferred tax assets and changes in circumstances may require adjustments in future periods. The amount of net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If it becomes more likely than not that we will recognize a future tax benefit from the deferred tax assets, we may need to reverse some or all of our valuation allowance. When evaluating our ability we were to record a net deferred tax asset, SFAS No. 109, “Accounting for Income Taxes,” requires us to consider all sources of taxable income as well as all available evidence to determine that it is more likely than not that we will be able to utilize this asset. At December 31, 2007, a full valuation allowance in the amount of $41.6 million has been recorded against net deferred tax assets since at that date, the Company was unable to conclude that it was more likely than not that it would realize those assets. We will continue to refine and monitor all available evidence during future periods in order to more fully evaluate the recoverability of the Company’s deferred tax assets.

On January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”) to account for uncertain tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Included in our Consolidated Balance Sheet at June 30, 2008 is approximately $39 of other long-term liabilities associated with uncertain tax positions in the various jurisdictions in which we conduct business.

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

•
Litigation reserves. The establishment of litigation reserves requires judgments concerning the ultimate outcome of pending litigation against the Company and its subsidiaries. These reserves are based on the application of SFAS No. 5, “Accounting for Contingencies,” (“SFAS No. 5”) which requires us to record a reserve if we believe an adverse outcome is probable and the amount of the probable loss is capable of reasonable estimation. In applying judgment, management utilizes among other things, opinions and estimates obtained from outside legal counsel to apply the standards of SFAS No. 5. Accordingly, estimated amounts relating to certain litigation have met the criteria for the recognition of a liability under SFAS No. 5. Litigation by its nature is uncertain and the determination of whether any particular case involves a probable loss or the amount thereof requires the exercise of considerable judgment, which is applied as of a certain date. The required reserves may change in the future due to new matters, developments in existing matters or if we determine to change our strategy with respect to any particular matter.

•
Share-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of stock options, to be expensed over the requisite service period based on the grant-date fair value of the awards and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company uses the Black-Scholes valuation method.

Results of Operations

Comparison of Six Months Ended June 30, 2007 and 2008

Trading revenues and cost of trading revenues

Trading revenues decreased 6.4% from $251.6 million for the six months ended June 30, 2007 to $235.4 million for the six months ended June 30, 2008. The decrease in trading revenues was due to a decrease in the volume traded by our members and a lower average trade rate for minutes bought and sold on the exchange. Specifically, the factors affecting trading revenues included:

A total of 7.0 billion minutes were bought and sold on Arbinet’s exchange in the six months ended June 30, 2008, a decrease of 1% from the 7.1 billion minutes for the six months ended June 30, 2007. There were 956 million completed calls in the six months ended June 30, 2008, representing a 5% increase over the 907 million completed calls for the six months ended June 30, 2007. This was offset by a decrease in the average call duration from 3.9 minutes per call on our exchange for the six months ended June 30, 2007 to 3.7 minutes per call for the six months ended June 30, 2008. The lower average call duration was primarily a result of a change in the mix of geographic markets and the mix of fixed versus mobile minutes traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

As a result of the decrease in trading revenues, cost of trading revenues decreased 6.4% from $251.8 million for the six months ended June 30, 2007 to $235.6 million for the six months ended June 30, 2008.

Fee revenues

Fee revenues increased 4.6% from $25.1 million for the six months ended June 30, 2007 to $26.3 million for the six months ended June 30, 2008. On a per minute basis, fee revenues increased from $0.0035 in the six months ended June 30, 2007 to $0.0038 in the six months ended June 30, 2008. Average fee revenue per minute increased primarily as a result of changes in the mix of both geographic markets and members trading activity on the exchange. In addition, we experienced increased sales of certain premium service offerings and increased rapid clear fees related to accelerated payments to members. In the future, we may provide incentives to improve liquidity in our exchange and that, along with members continuing to achieve higher volume levels, may lead to a decline in average fee revenue per minute.

Operations and development

Operations and development costs increased 3.4% from $10.1 million for the six months ended June 30, 2007 to $10.4 million for the six months ended June 30, 2008. This increase was primarily due to higher interconnection costs of $0.4 million, $0.4 million of moving costs relating to the relocation of our London switch to a co-location facility, which was offset by a decrease in utilities of $0.1 million for the London premises that were exited. In addition, compensation related expenses decreased $0.2 million and certain hardware and software maintenance expenses decreased $0.1 million.

Sales and marketing

Sales and marketing expenses increased 19.3% from $4.9 million for the six months ended June 30, 2007 to $5.8 million for the six months ended June 30, 2008. This increase is mainly due to $0.9 million of compensation related expenses.

General and administrative

General and administrative expenses decreased 16.9% from $7.4 million for the six months ended June 30, 2007 to $6.1 million for the six months ended June 30, 2008. This decrease was primarily related to a reduction in professional fees of $1.8 million and increased employee compensation related costs of $0.5 million. .

Depreciation and amortization

Depreciation and amortization decreased 6.6% from $4.0 million for the six months ended June 30, 2007 to $3.7 million for the six months ended June 30, 2008. This decrease is primarily attributable to certain assets which are fully depreciated.

Severance charge

During the six months ended June 30, 2007, we recognized a charge of approximately $1.0 million, representing severance charges related to a resignation agreement entered into with our former Chief Executive Officer and President and to a workforce reduction of certain employees. There were no such charges for the six months ended June 30, 2008.

Reserve for Litigation

During the six months ended June 30, 2007, we recognized a charge of $1.9 million representing management’s estimate of potential loss exposure in certain litigation matters.

Interest and other income/expense

Interest income decreased 56.5% from $1.5 million for the six months ended June 30, 2007 to $0.6 million for the six months ended June 30, 2008. This decrease was primarily due to lower average invested amounts of cash, cash equivalents and marketable securities in 2008 versus 2007, coupled with lower interest rates. Interest expense principally reflects fees paid by the Company under its third party credit arrangements. Other income (expense), net decreased $0.6 million for the six months ended June 30, 2008 compared to June 30, 2007, reflecting a decrease of $0.2 million in net gains on foreign currency translation and a reduction of $0.4 million in late fees charged to our members.

Provision for income taxes

The Company recorded an income tax provision of approximately $162 and $180, for the six months ended June 30, 2007 and 2008, respectively. The income tax provision in 2007 represented the statutory requirements for state taxes. The income tax provision in 2008 is based upon the Company’s 2008 estimated effective annual tax rate of approximately 5.0%.

On January 1, 2007, we adopted the provisions of FIN 48, which requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Approximately $200 of interest relating to uncertain tax positions has been included in the income tax provision for the six months ended June 30, 2008.

Discontinued operations

Bell Fax, Inc.

In October 1999, the Company ceased the operations of Bell Fax, Inc. (“Bellfax”), a wholly-owned subsidiary. Bellfax was engaged in the sale and rental of telecommunication equipment and operating international routes. In the first quarter of 2008, management determined that the remaining liabilities of Bellfax were no longer required. Accordingly, $226, net of income tax of $11, has been recorded as income from discontinued operations for the six months ended June 30, 2008.

Broad Street Digital Limited

In the first quarter of 2008, the Company announced that it was exploring strategic alternatives for Broad Street Digital Limited and expected to divest the business in 2008. As a result of this decision, the operating activities, assets and liabilities and cash flows related to Broad Street Digital Limited have been presented as a discontinued operation in the accompanying financial statements for all periods presented.

On August 5, 2008, we entered into an agreement to sell substantially all of the assets of Broad Street Digital.  The agreement contains certain closing conditions, and we expect to complete the sale in the third quarter.  In connection with the sale, the Company recorded a write down of $250, to adjust the carrying value of the Broad Street Digital assets to the estimated fair value of net proceeds from the transaction.

During the second quarter of 2008, the Company ceased all activities related to the digital media market. As a result, the digital media segment has been presented as a discontinued operation in the accompanying financial statements for all periods presented.

    Comparison of Three Months Ended June 30, 2007 and 2008

    Trading revenues and cost of trading revenues

    Trading revenues increased 0.7% from $122.1 million for the three months ended June 30, 2007 to $123.0 million for the three months ended June 30, 2008. The slight increase in trading revenues was due to an increase in the volume of minutes traded on our exchange principally due to an increase in the number of members on our exchange from 908 on June 30, 2007 to 1,091 on June 30, 2008. This increase in volume was partially offset by a lower average trade rate per minute. A total of 3.55 billion minutes were bought and sold on Arbinet’s exchange in the three months ended June 30, 2008, an increase of 2.1% from the 3.48 billion minutes for the three months ended June 30, 2007. This increase was due to 502.9 million completed calls in the three months ended June 30, 2008, representing an 8.1% increase over the 465.4 million completed calls for the three months ended June 30, 2007. These gains were partially offset by a decrease in the average call duration from 3.7 minutes per call on our exchange for the three months ended June 30, 2007 to 3.5 minutes per call for the three months ended June 30, 2008. The lower average call duration was primarily a result of a change in the mix of geographic markets and the mix of fixed versus mobile minutes traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue in the future.

    As a result of increases in trading revenues, cost of trading revenues increased 0.7% from $122.2 million for the three months ended June 30, 2007 to $123.1 million for the three months ended June 30, 2008.

    Fee revenues
    Fee revenues increased 8.5% from $12.5 million for the three months ended June 30, 2007 to $13.6 million for the three months ended June 30, 2008. Fee revenues increased as a result of increased trading activities on the exchange and favorable pricing. Average fee revenue per minute was $0.0039 in the three months ended June 30, 2008 compared to $0.0036 in the three months ended June 30, 2007. Average fee revenue per minute increased primarily as a result of changes in the mix of geographic markets traded, and members trading activity on the exchange. In addition, we experienced increased sales of premium service offerings and increased rapid clear fees related to accelerated payments to members. In the future, we may provide incentives to improve liquidity in our exchange and that, along with members continuing to achieve higher volume levels, may lead to a decline in average fee revenue per minute.

    Operations and development

    Operations and development costs increased 1.3% for the three months ended June 30, 2007 compared to the three months ended June 30, 2008. These net costs remained flat over the two periods being compared.

    Sales and marketing

    Sales and marketing expenses increased 26.2% from $2.5 million for the three months ended June 30, 2007 to $3.2 million for the three months ended June 30, 2008 primarily due to higher compensation related expenses.

General and administrative

General and administrative expenses decreased 9.9% from $3.5 million for the three months ended June 30, 2007 to $3.2 million for the three months ended June 30, 2008. This decrease was principally attributable to a reduction of professional fees of $0.6 million, offset by higher employee related compensation expense of $0.3 million.

Depreciation and amortization

Depreciation and amortization remained flat for the three months ended June 30, 2007 compared to the three months ended June 30, 2008.

Severance charges

During the three months ended June 30, 2007, we recognized a charge of approximately $1.0 million, representing severance charges related to a resignation agreement entered into with our former Chief Executive Officer and President and to a workforce reduction of certain employees. There were no such charges for the three months ended June 30, 2008.

Reserve for Litigation

During the three months ended June 30, 2007, we recognized a charge of $0.8 million representing management’s estimate of potential loss exposure in certain litigation matters.

Interest and other income/expense

Interest income decreased from $0.7 million for the three months ended June 30, 2007 to $0.2 million for the three months ended June 30, 2008. This decrease was primarily due to lower average balances in 2008 versus 2007 of invested cash and marketable securities. Interest expense decreased from $0.2 million for the three months ended June 30, 2007 to $0.1 million for the three months ended June 30, 2008. This decrease is principally due to lower fees paid by the company under its third party credit arrangements.

Other income (expense), net decreased $0.4 million for the three months ended June 30, 2008 compared to June 30, 2007. The decrease principally reflects a $0.1 million reduction in net gains on foreign currency translation and a $0.2 million reduction in late fees charged to our members.

Provision for income taxes

The Company recorded an income tax provision of approximately $76 and $99 for the three months ended June 30, 2007 and 2008, respectively. The income tax provision in 2007 represented the statutory requirements for state taxes. The income tax provision in 2008 is based upon the Company’s 2008 estimated effective annual tax rate of approximately 5.0%.

On January 1, 2007, we adopted the provisions of FIN 48, which requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Discontinued operations

Bell Fax, Inc.

In October 1999, the Company ceased the operations of Bell Fax, Inc., or  (“Bellfax”), a wholly-owned subsidiary. Bellfax was engaged in the sale and rental of telecommunication equipment and operating international routes. In the first quarter of 2008, management determined that the remaining liabilities of Bellfax were no longer required. Accordingly, $226, net of income tax of $11, has been recorded as income from discontinued operations in the first quarter of 2008.

Broad Street Digital Limited

In the first quarter of 2008, the Company announced that it was exploring strategic alternatives for Broad Street Digital Limited and expected to divest the business in 2008. As a result of this decision, the operating activities, assets and liabilities and cash flows related to Broad Street Digital Limited have been presented as a discontinued operation in the accompanying financial statements for all periods presented.

On August 5, 2008, we entered into an agreement to sell substantially all of the assets of Broad Street Digital. The agreement contains certain closing conditions, and we expect to complete the sale in the third quarter. In connection with the sale, the Company recorded a write down of $250, to adjust the carrying value of the Broad Street Digital assets to the estimated fair value of net proceeds from the transaction.

During the second quarter of 2008, the Company ceased all activities related to the digital media market. As a result, the digital media segment has been presented as a discontinued operation in the accompanying financial statements for all periods presented.

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

During the six months ended June 30, 2008, capital expenditures for continuing operations were $3.4 million related primarily to amounts paid for software development, the purchase of telecommunications switching equipment and computer equipment. At June 30, 2008 we had cash and cash equivalents of $20.4 million and marketable securities of $9.5 million. We also are party to a $25.0 million lending facility with Silicon Valley Bank (“SVB”), under which we can borrow against our accounts receivable and general corporate assets. As of June 30, 2008, the full $25.0 million was available to us as no amounts were outstanding under this facility. Our current credit facility with SVB expires on November 28, 2008. We expect to extend the expiration date on this facility.

On February 28, 2008 the Company announced that its Board of Directors had approved a special one-time cash distribution of $0.40 per share. The aggregate total distribution of approximately $10.1 million was paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. The special cash distribution replaced the Company’s existing $15.0 million 2007 Repurchase Plan, previously announced on June 11, 2007, under which the Company repurchased 836,997 shares. Other than this one-time cash distribution, we do not currently anticipate paying any cash dividends in the foreseeable future.

On May 22, 2008, the Board of Directors authorized the repurchase of up to $8.0 million of the Company’s common stock (the “2008 Repurchase Plan”). Stock repurchases will be made from time to time in open market or privately negotiated transactions as market conditions warrant. The 2008 Repurchase Plan became effective May 27, 2008, and may be suspended or terminated at any time without prior notice and will terminate no later than August 27, 2008. A total of 1,096,261 shares of the Company’s common stock have been repurchased under the 2008 Repurchase Plan through June 30, 2008, for an aggregate of approximately $3.9 million. These shares are included as a component of treasury stock in the accompanying balance sheet.

We believe that our current cash balances and cash flows from operating activities should be sufficient for us to fund our current operations for the foreseeable future. To the extent we require additional capital to fund our working capital or capital expenditure; we intend to seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all.

The following table sets forth components of our cash flows for the following periods:

	Six Months Ended June 30,
	2007	2008
Net cash (used in) operating activities - continuing operations	$(1,536)	$(484)
Net cash provided by operating activities for discontinued operations	85	44
Net cash provided by investing activities - continuing operations	118	7,413
Net cash (used in) provided by investing activities for discontinued operations	(747)	21
Net cash used in financing activities	(6,473)	(15,149)

Cash (used in) by operating activities - continuing operations

    Cash used in operating activities - continuing operations for the six months ended June 30, 2008 of $0.5 million was comprised of net income of $0.4 million, and adjustments for non-cash charges including depreciation and amortization of $3.7 million, non-cash compensation of $1.6 million, an impairment charge of $0.3 million and a net change in operating assets and liabilities of ($4.9) million. The net change in operating assets and liabilities includes a reduction in accounts receivable and accounts payable due to a decline in volume, coupled with decreased average revenues per minute. Accounts payable also decreased due to payments made in 2008 for legal and capital spending that were incurred during 2007. The net change in operating assets and liabilities also reflects prepayments for insurance and certain hardware and software contracts during 2008 and a VAT receivable for our UK Subsidiary.

    Cash used in operating activities - continuing operations for the six months ended June 30, 2007 of $1.5 million was principally attributed to a net loss of ($2.8) million, adjusted for non-cash charges including depreciation and amortization of $4.0 million, non-cash compensation of $1.0 million, foreign currency exchange gain of $0.3 million and net change in operating assets and liabilities of ($1.9) million. The net change in operating assets and liabilities of ($1.9) million includes a reduction in accounts receivable due to more timely collections and a reduction of accounts payable due to payments made in 2007 for legal and capital spending that occurred during 2006. Net operating assets and liabilities also reflect prepayments for insurance and certain hardware and software contracts during 2007 and the decommission of certain fixed assets located at the Company’s Exchange Delivery Point in London, which were classified as assets held for sale.

Cash provided by (used in) investing activities continuing operations and discontinued operations

Total capital expenditures for the six months ended June 30, 2008 were $3.4 million related primarily to the purchase of capitalized software and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the six months ended June 30, 2008 were $11.2 million and $22.0 million, respectively. Total capital expenditures for the six months ended June 30, 2007 were $2.7 million related primarily to the purchase of computer equipment and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the six months ended June 30, 2007 were $25.4 million and $28.2 million, respectively. Cash provided by investing activities for discontinued operations was $21 thousand for the six months ended June 30, 2008 and cash used in investing activities for discontinued operations was $0.7 million for the six months ended June 30, 2007.

Cash used in financing activities

Cash used in financing activities for the six months ended June 30, 2008 was primarily attributable to the one time special cash distribution of approximately $10.1 million. The special cash distribution was paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. In addition, $1.8 million was utilized for the acquisition of treasury stock in accordance with the 2007 Repurchase Plan, which was adopted and announced on June 11, 2007 and $3.9 million was utilized for the acquisition of treasury stock in accordance with the 2008 Repurchase Plan, which was adopted and announced on May 22, 2008. We also paid $0.5 million in notes payable and received an advance from SVB under the Non-Recourse Receivable Purchase Agreement of $1.0 million.

Cash used in financing activities for the six months ended June 30, 2007 was primarily attributable to the repayment of $5.5 million in advances from SVB under the Non-Recourse Receivable Purchase Agreement and the repayment of approximately $0.1 million in debt and the acquisition of treasury stock of $0.9 million.

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

Credit Risk Management

    We manage the invoicing, credit risk and settlement of all traffic traded on our exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on our exchange. As part of managing the credit risk associated with buyers on our exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

•
Netting. We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the six months ended June 30, 2008, 26% of our trading revenues were offset by selling activity.

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

•
Frequent settlement. We have two trading periods per month. Payments from buyers are due typically fifteen days after the end of each trading period. This frequent settlement reduces the amount outstanding from our buyers. The frequent clearing of trading balances, together with the ability to net buy and sell transactions, allows our members to trade large dollar volumes while minimizing the outstanding balance that needs to be underwritten by additional sources of credit.

We occasionally issue internal credit lines to our members based on our review of a member’s financial statements and payment history with us. These internal credit lines may be in excess of the credit lines issued by our third party underwriters. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. While there are no written procedures regarding the extension of credit lines, we have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. In 2008, approximately 83% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which our third party underwriters covered 36%. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues which could materially affect our results of operations.

We have certain minimum annual commissions due pursuant to the terms of our agreements with each of GMAC and SVB. Pursuant to the terms of our agreement with GMAC, which has been extended until April 30, 2009, and pursuant to the terms of our agreement with SVB, which terminates on November 28, 2008, we are required to pay aggregate minimum annual commissions of $370,000.

    SUBSEQUENT EVENTS

On July 30, 2008, the Company entered into a separation and release agreement with the Chief Operating Officer of Arbinet Digital Media. In addition, the Company is in the process of finalizing separation agreements with certain U.K. employees of Broad Street Digital. The Company expects to recognize a pre-tax charge of approximately $0.5 million for these matters in the third quarter. Such amounts will be reflected as a loss from discontinued operations in the Company’s consolidated statement of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exposure

The financial position and results of operations of our U.K. subsidiary are measured using GBP as the functional currency. The foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. The percentage of fee revenues denominated in GBP was approximately 11% for the year ended December 31, 2007 and 9% for the six months ended June 30, 2008.

Interest rate exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at June 30, 2007 or June 30, 2008. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and at June 30, 2008 our portfolio maturity was relatively short. Assuming an average investment level in short-term interest bearing securities of $30.0 million, a one-percentage point decrease in the applicable interest rate would result in a $300,000 decrease in interest income.

Under the terms of our credit agreement with SVB, our borrowings bear interest at the prime rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10,000 assuming $1 million of borrowings. At June 30, 2008, we had no outstanding borrowings under this agreement.

Item 4. Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 1. OTHER INFORMATION

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

The following table provides information as of and for the quarter ended June 30, 2008 regarding shares of the Company’s common stock that were repurchased under the Company’s Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Repurchase Plans (1) and (2)
Balance at beginning of period	836,997	$5.58	836,997	$-
4/1/08 - 4/30/08	-	-	-	-
5/1/08 - 5/31/08	-	-	-	-
6/1/08 - 6/30/08	1,096,261	3.60	1,096,261	4,054,000

Total	1,933,258	$4.46	1,933,258	$4,054,000

(1) The 2007 Repurchase Plan was adopted and announced on June 11, 2007. The 2007 Repurchase Plan authorized the repurchase of up to $15.0 million of our common stock at any time and from time to time. The share repurchases may be made at management’s discretion in the open market in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, and other factors. We hold the repurchased shares as treasury stock. The Repurchase Plan was terminated on February 26, 2008.

(2) On May 22, 2008, the Board of Directors authorized the Company to repurchase up to $8.0 million of shares of its common stock (the “2008 Repurchase Plan”). Stock repurchases will be made from time to time in open market or privately negotiated transactions as market conditions warrant. The 2008 Repurchase Plan is effective May 27, 2008, and may be suspended or terminated at any time without prior notice. It will terminate no later than August 27, 2008.

Dividends

    On February 28, 2008, the Company announced that its Board of Directors had approved a special one-time cash distribution of $0.40 per share. The aggregate total distribution of approximately $10.1 million was paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. Other than this one-time cash distribution, we do not currently anticipate paying any cash dividends in the foreseeable future.

Item 4. Submission of Matters to a Vote of Security Holders

    Our 2008 Annual Meeting of Stockholders was held on June 19, 2008.

There were present at our Annual Meeting in person or by proxy stockholders holding an aggregate of 20,256,752 shares of our common stock out of a total number of 25,820,400 shares of common stock issued and outstanding and entitled to vote at the meeting.

The only matter that was voted on at our Annual Meeting was the election of two Class I Directors to serve until the 2011 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

    The following persons were elected as Class I Directors at our Annual Meeting:

	Number of Shares of Common Stock
Nominee	Votes For	Votes Withheld
William M. Freeman	19,966,631	290,121

John B. Penney	20,194,851	61,901

    The following persons are the Class II and Class III directors whose terms of office continued after the Annual Meeting: Michael J. Donahue, Stanley Kreitman, Alex Mashinsky (each Class II, with terms expiring in 2009) and Shawn F. O’Donnell, Michael J. Ruane, and Jill Thoerle (each Class III, with terms expiring in 2010).

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1
Stock Ownership Agreement dated as of May 30, 2008 by and among Arbinet-thexchange, Inc., the Singer Children’s Management Trust, Gary Singer, and Karen Singer (Exhibit 10.1 to Form 8-K filed as of June 10, 2008)

10.2
Amendment No. 1, dated as of April 24, 2008, to Offer Letter, dated as of October 16, 2006, by and between Arbinet-thexchange, Inc. and John B. Wynne, Jr. (Exhibit 10.1 to Form 8-K filed as of April 29, 2008)

10.3
Amendment No. 1, dated as of April 23, 2008, to Offer Letter, dated as of September 20, 2006, by and between Arbinet-thexchange, Inc. and W. Terrell Wingfield, Jr. (Exhibit 10.2 to Form 8-K filed as of April 29, 2008)

10.4
Amendment No. 2, dated as of April 23, 2008, to Offer Letter, dated as of July 5, 2001, by and between Arbinet-thexchange, Inc. and Peter P. Sach, as amended March 16, 2007 (Exhibit 10.3 to Form 8-K filed as of April 29, 2008)

31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Executive Officer).

32.2*	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Financial Officer).
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBINET-THEXCHANGE, INC.

Date: August 11, 2008	/s/ William M. Freeman
William M. Freeman President and Chief Executive Officer (Principal Executive Officer)

/s/ John B. Wynne, Jr.
Date: August 11, 2008	John B. Wynne, Jr. Chief Financial Officer (Principal Financial Officer)