Form 10-Q
period 2008-09-30
ARBINET THEXCHANGE INC
filed 2008-11-10
CIK 1136655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No:   ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of November 1, 2008:

Class	Number of Shares
Common Stock, par value $0.001 per share	25,962,305

ARBINET-THEXCHANGE, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to statements about Arbinet’s growth, strategic and business plans, product development and service offerings, and future operating results. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Various important risks and uncertainties may cause Arbinet’s actual results to differ materially from the results indicated by these forward-looking statements, including, without limitation: members (in particular, significant trading members) not trading on our exchange or utilizing our new and additional services (including data on thexchange SM , DirectAxcess SM , PrivateExchange SM , AssuredAxcess SM , and PeeringSolutions SM ); continued volatility in the volume and mix of trading activity (including the average call duration and the mix of geographic markets traded); our uncertain and long member enrollment cycle; the failure to manage our credit risk; failure to manage our growth; pricing pressure; investment in our management team and our personnel; system failures, human error and security breaches that could cause us to lose members and expose us to liability; regulatory uncertainty; and our ability to obtain and enforce patent protection for our methods and technologies. For a further list and description of the risks and uncertainties Arbinet faces, please refer to Part I, Item 1A of the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008, and other filings, which have been filed with the Securities and Exchange Commission. Arbinet assumes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise local, regional, national and international economic conditions and the impact they may have on the Corporation and its customers, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, and such statements are current only as of the date they are made.

ii

PART I. FINANCIAL INFORMATION

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2007	September 30, 2008
	($ in thousands, except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$28,556	$8,376
Marketable securities	20,344	13,226
Trade accounts receivable (net of allowance of $1,481 and $1,805 at December 31, 2007 and September 30, 2008, respectively)	28,451	28,005
Prepaids and other current assets	2,421	4,425
Total current assets	79,772	54,032
Property and equipment, net	23,002	22,350
Security deposits	2,430	2,127
Intangible assets, net	2,018	1,694
Goodwill	2,196	1,964
Other assets	76	322
Long term assets of discontinued operations	440	-
Total Assets	$109,934	$82,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Capital lease obligation	$7	$-
Notes payable	493	-
Due to Silicon Valley Bank	285	749
Accounts payable	16,123	11,735
Deferred revenue	2,499	2,010
Accrued and other current liabilities	8,250	8,388
Current liabilities of discontinued operations	334	643
Total current liabilities	27,991	23,525
Other long-term liabilities	2,282	1,634
Total liabilities	30,273	25,159
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 26,355,641 and 26,588,169 shares issued, respectively	26	27
Additional paid-in-capital	181,644	173,091
Treasury stock, 674,233 and 2,982,245 shares, respectively	(4,613)	(13,732)
Accumulated other comprehensive loss	(455)	760
Accumulated deficit	(96,941)	(102,816)
Total Stockholders’ Equity	79,661	57,330
Total Liabilities and Stockholders’ Equity	$109,934	$82,489

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	($ in thousands except per share data)
Trading revenues	$116,701	$94,956	$368,329	$330,400
Fee revenues	12,516	11,702	37,661	38,003
Total revenues	129,217	106,658	405,990	368,403

Cost of trading revenues	116,797	95,112	368,569	330,696
Indirect cost of trading and fee revenues	4,976	4,840	15,056	15,258
Total cost of trading and fee revenues	121,773	99,952	383,625	345,954

Gross Profit	7,444	6,706	22,365	22,449

Operating expenses:
Sales and marketing	2,390	2,409	7,244	8,200
General and administrative	2,899	2,162	10,270	8,292
Depreciation and amortization	1,801	1,921	5,779	5,637
Severance charges	9	1,277	1,030	1,277
Restructuring	(672)	-	(672)	-
Impairment charges	-	476	-	476
Reserve for litigation	-	-	1,940	-
Total operating expenses	6,427	8,245	25,591	23,882

Income (loss) from operations	1,017	(1,539)	(3,226)	(1,433)
Interest income	652	181	2,127	823
Interest expense	(208)	(134)	(779)	(443)
Foreign currency exchange gain (loss)	159	(2,372)	434	(2,360)
Other income (expense), net	(23)	94	382	178
Income (loss) from continuing operations before income taxes	1,597	(3,770)	(1,062)	(3,235)
Provision for income taxes	64	331	225	511
Income (loss) from continuing operations	1,533	(4,101)	(1,287)	(3,746)
Discontinued operations:
(Loss) from discontinued operations, net of income tax of $0 in 2007 and $0 and $11 for the three and nine months ended September 30, 2008, respectively	(550)	(673)	(2,079)	(2,129)
Net income (loss)	$983	$(4,774)	$(3,366)	$(5,875)
Basic net income (loss) per share:
Continuing operations	$0.06	$(0.18)	$(0.05)	$(0.15)
Discontinued operations	$(0.02)	$(0.03)	$(0.08)	$(0.09)
Net income (loss)	$0.04	$(0.21)	$(0.13)	$(0.24)
Diluted net income (loss) per share:
Continuing operations	$0.06	$(0.18)	$(0.05)	$(0.15)
Discontinued operations	$(0.02)	$(0.03)	$(0.08)	$(0.09)
Net income (loss)	$0.04	$(0.21)	$(0.13)	$(0.24)
Dividends declared per common share	$-	$(0.40)	$-	$(0.40)
Shares used in computing basic net income (loss) per share	25,540,028	23,067,698	25,074,860	24,314,886
Shares used in computing diluted net income (loss) per share	25,967,895	23,067,698	25,074,860	24,314,886
Other comprehensive income (loss):
Cumulative unrealized gain (loss) in available-for-sale securities	2	(52)	(4)	(60)
Foreign currency translation adjustment	48	1,274	116	1,275
Comprehensive income (loss)	$1,033	$(3,552)	$(3,254)	$(4,660)

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008
(Unaudited)

	Nine Months Ended September 30,
	2007	2008
	($ in thousands)
Loss from continuing operations	$(1,288)	$(3,746)
Loss from discontinued operations	(2,078)	(2,129)
Net loss	(3,366)	(5,875)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,046	5,637
Stock-based compensation expense	1,523	1,398
Impairment charge	(672)	476
Foreign currency exchange (gain) loss	(434)	2,360
Changes in operating assets and liabilities:
Trade accounts receivable, net	7,197	871
Other current assets, security deposits and other assets	(971)	(2,019)
Accounts payable	(6,077)	(5,261)
Deferred revenue, accrued expenses and other current liabilities	(2,617)	(134)
Other long-term liabilities	(855)	(648)
Net cash (used in) operating activities	(226)	(3,195)
Net cash (used in) provided by discontinued operations	(4)	748

Cash flows from investing activities:
Purchases of property and equipment	(3,941)	(5,186)
Net proceeds from the sale of Broad Street Digital's assets	-	153
Purchases of marketable securities	(32,414)	(18,142)
Proceeds from sales and maturities of marketable securities	43,079	25,200
Net cash provided by investing activities	6,724	2,025
Net cash (used in) discontinued investing activities	(980)	(461)

Cash flows from financing activities:
Special cash distribution	—	(10,016)
Repayment of indebtedness	(90)	—
(Payments to) advances from Silicon Valley Bank	(7,528)	464
Proceeds from exercise of stock options	19	66
Purchase of treasury shares	(2,119)	(9,119)
Notes payable	—	(493)
Payments on obligations under capital leases	(14)	(7)
Net cash used in financing activities	(9,732)	(19,105)
Effect of foreign exchange rate changes on cash	217	(192)
Net (decrease) in cash and cash equivalents	(4,001)	(20,180)
Cash and cash equivalents, beginning of year	32,986	28,556
Cash and cash equivalents of discontinued operations, end of period	-	-
Cash and cash equivalents, end of period	$28,985	$8,376

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Arbinet-thexchange, Inc. (“Arbinet” or the “Company”) and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all adjustments (consisting of normal, recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Reclassifications

Certain amounts in the comparative periods have been reclassified to conform to the current period’s presentation in the consolidated statements of operations. We reclassed “operating and development costs” from operating expenses to “indirect cost of trading and fee revenues”. In addition, costs related to the Company’s third party credit arrangements were reclassified from “Other income (expense)” to “Interest expense” in the accompanying  consolidated statements of operations.

Effects of Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157, as issued, were effective January 1, 2008. However, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which allows entities to defer the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted SFAS No. 157 as of January 1, 2008 and elected the deferral for non-financial assets and liabilities. The effect of adopting this standard was not significant.

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

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The following table presents assets measured at fair value on a recurring basis as of September 30, 2008, by SFAS No. 157 valuation hierarchy:

	Level 1	Level 2	Level 3	Carrying Value
Cash and cash equivalents (1)	$3,387	—	—	$3,387
Marketable securities (2)	$13,226	—	—	$13,226

(1)  Cash and cash equivalents consist of commercial paper, money market funds and agency notes.
(2)  Marketable securities primarily consist of commercial paper, corporate bonds, and U.S. government securities.

2.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income (loss) available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of restricted stock, restricted stock units, stock options and warrants as if they were exercised. During a loss period, the effect of the potential exercise restricted stock, restricted stock units, of stock options and warrants are not considered in the diluted earnings per share calculation since it would be antidilutive.

The following is a reconciliation of the basic weighted average number of common shares outstanding to diluted weighted average number of common and common share equivalent shares outstanding:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
Basic number of common shares outstanding	25,540,028	23,067,698	25,074,860	24,314,886
Dilutive effect of unvested restricted stock, restricted stock units, stock options and warrants	427,867	—	—	—
Dilutive number of common and common share equivalents	25,967,895	23,067,698	25,074,860	24,314,886

For the nine months ended September 30, 2007 and 2008, outstanding stock options of 1,584,197 and 3,535,025, respectively, have been excluded from the above calculations because the effect on net income (loss) per share would have been antidilutive. For the nine months ended September 30, 2007 and 2008, warrants of 1,439 have been excluded from the above calculations because the effect on net income per share would have been antidilutive.

3.	INCOME TAXES

The Company recorded an income tax provision of approximately $225 and $511 for the nine months ended September 30, 2007 and 2008, respectively. The income tax provision in 2007 represented the statutory requirements for state taxes. The income tax provision in 2008 is based upon the Company’s 2008 estimated effective annual domestic tax rate of approximately 13.8%. The difference between the federal statutory tax rate and the estimated effective tax rate in 2008 is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards and the impact of state taxes and losses in the United Kingdom for which the Company is unable to recognize a tax benefit.

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

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company identified an aggregate of $625 of unrecognized tax benefits, including related estimated interest and penalties, due to uncertain tax positions. Approximately $589 of these uncertain tax positions resulted in a reduction of deferred tax assets against which the Company had recorded a full tax valuation allowance on its consolidated balance sheet. The balance of the unrecognized tax benefits, amounting to $36, which includes interest and penalties, was recorded as an increase to accumulated deficit and an increase of $36 to “other long-term liabilities.”

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

Foreign income tax returns are generally subject to examination for a period of three to nine years after filing of the respective return. The Company is currently under examination in the United Kingdom for its 2004 and 2005 tax years. In the event that the Company’s income tax examination in the United Kingdom concludes within the next twelve months, the Company’s total amounts of unrecognized tax benefits, excluding related estimated interest and penalties, may change. However, the Company has recorded a full tax valuation allowance on its consolidated balance sheet and this item will have no impact on the consolidated statements of operations.

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

4. DISCONTINUED OPERATIONS

Bell Fax, Inc.

In October 1999, the Company ceased the operations of Bell Fax, Inc. (“Bellfax”), a wholly-owned subsidiary. Bellfax was engaged in the sale and rental of telecommunication equipment and operating international routes. In the first quarter of 2008, management determined that the remaining Bellfax liability of $226 was no longer required. This amount has been recorded as income from discontinued operations, net of income tax of $11, in the first quarter of 2008.

Digital Media

In August 2006, the Company established a new subsidiary, Arbinet Digital Media Corporation, to explore and develop products and services to address the market opportunity presented by the exchange of digital media. As part of our digital media strategy, in December 2006, the Company, through its wholly-owned subsidiary, Broad Street Digital Inc., acquired all of the outstanding common stock of Flowphonics Limited (renamed Broad Street Digital Limited (“Broad Street Digital”)), a license management platform for intellectual property rights and digital content distribution. The purchase price was approximately $2.1 million, including transaction costs.

To increase resources available for our core business, in the first quarter of 2008, the Company announced a decision to explore strategic alternatives for Broad Street Digital. As a result of this decision, the Company recognized an impairment charge of approximately $2.3 million, in the fourth quarter of 2007, to write down the intangible and long lived assets, including $0.4 million of goodwill, of Broad Street Digital to their estimated fair value.

During the second quarter of 2008, the Company made a decision to cease all activities related to the digital media market. As a result, the digital media segment has been presented as a discontinued operation in the accompanying financial statements for all periods presented.

On August 5, 2008, the Company entered into an agreement to sell substantially all of the assets of Broad Street Digital. In the second quarter of 2008, the Company recorded a charge of $250, to adjust the carrying value of the Broad Street Digital assets to the estimated net proceeds from the transaction, which was completed on August 19, 2008.

In connection with ceasing digital media activities, the Company entered into a separation and release agreement with the Chief Operating Officer of Arbinet Digital Media Corporation and severed the remaining employees in this segment. The Company recognized a severance charge of $0.5 million in the three months ended September 30, 2008 which was recorded in the loss from discontinued operations.

Summarized financial information for discontinued operations is shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Total revenues	$22	$87	$63	$647

(Loss) from discontinued operations, before income tax	(550)	(673)	(2,079)	(2,140)
Income tax expense	—	—	—	11
(Loss) from discontinued operations, net of taxes	$(550)	$(673)	$(2,079)	$(2,129)

	At December 31, 2007	At September 30, 2008
Assets:
Non-current assets of discontinued operations	$440	$-

Liabilities:
Accounts payable	$272	$357
Accrued and other current liabilities	62	286
Current liabilities of discontinued operations	$334	$643

5.	STOCKHOLDERS’ EQUITY

The table below summarizes the issued share activity for the Company’s common stock since December 31, 2007. Treasury shares held by the Company are included in these balances:

Balance as of December 31, 2007	26,355,641
Retirement of restricted stock	(63,407)
Grants of restricted stock	261,483
Exercise of options	34,452
Balance as of September 30, 2008	26,588,169

On June 11, 2007, the Board of Directors of Arbinet authorized the repurchase of up to $15.0 million of the Company’s common stock at anytime and from time to time (the “2007 Repurchase Plan”). On February 26, 2008, the Company’s Board of Directors terminated the 2007 Repurchase Plan, under which an aggregate of 836,997 shares had been purchased.

On February 28, 2008, the Company announced that its Board of Directors had approved a special one-time cash distribution of $0.40 per share. The aggregate total distribution of approximately $10.0 million was paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. Adjustments were made to certain stock options and restricted stock grants to restore the respective holders to their position before the issuance of the distribution. These modifications were treated as adjustments in connection with an equity restructuring in accordance with applicable accounting standards.

On May 22, 2008, the Board of Directors authorized the repurchase of up to $8.0 million of the Company’s common stock at anytime and from time to time (the “2008 Repurchase Plan”). The 2008 Repurchase Plan, under which an aggregate of 1,918,516 shares were repurchased, expired on August 27, 2008.

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

In August 2007, the Company decommissioned certain fixed assets at 611 West 6thth Street in Los Angeles and relocated its Los Angeles switch operations to one of the sites which had been exited in December 2002. As a result, the Company recognized a gain of $1.0 million representing the reversal of the remaining liability related to the abandoned space placed back into service. In addition, the Company recognized a charge of $0.3 million representing the present value of the future lease obligations remaining on the West 6th Street site.

     The table below shows the cash payments related to the Company’s restructuring liabilities.

($ in thousands)
Balance as of December 31, 2007	$533
Cash payments	(303)
Balance as of September 30, 2008	$230

As of September 30, 2008, a balance of $206 is recorded in “accrued and other current liabilities” and $24 is recorded in “other long-term liabilities” in the accompanying consolidated balance sheet.

 Severance Charges: In June 2007, the Company recorded severance charges related to a resignation agreement entered into with our former Chief Executive Officer and a workforce reduction of certain employees. In accordance with SFAS No. 112, “Employers’ Accounting for Post-employment Benefits” (“SFAS No. 112”), an amendment of FASB Statements No. 5 and 43, benefits were provided pursuant to a severance plan which used a standard formula of paying benefits based upon tenure with the Company. The accounting for these severance costs has met the four requirements of SFAS No. 112, which are: (i) the Company’s obligation relating to employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; (ii) the obligation relates to rights that vest or accumulate; (iii) payment of the compensation is probable; and (iv) the amount can be reasonably estimated. All severance related obligations have been paid.

During the third quarter of 2008, the Company recorded a severance charge of $1.3 million related to a departure and transition services agreement entered into with our former Chief Executive Officer, and a workforce reduction of certain employees in our core Voice and Data business, including the termination without cause of our Chief Operating Officer and Chief Marketing Officer.

7.	PROPERTY AND EQUIPMENT

During 2006 and 2007, the Company decommissioned certain fixed assets located at its exchange delivery points (“EDP”) in New York City, Los Angeles and London, England. Management is committed to selling this equipment and has engaged a third party to facilitate the sale. To date, the Company has sold a nominal amount of these assets. During the three months ended September 30, 2008, the Company recorded an impairment charge of approximately $0.5 million, to adjust the carrying value of the assets to their estimated fair market value. The carrying value of this equipment as of December 31, 2007 and September 30, 2008 is approximately $0.5 million and $0.1 million, respectively, and is included in “prepaids and other current assets” in the accompanying consolidated balance sheets.

8.	STOCK BASED COMPENSATION

The Company has stock-based compensation plans under which employees, board of director members and non-employees of the Company have been granted options to purchase shares of Company’s common stock at the fair market value at the time of grant. In addition to stock options, the Company grants restricted stock units and performance share units to certain management-level employees. The Company recognizes the fair value of stock-based compensation in our consolidated statements of operations on a straight line basis over the requisite service period.

    SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As a result of recent management changes and work force reductions, the estimated forfeitures for certain groups of options and stock-based awards were revised in the third quarter of 2008. The change in estimated forfeiture rates resulted in a reduction in stock-based compensation expense of approximately $0.8 million in the three and nine months ended September 30, 2008.

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

World Access Proceeding

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group (collectively “the Debtors”), filed a lawsuit against the Company in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855. The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. The Company filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. The parties have agreed in principle to settle this matter and are preparing settlement documentation. The Company has accrued an amount equal to the anticipated settlement.

10.	RELATED PARTY TRANSACTIONS

The Company entered into two Non-Qualified Stock Option Agreements dated July 31, 2007 and February 7, 2008 with a member of its Board of Directors, Alex Mashinsky, in connection with consulting services beyond the scope of his services rendered as a member of Board of Directors. The Company recognized a total of $18 and $143 in stock based compensation expense pursuant to these agreements during the three and nine month periods ended September 30, 2008, respectively. All expenses recognized pursuant to these compensation related agreements have been included in indirect cost of trading and fee revenues in the consolidated statements of operations.

The Chief Financial Officer is also a Partner in Tatum LLC (“Tatum”), an executive services and consulting firm. The Company entered into an agreement with Tatum to hire a Controller on an interim basis. The Company recognized a total of $18 and $70 in compensation related expense pursuant to this agreement during the three month periods ended September 30, 2007 and 2008, and $18 and $208 during the nine month periods ended September 30, 2007 and 2008, respectively.

11.	SUBSEQUENT EVENTS

On November 4, 2008, the Company’s Board of Directors authorized the Company to purchase up to $5.0 million of shares of the Company’s common stock. Stock repurchases will be made from time to time in the open market. This stock repurchase program may be suspended or terminated at any time without prior notice, and has no expiration date.

Item 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

    We are a leading solutions provider for the telecommunication industry, based primarily upon an electronic market for trading, routing and settling communications capacity. Members of our exchange, consisting primarily of communications services providers, buy and sell voice minutes and Internet capacity through our centralized, efficient and liquid marketplace. Communications services providers that do not use our exchange generally individually negotiate and buy access to the networks of other communications services providers to send voice calls and Internet capacity outside of their networks. We believe that we provide a cost-effective and efficient alternative to these direct connections. With a single interconnection to our exchange, members have access to all of our other members’ networks. Members directly or indirectly place orders through our web-based interface. Sellers on our exchange post sell orders to offer voice calls and Internet capacity for specific destinations, or routes, at various prices. We independently assess the quality of these routes and include that information in the sell order. Buyers enter buy orders based on route quality and price and are matched to sell orders by our fully automated trading platform and our proprietary software. When a buyer’s order is matched to a seller’s order, the voice calls or Internet capacity are then routed through our state-of-the-art facilities. We invoice and process payments for our members’ transactions and manage the credit risk of buyers primarily through our credit management programs with third parties.

Revenue

We generate revenues from both the trading that members conduct on our exchange, which we refer to as trading revenues, and the fees we charge members for the ability to trade on our exchange, which we refer to as fee revenues. Our trading revenue represents the aggregate dollar value of the calls that are routed through our switches at the price agreed to by the buyer and seller of the capacity. For example, if a 10-minute call is originated in France and routed through our facilities to a destination in India for $0.11 per minute, we record $1.10 of trading revenue for the call. Under our AssuredAxcess product, our members contract to buy minutes to specific markets at fixed rates. We may generate profit or incur losses associated with trading revenue on AssuredAxcess and other transactions executed on our exchange. Historically, such losses have not been material to our operating results. Our system automatically records all traffic terminated through our switches.

We record trading revenues because:

•	all traffic traded on our exchange is routed through one of our switches; and

•	we are obligated to pay sellers for the minutes they sell on our exchange regardless of whether we ultimately collect from buyers.

Our fee revenues represent the amounts we charge buyers and sellers for the following:

•
a monthly minimum fee based on the amount of capacity that members have connected to our switches and overage fees for the number of minutes or megabytes that are routed through our switches in excess of amounts allowed under the monthly minimum, or collectively referred to as access fees, which comprised approximately 80% and 79% of fee revenues for the nine months ended September 30, 2007 and September 30, 2008, respectively;

•	a credit risk management fee, which is a charge for the credit management, clearing and settlement services we provide;

•	a membership fee to join our exchange; and

•	additional services as utilized by our members for items such as premium service offerings and accelerated payment terms.

Cost and Operating Expenses

    Our cost of trading revenues consists of the cost of calls, which are routed through our switches at the price agreed to by both the buyer and seller of the capacity. Using the example above in the caption “Revenues”, we would record cost of trading revenues equal to $1.10, an amount that we would pay to the seller.

    Indirect cost of trading and fee revenues consists of costs related to supporting the operation of our exchange, such as salaries, benefits, and related costs of engineering, technical support, product and software development, and system support personnel, as well as facilities and interconnect costs. It is impracticable to breakdown such expense between indirect cost of trading revenues and indirect cost of fee revenues.

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

Digital Media

In August 2006, we established a new subsidiary, Arbinet Digital Media Corporation, to explore and develop products and services to address the market opportunity presented by the exchange of digital media. As part of our digital media strategy, in December 2006, the Company, through its wholly-owned subsidiary, Broad Street Digital Inc., acquired all of the outstanding common stock of Flowphonics Limited (renamed as Broad Street Digital Limited (“Broad Street Digital”)), a license management platform for intellectual property rights and digital content distribution. The purchase price was approximately $2.1 million, including transaction costs.

To increase resources available for our core business, in the first quarter of 2008, we announced a decision to explore strategic alternatives for Broad Street Digital. As a result of this decision, we recognized an impairment charge of approximately $2.3 million, in the fourth quarter of 2007, to write down the intangible and long lived assets, including $0.4 million of goodwill, of Broad Street Digital to their estimated fair value.

During the second quarter of 2008, we made a decision to cease all activities related to the digital media market. As a result, the digital media segment has been presented as a discontinued operation in the accompanying financial statements for all periods presented.

On August 5, 2008, we entered into an agreement to sell substantially all of the assets of Broad Street Digital. In the second quarter of 2008, we recorded a charge of $250, to adjust the carrying value of the Broad Street Digital assets to the estimated net proceeds from the transaction, which was completed on August 19, 2008.

In connection with ceasing digital media activities, we entered into a separation and release agreement with the Chief Operating Officer of Arbinet Digital Media Corporation and severed the remaining employees in this segment. We recognized a severance charge of $0.5 million in the three months ended September 30, 2008 which is reflected in the loss from discontinued operations.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•      Long-lived assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Factors we consider important, which could trigger an impairment review, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business; and

•	significant industry, economic or competitive trends.

•
Income taxes. We have net deferred tax assets, reflecting net operating loss (“ NOL”), carryforwards and other deductible differences, which may reduce our taxable income in future years. These net deferred tax assets are offset by a valuation allowance resulting in no tax benefit being recognized related to these net deferred tax assets. We are required to periodically assess the realization of our deferred tax assets and changes in circumstances may require adjustments in future periods. The amount of net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If it becomes more likely than not that we will recognize a future tax benefit from the deferred tax assets, we may need to reverse some or all of our valuation allowance. When evaluating our ability to record a net deferred tax asset, SFAS No. 109, “Accounting for Income Taxes,” requires us to consider all sources of taxable income as well as all available evidence to determine that it is more likely than not that we will be able to utilize this asset. At December 31, 2007, a full valuation allowance in the amount of $41.6 million has been recorded against net deferred tax assets since at that date the Company was unable to conclude that it was more likely than not that it would realize those assets. We will continue to refine and monitor all available evidence during future periods in order to more fully evaluate the recoverability of the Company’s deferred tax assets.

On January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”) to account for uncertain tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Included in our consolidated balance sheet at September 30, 2008 is approximately $39 of other long-term liabilities associated with uncertain tax positions in the various jurisdictions in which we conduct business.

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

•
Litigation reserves. The establishment of litigation reserves requires judgments concerning the ultimate outcome of pending litigation against the Company and its subsidiaries. These reserves are based on the application of SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”), which requires us to record a reserve if we believe an adverse outcome is probable and the amount of the probable loss is capable of reasonable estimation. In applying judgment, management utilizes among other things, opinions and estimates obtained from outside legal counsel to apply the standards of SFAS No. 5. Accordingly, estimated amounts relating to certain litigation have met the criteria for the recognition of a liability under SFAS No. 5. Litigation by its nature is uncertain and the determination of whether any particular case involves a probable loss or the amount thereof requires the exercise of considerable judgment, which is applied as of a certain date. The required reserves may change in the future due to new matters, developments in existing matters or if we determine to change our strategy with respect to any particular matter.

•
Share-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of stock options, to be expensed over the requisite service period based on the grant-date fair value of the awards and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeitures for certain groups of options were revised in the third quarter of 2008, as a result of recent management changes and work force reductions. This resulted in a cumulative reduction of approximately $0.8 million for the three and nine months ended September 30, 2008, in non-cash stock-based compensation expense. The effect of this change in estimate, increased basic earnings per share by $0.04 and $0.03 for the three and nine months ended September 30, 2008, respectively. We use the Black-Scholes valuation method.

Results of Operations

Comparison of Nine Months Ended September 30, 2007 and 2008

Trading revenues, cost of trading revenues and indirect cost of trading and fee revenues

Trading revenues decreased 10.3% from $368.3 million for the nine months ended September 30, 2007 to $330.4 million for the nine months ended September 30, 2008. The decrease in trading revenues was due to a decrease in the volume of minutes traded by our members and a lower average trade rate for minutes bought and sold on our exchange. Specifically, the factors affecting trading revenues included:

A total of 10.15 billion minutes were bought and sold on our exchange in the nine months ended September 30, 2008, a decrease of 5.0% from the 10.72 billion minutes for the nine months ended September 30, 2007. This decline was due to a 2.0% decrease in the number of completed calls from 1.39 billion calls in the nine months ended September 30, 2007 to 1.36 billion calls in the nine months ended September 30, 2008. Also contributing to the decline in minutes bought and sold on our exchange was a decrease in the average call duration (ACD) from 3.9 minutes per call on for the nine months ended September 30, 2007 to 3.7 minutes per call for the nine months ended September 30, 2008. Average call duration, a recognized measure of call quality within the telecommunications industry, is influenced by various factors including changes in geographic markets, the mix of fixed versus mobile calls and the quality of the underlying termination. During the three months ended June 30, 2008, the ACD for completed calls on our exchange was 3.53 minutes, its lowest level since the inception of the Company. In an effort to increase the ACD of calls completed on our exchange, during the quarter ended September 30, 2008, we began to implement corrective measures, including the elimination of certain routes offered on our exchange. We believe these actions significantly contributed to the decline in minutes bought and sold on our exchange during the three months ended September 30, 2008, and will continue to impact volumes during the fourth quarter. In addition, we expect volatility in the mix of fixed versus mobile calls and the mix of geographic markets traded on our exchange to continue in the future.

As a result of the decrease in trading revenues, cost of trading revenues decreased 10.3% from $368.6 million for the nine months ended September 30, 2007 to $330.7 million for the nine months ended September 30, 2008.

Indirect cost of trading and fee revenues increased 1.3% from $15.1 million for the nine months ended September 30, 2007 to $15.3 million for the nine months ended September 30, 2008. This increase was primarily due to higher interconnection costs of $0.7 million and $0.5 million of moving costs relating to the relocation of our London switch to a co-location facility. These amounts were partially offset by a decrease in utilities of $0.2 million mainly attributable to the London and 611 West 6th Street premises that were exited. In addition, compensation related expenses decreased $0.7 million and certain hardware and software maintenance expenses decreased $0.1 million.

Fee revenues

Fee revenues increased 0.9% from $37.7 million for the nine months ended September 30, 2007 to $38.0 million for the nine months ended September 30, 2008. On a per minute basis, fee revenues increased from $0.0035 in the nine months ended September 30, 2007 to $0.0037 in the nine months ended September 30, 2008. Average fee revenue per minute increased primarily as a result of changes in the mix of both geographic markets and members trading activity on our exchange. In addition, we experienced increased sales of certain premium service offerings including increased fees for providing accelerated payments to members. In the future, we may provide additional incentives to improve liquidity in our exchange and that, along with members continuing to achieve higher volume levels, may lead to a decline in average fee revenue per minute.

Sales and marketing

Sales and marketing expenses increased 13.2% from $7.2 million for the nine months ended September 30, 2007 to $8.2 million for the nine months ended September 30, 2008. This increase principally reflects $1.0 million of increased compensation related expenses.

General and administrative

General and administrative expenses decreased 19.3% from $10.3 million for the nine months ended September 30, 2007 to $8.3 million for the nine months ended September 30, 2008. This decrease was primarily related to a reduction in professional fees of $1.7 million, and decreased compensation related expenses of $0.3 million. The 2007 professional fees reflected $1.1 million in costs related to the Company’s formal review of strategic alternatives to enhance shareholder value and $0.7 million related to litigation matters settled in 2007.

Depreciation and amortization

Depreciation and amortization decreased 2.5% from $5.8 million for the nine months ended September 30, 2007 to $5.6 million for the nine months ended September 30, 2008. This decrease is primarily attributable to certain assets that are fully depreciated.

Severance charges

During the third quarter of 2008, we recorded a severance charge of $1.3 million related to a departure and transition services agreement entered into with our former Chief Executive Officer, and a workforce reduction of certain employees in our core Voice and Data business, including the termination without cause of our Chief Operating Officer and Chief Marketing Officer.

During the nine months ended September 30, 2007, we recognized a charge of approximately $1.0 million, representing severance charges related to a resignation agreement entered into with our former Chief Executive Officer and to a workforce reduction of certain employees.

Restructuring

During 2001 and 2002, we exited two leased facilities and established a reserve for the future lease obligations, net of estimated sub-lease income. In August 2007, we decommissioned certain fixed assets at 611 West 6th Street in Los Angeles and relocated its Los Angeles switch operations to one of the sites that had been exited in December 2002. As a result, we recognized a gain of $1.0 million representing the reversal of the remaining liability related to abandoned space placed back into service. In addition, we recognized a charge of $0.3 million representing the present value of future lease obligations remaining on the West 6th Street location. A gain of $0.7 million, representing the net impact of these two transactions, is reflected as a restructuring benefit in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2007.

Reserve for Litigation

During the nine months ended September 30, 2007, we recognized a charge of $1.9 million representing management’s estimate of potential loss exposure in certain litigation matters.

Interest and other income/expense

Interest income decreased 61.3% from $2.1 million for the nine months ended September 30, 2007 to $0.8 million for the nine months ended September 30, 2008. This decrease was primarily due to lower average invested amounts of cash, cash equivalents and marketable securities in 2008 versus 2007, coupled with lower interest rates. Interest expense decreased 43.1% from $0.8 million for the nine months ended September 30, 2007 to $0.4 million for the nine months ended September 30, 2008. This decrease principally reflects lower fees paid by the Company under its third party credit arrangement, mainly attributable to decreases in the volume of minutes traded on our exchange and reduced utilization of credit by our members. Other income (expense), net decreased $0.2 million for the nine months ended September 30, 2008 compared to September 30, 2007, reflecting a decrease of late fees charged to our members.

Foreign currency exchanges gains (losses)

The foreign currency exchange gain for the nine months September 2007 was $0.4 million compared to a foreign currency exchange loss of $2.4 million for the nine months ended September 30, 2008. The foreign currency translation gains (losses) represent the impact of currency fluctuations on U.S. denominated obligations of our U.K. subsidiary.

Provision for income taxes

We recorded an income tax provision of approximately $225 and $511, for the nine months ended September 30, 2007 and 2008, respectively. The income tax provision in 2007 represented the statutory requirements for state taxes. The income tax provision in 2008 is based upon the Company’s 2008 estimated effective annual tax rate of approximately 13.8%.

On January 1, 2007, we adopted the provisions of FIN 48, which requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. A nominal amount of interest relating to uncertain tax positions has been included in the income tax provision for the nine months ended September 30, 2008.

Discontinued operations

Bell Fax, Inc.

In October 1999, the Company ceased the operations of Bell Fax, Inc. (“Bellfax”), a wholly-owned subsidiary. Bellfax was engaged in the sale and rental of telecommunication equipment and operating international routes. In the first quarter of 2008, management determined that the remaining liabilities of Bellfax were no longer required. Accordingly, $226, net of income tax of $11, has been recorded as income from discontinued operations for the nine months ended September 30, 2008.

Digital Media

In August 2006, we established a new subsidiary, Arbinet Digital Media Corporation, to explore and develop products and services to address the market opportunity presented by the exchange of digital media. As part of our digital media strategy, in December 2006, the Company, through its wholly-owned subsidiary, Broad Street Digital Inc., acquired all of the outstanding common stock of Flowphonics Limited (renamed Broad Street Digital Limited (“Broad Street Digital”)), a license management platform for intellectual property rights and digital content distribution. The purchase price was approximately $2.1 million, including transaction costs.

To increase resources available for our core businesses, in the first quarter of 2008, we announced a decision to explore strategic alternatives for Broad Street Digital. As a result of this decision, we recognized an impairment charge of approximately $2.3 million in the fourth quarter of 2007, to write down the intangible and long lived assets, including $0.4 million of goodwill, of Broad Street Digital to their estimated fair value.

During the second quarter of 2008, we made a decision to cease all activities related to the digital media market. As a result, the digital media segment has been presented as a discontinued operation in the accompanying financial statements for all periods presented.

On August 5, 2008, the Company entered into an agreement to sell substantially all of the assets of Broad Street Digital. In the second quarter of 2008,we recorded a charge of $250, to adjust the carrying value of the Broad Street Digital assets to the estimated net proceeds from the transaction, which was completed on August 19, 2008. In connection with ceasing digital media activities, we entered into a separation and release agreement with the Chief Operating Officer of Arbinet Digital Media Corporation and severed the remaining employees in this segment. We recognized a severance charge of $0.5 million in the three months ended September 30, 2008, which is reflected in the loss from discontinued operations.

Comparison of Three Months Ended September 30, 2007 and 2008

Trading revenues and cost of trading revenues

Trading revenues decreased 18.6% from $116.7 million for the three months ended September 30, 2007 to $95.0 million for the three months ended September 30, 2008. The decrease in trading revenues was due to both a decrease in the volume of minutes and a lower average trade rate per minute, traded on our exchange.

A total of 3.11 billion minutes were bought and sold on our exchange in the three months ended September 30, 2008, a decrease of 14.1% from the 3.62 billion minutes for the three months ended September 30, 2007. This decline was principally due to a 17% decrease in the number of completed calls from 483.3 million in the three months ended September 30, 2007 to 401.0 million for the three months ended September 30, 2008. This decrease in calls was partially offset by an increase in the average call duration (ACD) from 3.8 minutes per call on our exchange for the three months ended September 30, 2007 to 3.9 minutes per call for the three months ended September 30, 2008. Average call duration, a recognized measure of call quality within the telecommunications industry, is influenced by various factors including changes in geographic markets, the mix of fixed versus mobile calls and the quality of the underlying termination. During the three months ended June 30, 2008, the ACD for completed calls on our exchange was 3.53 minutes, its lowest level since the inception of the Company. In an effort to increase the ACD of calls completed on our exchange, during the quarter ended September 30, 2008, we began to implement corrective measures, including the elimination of certain routes offered on our exchange. We believe these actions significantly contributed to the decline in minutes bought and sold on our exchange during the three months ended September 30, 2008, and will continue to impact volumes during the fourth quarter. In addition, we expect volatility in the mix of fixed versus mobile calls and the mix of geographic markets traded on our exchange to continue in the future.

As a result of decreases in trading revenues, cost of trading revenues decreased 18.6% from $116.8 million for the three months ended September 30, 2007 to $95.1 million for the three months ended September 30, 2008.

    Indirect costs of trading and fee revenues decreased 2.7% from $5.0 million for the three months ended September 30, 2007 to $4.8 million for the three months ended September 30, 2008. This decrease was principally attributed to lower compensation related expenses.

Fee revenues

Fee revenues decreased 6.5% from $12.5 million for the three months ended September 30, 2007 to $11.7 million for the three months ended September 30, 2008. Fee revenues decreased as a result of a decline in trading activities on our exchange partially offset by favorable pricing. Average fee revenue per minute was $0.0038 in the three months ended September 30, 2008, compared to $0.0035 in the three months ended September 30, 2007. Average fee revenue per minute increased primarily as a result of changes in the mix of both geographic markets and members trading activity on our exchange. In addition, we experienced increased sales of certain premium service offerings including increased fees for providing accelerated payments to members. In the future, we may provide incentives to improve liquidity in our exchange and that, along with members continuing to achieve higher volume levels, may lead to a decline in average fee revenue per minute.

Sales and marketing

Sales and marketing expenses were approximately $2.4 million for both the three months ended September 30, 2007 and the three months ended September 30, 2008.

General and administrative

General and administrative expenses decreased 25.4% from $2.9 million for the three months ended September 30, 2007 to $2.2 million for the three months ended September 30, 2008. This decrease was principally attributable to lower compensation related expenses.

Depreciation and amortization

Depreciation and amortization increased 6.7% from $1.8 million for the three months ended September 30, 2007 to $1.9 million for the three months ended September 30, 2008. This increase is primarily attributable to additional capital expenditures made by the Company offset by certain assets that are fully depreciated.

Severance charges

During the third quarter of 2008, the Company recorded a severance charge of $1.3 million related to a departure and transition services agreement entered into with our former Chief Executive Officer, and a workforce reduction of certain employees in our core Voice and Data business, including the termination without cause of our former Chief Operating Officer and Chief Marketing Officer

Restructuring

During 2001 and 2002, the Company exited two leased facilities and established a reserve for the future lease obligations, net of estimated sub-lease income. In August 2007, we decommissioned certain fixed assets at 611 West 6th Street in Los Angeles and relocated its Los Angeles switch operations to one of the sites that had been exited in December 2002. As a result, we recognized a gain of $1.0 million representing the reversal of the remaining liability related to abandoned space placed back into service. In addition, we recognized a charge of $0.3 million representing the present value of future lease obligations remaining on the West 6th Street location. A gain of $0.7 million, representing the net impact of these two transactions, is reflected as a restructuring benefit in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2007.

Interest and other income/expense

Interest income decreased from $0.7 million for the three months ended September 30, 2007 to $0.2 million for the three months ended September 30, 2008. This decrease was primarily due to lower average balances in 2008 versus 2007 of invested cash and marketable securities. Interest expense decreased from $0.2 million for the three months ended September 30, 2007 to $0.1 million for the three months ended September 30, 2008. This decrease was principally due to lower fees paid by the Company under its third party credit arrangements, mainly attributable to decreased in the volume of minutes traded on our exchange and reduced utilization of credit by our members. Other income (expense), increased $0.1 million for the three months ended September 30, 2008 compared to September 30, 2007. This principally reflects $0.1 million increase in late fees charged to our members.

Foreign currency exchanges gains (losses)

The foreign currency exchange gain for the three months September 2007 was $0.2 million compared to a foreign currency exchange loss of $2.4 million for the three months ended September 30, 2008. The foreign currency translation gains (losses) represent the impact of currency fluctuations on U.S. denominated obligations of our U.K. subsidiary.

Provision for income taxes

The Company recorded an income tax provision of approximately $64 and $331 for the three months ended September 30, 2007 and 2008, respectively. The income tax provision in 2007 represented the statutory requirements for state taxes. The income tax provision in 2008 is based upon the Company’s 2008 estimated effective annual tax rate of approximately 13.8%.

On January 1, 2007, we adopted the provisions of FIN 48, which require that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. Approximately $200 of interest relating to uncertain tax positions has been included in the income tax provision for the three months ended September 30, 2008.

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

Digital Media

In August 2006, we established a new subsidiary, Arbinet Digital Media Corporation, to explore and develop products and services to address the market opportunity presented by the exchange of digital media. As part of our digital media strategy, in December 2006, the Company, through its wholly-owned subsidiary, Broad Street Digital Inc., acquired all of the outstanding common stock of Flowphonics Limited (renamed Broad Street Digital (“Broad Street Digital”)), a license management platform for intellectual property rights and digital content distribution. The purchase price was approximately $2.1 million, including transaction costs.

To increase resources available for our core businesses, in the first quarter of 2008, the Company announced a decision to explore strategic alternatives for Broad Street Digital. As a result of this decision, we recognized an impairment charge of approximately $2.3 million in the fourth quarter of 2007, to write down the intangible and long lived assets, including $0.4 million of goodwill, of Broad Street Digital to their estimated fair value.

During the second quarter of 2008, the Company made a decision to cease all activities related to the digital media market. As a result, the digital media segment has been presented as a discontinued operation in the accompanying financial statements for all periods presented.

On August 5, 2008, the Company entered into an agreement to sell substantially all of the assets of Broad Street Digital. In the second quarter of 2008, the Company recorded a charge of $250, to adjust the carrying value of the Broad Street Digital assets to the estimated net proceeds from the transaction, which was completed on August 19, 2008. In connection with ceasing digital media activities, we entered into a separation and release agreement with the Chief Operating Officer of Arbinet Digital Media Corporation and severed the remaining employees in this segment. We recognized a severance charge of $0.5 million in the three months ended September 30, 2008, which is reflected in the loss from discontinued operations.

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

During the nine months ended September 30, 2008, capital expenditures for continuing operations were $5.2 million related primarily to amounts paid for software development, the purchase of telecommunications switching equipment and computer equipment. At September 30, 2008, we had cash and cash equivalents of $8.4 million and marketable securities of $13.2 million. We also are party to a $25.0 million lending facility with Silicon Valley Bank (“SVB”), under which we can borrow against our accounts receivable and general corporate assets. As of September 30, 2008, the full $25.0 million was available to us as no amounts were outstanding under this facility. Our current credit facility with SVB expires on November 28, 2008. We expect to extend the expiration date on this facility.

On February 28, 2008, the Company announced that its Board of Directors had approved a special one-time cash distribution of $0.40 per share. The aggregate total distribution of approximately $10.0 million was paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. The special cash distribution replaced the Company’s existing $15.0 million 2007 Repurchase Plan, previously announced on June 11, 2007, under which the Company repurchased 836,997 shares. Other than this one-time cash distribution, we do not currently anticipate paying any cash dividends in the foreseeable future.

On May 22, 2008, the Board of Directors authorized the repurchase of up to $8.0 million of the Company’s common stock at anytime and from time to time (the “2008 Repurchase Plan”). Under the 2008 Repurchase Plan, which expired August 27, 2008, 1,918,516 shares were repurchased for an aggregate of approximately $7.1 million. These shares are included as a component of treasury stock in the accompanying consolidated balance sheet.

We believe that our current cash balances should be sufficient for us to fund our current operations for the foreseeable future. To the extent we require additional capital to fund our working capital or capital expenditure, we intend to seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all.

The following table sets forth components of our cash flows for the following periods:

	Nine Months Ended September 30,
	2007	2008
Net cash (used in) operating activities - continuing operations	$(226)	$(3,195)
Net cash (used in) provided by operating activities for discontinued operations	(4)	748
Net cash provided by investing activities - continuing operations	6,724	2,025
Net cash (used in) investing activities for discontinued operations	(980)	(461)
Net cash used in financing activities	(9,732)	(19,105)

Cash (used in) provided by operating activities - continuing and discontinued operations

Cash used in operating activities - continuing operations for the nine months ended September 30, 2008 of $3.2 million was comprised of net loss of $3.7 million, certain adjustments for non-cash charges including depreciation and amortization of $5.6 million, non-cash compensation of $1.4 million, an impairment charge of $0.5 million, foreign currency exchange loss of $2.4 million and a net change in operating assets and liabilities of ($7.2) million. The net change in operating assets and liabilities includes a reduction in trade accounts receivable and accounts payable principally due to a decline in trading volume on our exchange. Accounts payable also decreased due to payments made in 2008 for certain 2007 expenditures including legal and capital items. The net change in operating assets and liabilities also reflects prepayments for insurance and certain hardware and software contracts during 2008 and an increase in the VAT receivable for our U.K. Subsidiary. Cash provided by operating activities for discontinued operations was $0.7 million for the nine months ended September 30, 2008.

Cash used in operating activities - continuing operations for the nine months ended September 30, 2007 of $0.2 million was principally attributed to a net loss of $1.3 million, adjusted for non-cash charges including depreciation and amortization of $6.0 million, non-cash compensation of $1.5 million partially offset by $0.7 million of restructuring gain on recaptured charges for abandoned lease property and foreign currency exchange gain of $0.4 million and net change in operating assets and liabilities of ($3.3) million. The net change in operating assets and liabilities of ($3.3) million includes a reduction in accounts receivable due to more timely collections and a reduction of accounts payable due to payments made in 2007 for legal and capital spending that occurred during 2006. Net operating assets and liabilities also reflect prepayments for insurance and certain hardware and software contracts during 2007 and the decommission of certain fixed assets located at the Company’s EDP in London, which were classified as assets held for sale.

Cash provided by (used in) investing activities - continuing operations and discontinued operations

Total capital expenditures for the nine months ended September 30, 2008 were $5.2 million related primarily to the purchase of capitalized software and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the nine months ended September 30, 2008 were $18.1 million and $25.2 million, respectively. We recorded net proceeds from the sale of Broad Street Digital of $0.2 million. Total capital expenditures for the nine months ended September 30, 2007 were $3.9 million related primarily to the purchase of computer equipment and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the nine months ended September 30, 2007 were $32.4 million and $43.1 million, respectively. Cash used in investing activities for discontinued operations was $1.0 million and $0.5 million for the nine months ended September 30, 2007 and 2008, respectively.

Cash used in financing activities

Cash used in financing activities for the nine months ended September 30, 2008 was primarily attributable to a one time special cash distribution of approximately $10.0 million. The special cash distribution was paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. In addition, $1.8 million was utilized for the purchase of treasury shares in accordance with the 2007 Repurchase Plan, which was adopted and announced on June 11, 2007 and $7.1 million was utilized for the purchase of treasury shares in accordance with the 2008 Repurchase Plan, which was adopted and announced on May 22, 2008. We also paid $0.5 million in notes payable and received an advance from SVB under the Non-Recourse Receivable Purchase Agreement of $0.5 million.

Cash used in financing activities for the nine months ended September 30, 2007 was primarily attributable to the repayment of $7.5 million in advances from SVB under the Non-Recourse Receivable Purchase Agreement and the repayment of approximately $0.1 million in debt and the purchase of treasury shares of $2.1 million.

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

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on our exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on our exchange. As part of managing the credit risk associated with buyers on our exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

•
Netting. We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the nine months ended September 30, 2008, 26% of our trading revenues were offset by selling activity.

•
Credit risk assessment and underwriting. GMAC Financial Services (“GMAC”) and SVB provide us with credit risk assessment and credit underwriting services. Under the terms of our agreements with GMAC and SVB, GMAC and SVB assume the credit risk of selected members so that they may purchase voice calls or Internet capacity on our exchange.

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

We occasionally issue internal credit lines to our members based on our review of a member’s financial statements and payment history with us. These internal credit lines may be in excess of the credit lines issued by our third party underwriters. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. While there are no written procedures regarding the extension of credit lines, we have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. In 2008, approximately 82% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which our third party underwriters covered 35%. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues which could materially affect our results of operations.

We record the proceeds from the sale of receivables under the SVB Receivable Agreement, as a liability until sums received from members are remitted to SVB. Approximately $0.3 million as of December 31, 2007 and $0.7 million as of September 30, 2008 of proceeds from the sale of receivables are reflected in “Trade Accounts Receivable” and “Due to Silicon Valley Bank” in the accompanying consolidated balance sheets.

We have certain minimum annual commissions due pursuant to the terms of our agreements with each of GMAC and SVB. Pursuant to the terms of our agreement with GMAC, which has been extended until April 30, 2009, and pursuant to the terms of our agreement with SVB, which terminates on November 28, 2008, we are required to pay aggregate minimum annual commissions of $370,000.

Subsequent Events

On November 4, 2008, the Company’s Board of Directors authorized the Company to purchase up to $5.0 million of shares of the Company’s common stock. Stock repurchases will be made from time to time in the open market. This stock repurchase program may be suspended or terminated at any time without prior notice, and has no expiration date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exposure

The financial position and results of operations of our U.K. subsidiary are measured using GBP as the functional currency. The foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. The percentage of trading revenues and fee revenues denominated in GBP were approximately 0% and 11% for the year ended December 31, 2007 and 0% and 9% for the nine months ended September 30, 2008.

Interest rate exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at September 30, 2007 or September 30, 2008. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and at September 30, 2008 our portfolio maturity was relatively short. Assuming an average investment level in short-term interest bearing securities of $10.0 million, a one-percentage point decrease in the applicable interest rate would result in a $100,000 decrease in interest income.

Under the terms of our credit agreement with SVB, our borrowings bear interest at the prime rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10,000 assuming $1.0 million of borrowings. At September 30, 2008, we had no outstanding borrowings under this agreement.

Item 4.  Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 1 OTHER INFORMATION

Item 1.  Legal Proceedings

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

World Access Proceeding

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group (collectively “the Debtors”), filed a lawsuit against the Company in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors seek recovery of certain payments they made to us as a buyer on our exchange, which total approximately $855. The Debtors claim that such payments were preferential transfers under the Bankruptcy Code. The Debtors also seek costs and expenses, including attorneys’ fees and interest. The Company filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. The parties have agreed in principle to settle this matter and are preparing settlement documentation. We have accrued an amount equal to the anticipated settlement.

Item 1A.  Risk Factors

Recent changes in our senior management may be disruptive to our business.

On September 4, 2008, William M. Freeman, our former Chief Executive Officer and President, departed. Shawn F. O’Donnell, one of our Directors, was appointed to succeed Mr. Freeman as Chief Executive Officer and President, and Mr. Freeman remained as Chairman of our Board of Directors. This change in our senior management may prove disruptive to our business and there may be uncertainty among our investors, members, employees, and others concerning our future direction and performance. Further, we cannot be certain how much time will be required to make the transition to new management, which may adversely affect our financial condition or disrupt our business.

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

The following table provides information as of and for the quarter ended September 30, 2008 regarding shares of the Company’s common stock that were repurchased under the Company’s 2008 Repurchase Plan.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Repurchase Plans (1)
Balance at beginning of period	1,933,258	$4.46	1,933,258	$4,054,000
7/1/08 - 7/31/08	487,018	$3.89	2,420,276	2,160,000
8/1/08 - 8/31/08	335,237	3.86	2,755,513	-
9/1/08 - 9/30/08	-	-	-	-

Total	2,755,513	$4.28	2,755,513	$-

(1)  On May 22, 2008, the Board of Directors authorized the Company, effective May 27, 2008, to repurchase up to $8.0 million of shares of its common stock (the “2008 Repurchase Plan”). Stock repurchases will be made from time to time in open market or privately negotiated transactions as market conditions warrant. We hold the repurchased shares as treasury stock. The 2008 Repurchase Plan expired on August 27, 2008.

Item 6.   Exhibits

Exhibit No.	Description of Exhibit

10.1
Non Qualified Stock Option Agreement by and between Shawn F. O’Donnell and Arbinet-thexchange, Inc., dated as of September 2, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2008).

10.2
Employment Agreement by and between Shawn F. O’Donnell and Arbinet-thexchange, Inc., dated as of September 2, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2008).

10.3
Separation and Transition Services Agreement by and between William M. Freeman and Arbinet-thexchange, Inc., entered into as of September 3, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2008).

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

ARBINET-THEXCHANGE, INC.

Date: November 10, 2008	/s/ Shawn F. O’Donnell
Shawn F. O’Donnell President and Chief Executive Officer (Principal Executive Officer)

/s/ John B. Wynne, Jr.
Date: November 10, 2008	John B. Wynne, Jr. Chief Financial Officer (Principal Financial Officer)