Form 10-K
period 2008-12-31
ARBINET THEXCHANGE INC
filed 2009-03-16
CIK 1136655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

(732) 509-9100

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates computed by reference to the last reprinted sale price on June 30, 2008 was $72,845,677. As of March 1, 2009, there were outstanding 22,227,271 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Arbinet-thexchange, Inc. definitive proxy statement for the 2009 Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K reported, and certain documents are incorporated by reference to Part IV.

ARBINET-THEXCHANGE, INC.

i

PART I

Item 1. Business

Overview

We are a leading solutions provider for the telecommunications industry, based primarily upon an electronic market for trading, routing and settling communications capacity. Members of our exchange, consisting primarily of communications services providers, buy and sell voice calls and Internet capacity through our centralized, efficient and liquid marketplace. Communications services providers that do not use our exchange, generally individually negotiate and buy access to the networks of other communications services providers to send voice calls and Internet capacity outside of their networks. We believe that we provide a cost-effective and efficient alternative to these direct connections. With a single interconnection to our exchange, members have access to all other members’ networks. Members or their agents place orders through our web-based interface. Sellers or their agents post sell orders on our exchange to offer voice calls and Internet capacity for specific destinations, or routes, at various prices. We independently assess the quality of these routes and include that information in the sell order. Buyers place buy orders based on route quality and price and are matched to sell orders by our trading platform and our proprietary software. When a buyer’s order is matched to a seller’s order, the voice calls or Internet capacity are then routed through our state-of-the-art facilities. We invoice and process payments for our members’ transactions and manage the credit risk of buyers primarily through our credit management programs with third parties. In addition to our trading activities, we have also developed a suite of complementary services to help customers become more cost and operationally efficient by, for example, reducing their number of bilateral agreements.

Through our exchange, members have access to communications capacity in substantially every country in the world. As of December 31, 2008, we had 1,146 members who subscribed to our voice trading services, including the world’s ten largest communications services providers. The following table illustrates the changing mix of the minutes traded on our exchange for voice calls:

Year Ended December 31,	Members	Minutes (In Billions)	% Change from Prior Year	Wireline/Wireless Mix		Traditional Networks/VoIP
				Wireline	Wireless	Traditional	VoIP
2006	693	12.6	6%	56%	44%	74%	26%
2007	990	14.4	14%	56%	44%	65%	35%
2008	1,146	13.2	(8)%	52%	48%	59%	41%

Recent Developments

We have traditionally operated as a neutral, anonymous exchange. However, as part of our strategy to improve our product and service offerings, and simplify our customers’ experiences, we created a separate subsidiary, Arbinet Carrier Services, Inc., which sought and obtained a license from the Federal Communications Commission, which provides the Company the authority to provide facilities-based and resale international common-carrier services pursuant to 47 C.F.R. section 63.18 (e)(1) and (2). It is our intention to utilize our common-carrier license to obtain international origination and termination for unserved or underserved markets on our exchange, thereby creating more supply and demand on our exchange.

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

Voice Industry

The voice industry is characterized by changes driven by deregulation in telecommunications markets around the world, an increase in and shift of minutes to wireless and the acceptance of Voice over Internet Protocol (“VoIP”) as an alternative to traditional TDM based wireline phone service. Over the past 25 years, international voice traffic has grown just over 14% annually. In the late 1990s competition in most of Europe and Asia resulted in sharp price declines of international termination substantially increasing voice traffic. More recently, volume increases have been driven by the rapid expansion of mobile phone usage. In 2008, the overall growth rate of voice minutes (TDM based and VoIP combined) was approximately 12% rather than the 13 – 15% per year growth rates experienced in previous years. This decline in the rate of growth is considered a permanent shift and is attributed to three primary factors: 1) increasing mobile saturation, 2) VoIP incursion and other computer-to-computer calling and 3) the diminished ability of price cuts to stimulate additional demand. Current drivers of existing demand include:

•	Deregulation. According to TeleGeography, a leading industry source for current and historical telephone traffic statistics, in 1995, nearly half of the world’s international voice traffic was originated in the 15 countries that had opened their international long-distance markets to competition. By 2007, 30 countries, accounting for 87% of the world’s international traffic, had liberalized their international and domestic long-distance markets.
•	Shift to Wireless. Consumer phone usage is shifting from fixed-line phones to wireless phones. According to TeleGeography, mobile phones have outnumbered fixed-line phones since 2002 and accounted for 73% of worldwide phone lines in 2008, compared with 59% in 2004.
•	VoIP. VoIP permits a user to send voice, fax and other information over the Internet, rather than through a regular telephone network system based on switches, commonly referred to as a public switched telephone network, or PSTN. VoIP is used as a low-cost solution to provide call completion, or termination, to telecommunications services providers. The low cost of launching a telecommunications business with VoIP, coupled with deregulation in telecommunications markets, has driven fragmentation of communications services markets. VoIP is now being used as a way to provide local and long-distance phone service to consumers and enterprises. Cable companies and VoIP service providers are driving current consumer adoption of VoIP and are expected to capture a significant share of the overall voice market. According to TeleGeography, annual international VoIP traffic has grown from less than 10 million minutes in 1997 to 77.7 billion minutes in 2007.

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

The international data market is currently growing at over 40% per year driven by peer-to-peer networking and web browsing. Our current data offering includes an exchange for the buying and selling of internet capacity and services to enhance transit quality and reduce network cost such as OptimizedIP®. Given the high growth and term-based contracts associated with data services, we believe the data business provides a more predictable and stable revenue stream.

Traditional Communications Services Industry Business Practices

Communications services providers must access other networks to send and receive voice and data traffic. As the industry continues to fragment, establishing, managing and maintaining many direct interconnections have become cumbersome and expensive.

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

Our Solution

We have created a global, automated, standardized, single center of commerce to trade, route and settle voice calls. Our exchange-based trading system permits buyers and sellers to transact business in a centralized, broad, liquid, open market, rather than on a one-to-one basis, and incorporates the following attributes:

Trade

•	Global Access. Our exchange provides members with access to capacity to substantially every country in the world.
•	Single Interconnection. We currently have exchange delivery points, or EDPs, in New York, Los Angeles, Miami, London, Frankfurt and Hong Kong. Our members connect their networks to our EDPs through a local network provider or over the Internet using VoIP. Through a single interconnection to one of our EDPs, our members can seamlessly trade with and route to all other members on our exchange. Typically, the interconnection does not require a member to purchase new equipment or incur material expenses or time.
•	Web-Based Platform. Our members place orders through our web-based trading platform.
•	Customized Ordering. The buyers on our exchange can prioritize their orders by specifying the highest quality within their given price range, or the lowest price at their requested level of quality.
•	Market Intelligence. We provide our members with daily reports that detail quality, price, volume and cost savings information by destination relating to their account and across our entire exchange.

Route

•	Patented Automated Order Matching. Using our proprietary software and patented processes, our trading platform automatically creates a routing table that prioritizes member orders based on the quality and price parameters entered into our web-based interface. This routing table is automatically queried by our switches.
•	Automated Delivery Process. When the buyer sends traffic to our exchange, our proprietary software automatically routes the traffic to the prioritized matched sellers.
•	Standardized Quality Control. We independently measure the quality of each seller’s route and regularly update that rating on our trading platform.

Settle

•	Centralized Settlement. We provide invoices for all transactions on our exchange by each seller and buyer in the relevant settlement period.
•	Netting. We net the buying and selling of our members’ trading activity on the exchange and issue one trading invoice for ease of administration and improved working capital.
•	Credit Risk Management. We manage the credit risk of the buyers on our exchange through our arrangements with GMAC Commercial Finance LLC, or GMAC, and Silicon Valley Bank, or SVB, the netting of our members’ buying and selling activity, prepayment programs, cash deposits and letters of credit. Every hour, our CreditWatch system calculates a member’s net trading balance against its credit line and automatically alerts the affected member and us as the member approaches target thresholds of its credit line. We utilize our CreditWatch system on a member-by-member basis. This enables us to monitor and better manage our credit exposure for voice termination.

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

•	Benefits of a Single Interconnection. By establishing a single interconnection to one of our six EDPs or connecting to our exchange over VoIP, and executing a standard membership agreement with us, communications services providers can gain immediate targeted access to and a link with hundreds of buyers and sellers. This replaces the lengthy, costly and highly negotiated process of searching for and interconnecting to other communications services providers on a one-to-one basis and managing these interconnections on an ongoing basis. Furthermore, by aggregating traffic through a single interconnection to our exchange, we believe that our members can improve their network utilization by increasing the traffic they buy and sell through their existing infrastructure.
•	Benefits of Our Trading Platform and Automatic Routing. We believe our buyers are able to lower their costs for voice capacity at their specified quality criteria because buyers have access to quality and price data of numerous sellers. We eliminate the need for buyers to independently assess the quality of each seller’s network by providing a centralized and up-to-date source of quality ratings, enabling buyers to make quality comparisons between sellers’ routes.
•	Benefits of Our Settlement and Credit Risk Management Features. Our settlement procedures are standardized and centralized. We handle all invoicing for voice calls and Internet capacity sold on our exchange. Members receive a single payment or invoice from us reflecting net buying or selling activity on our exchange. This settlement reduces members’ administrative costs and improves their working capital. We eliminate bad debt exposure for sellers, because we assume the credit risk of every transaction executed on our exchange. We pay our sellers regardless of whether we have collected payment from the buyers. We believe our standard settlement terms accelerate the payment and improve cash flow for our sellers.

Our Strategy

The key elements of our strategy are:

Expand our voice and data business through the following initiatives:

•	Increase Participation on Our Exchange from Existing Members. We believe our members benefit from economies of scale as they send more voice calls through our exchange allowing them to further reduce their expenses and reallocate resources. By exploring ways to make our exchange easier to use and demonstrating the cost savings of our exchange to senior management of our members, we believe members will increase their participation on our exchange.
•	Increase Membership on Our Exchange. We intend to continue to add members to our exchange in order to increase liquidity and volume. We are focusing our sales and marketing efforts on incumbent national carriers, regional Bell operating companies and competitive communications services providers in deregulated markets in North America, Western Europe, Middle East, Asia and Latin America. We are also focusing our sales efforts on communications services providers that we believe are best positioned to add market share as minutes shift to wireless and VoIP, including wireless communications services providers, cable companies and VoIP service providers.
•	Growing the Data Business. The international data market is growing at over 40% per year, driven by peer-to-peer networking and web browsing. Our current data offering includes an exchange for the buying and selling of Internet capacity and services to enhance transit quality such as OptimizedIP. Given the term-based contracts associated with data services, we believe the data business provides a more predictable and stable revenue stream. We are focusing on growing our data business through incremental sales resources and the recent opening in November 2008 of a new data exchange point of presence (“POP”) in Hong Kong.

•	Develop, Market and Expand Complementary Services. We plan to leverage our platform, intellectual property and long-term relationships to develop new products and services that enable our members to move more traffic to our platform and to manage the increased complexities of routing traffic across traditional and VoIP networks. In addition, these services allow us to help customers become more cost and operationally efficient, by, for example, reducing their number of bilateral agreements.
•	Develop Ways of Simplifying the Use of Our Exchange. We plan to develop alternative ways of enabling large carriers to use our services including our ability to utilize some of the processes that they normally use in routing traffic to their various alternative providers of termination. This can include the offering of termination services using weekly rate offers, or negotiating favorable termination rates based on an expected volume. This may utilize the newly acquired 214 license from the Federal Communications Commission.
•	Improve Quality of Traffic on Our Exchange. In the second half of 2008, we began a concerted effort to increase the traffic quality and the average call duration (“ACD”) of calls on our exchange. These measures included eliminating and streamlining many of the routes offered. Although we completed this process in the fourth quarter, these efforts resulted in a decline of the number of minutes bought and sold on our exchange. We believe that the decision to streamline some of our routes will positively influence our business in the long term, as evidenced by an increase in the average call duration from the second quarter of 2008 to the fourth quarter of 2008.

Services

Overview of Products and Services

We offer the following services:

Voice Exchange

We operate the world’s largest electronic marketplace for communications trading. Our online trading platform enables 1,146 fixed and mobile service providers to buy, sell, deliver and settle over 13.2 billion minutes per year.

PrimeVoiceSM.  PrimeVoice is our most dynamic service, rematching orders and updating a seller’s quality profile every four hours. PrimeVoice allows our buyers and sellers to take full advantage of changes in quality and prices of voice traffic on our exchange every four hours.

SelectVoiceSM.  SelectVoice allows quality sensitive buyers to trade with the highest quality sellers. By requiring that the seller’s quality remain constant over a four-day period, SelectVoice offers stable supply to our buyers.

DirectAxcessSM.  Many members require direct connection to the owner of an in-country network for the termination of segments of their voice traffic. DirectAxcess gives members a direct connection to fixed and mobile networks. Buyers purchase routes directly from the network operators. Sellers earn a premium for selling direct access to their network or bilateral connections. Bid and ask orders remain matched, ensuring long-term termination to quality routes.

RapidClearSM.  RapidClear is an accelerated settlement service we offer for a fee, where sellers can elect to be paid in advance of our standard settlement terms.

SoftSwitchAxcessSM.  Our SoftSwitchAxcess service allows communications services providers, including non-members, to outsource VoIP switching and control routing. It also provides carriers with a secure platform to safeguard their commercial relationships and company information, and manage routes and rates simply with an advanced online interface. We charge customers a per-minute fee for this service.

AssuredAxcessSM.  AssuredAxcess is a service that automatically routes a buyer’s call directly to its destination. Buyers do not manage orders as they do in our traditional exchanges. Calls are automatically distributed between selling members to achieve the highest possible performance and lowest cost targets. Rates are fixed for 15 or 30 days.

PrivateExchangeSM.  PrivateExchange is an outsourced solution that allows communications services providers to manage their bilateral commercial agreements, including rate negotiations, while we manage routing, reporting, credit risk and settlement.

Global Number Portability.  Global Number Portability Query Services allow a carrier to query our systems for information about the carrier currently serving an end customer in order to route and rate the call correctly.

Internet Exchange

We provide a leading marketplace for Internet Protocol (“IP”) transit and paid peering. More than 200 Internet service providers (“ISPs”) and content sites buy, sell, deliver and settle IP transit and peering on our exchange.

OptimizedIPSM.  Businesses currently buy Internet capacity on a best efforts basis. By automatically measuring and selecting the best performing Internet routes from each seller, OptimizedIP supports our quality sensitive buyers that want to maximize the quality of their Internet traffic within their price requirements. Offered as an exchange-based route control and optimization service, buyers of OptimizedIP establish a price limit for their Internet capacity on our exchange and we optimize a buyer’s traffic by dynamically routing traffic across all of the sellers that meet the buyer’s price criteria using our proprietary and patent pending route optimization technology.

SelectIPSM.  Companies that sell Internet capacity do not deliver the same quality levels to every destination. SelectIP allows members to trade, route and settle traffic directed to a specific destination on the Internet or autonomous system number, or ASN. Buyers simply place ASN-specific bids on our exchange and choose from responding seller offers. SelectIP allows our members to purchase Internet capacity for specific ASNs for varying lengths of time.

PrimeIPSM.  Today, businesses purchase Internet capacity in a highly manual process involving requests for proposals. PrimeIP automates the buying and selling of Internet capacity, allowing our members to trade, route and settle standard Internet capacity through an automated system. Buyers simply place a bid on our exchange and can choose from responding sellers’ offers. PrimeIP allows our members to purchase Internet capacity for varying lengths of time.

Fee Revenue

We charge our members fees based on a variety of factors, including their membership type, usage and volume commitments, subscriptions to additional services, and the value of the destinations they buy or sell. Our members may pay the following fees:

•	Trading Fees. Minimum fees, payable monthly in advance, are based on the size of members’ connections to our EDPs. These minimum fees provide these members with a fixed amount of trading volume at no additional charge. When a member trades above the allotted trading volume associated with its minimum fee, the member then generally pays an incremental per minute or per megabyte fee on all traffic above the usage minimum. We offer volume-based discounts on both the minimum capacity fees and per minute and per megabyte fees.
•	Price Improvement. A fee representing the spread between the buy rate fixed by a buyer and the ask price from a seller.
•	Credit Risk Management Fee. A fee for centralized invoicing, shorter settlement period and outsourced credit risk management services.
•	Membership Fee. A membership fee to join our exchange.
•	Additional Service Fees. Fees for using additional value-added services. Currently, these fees include:
•	Inter-EDP. A fee for trading in multiple EDPs.
•	SelectRouting. A fee for traffic traded through our SelectVoice services.

•	OptimizedRouting. A fee for traffic traded through our OptimizedIP services.
•	RapidClear. A fee to receive payment earlier than our standard settlement terms.

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

As a worldwide exchange of international communications traffic, we do a small amount of business with telecommunications carriers in Iran and Sudan representing approximately 0.1% of annual revenues in 2006 and 2007 and approximately 0.4% of our annual revenues in 2008. We believe our business dealings with the telecommunications carriers in Iran and Sudan are permitted transactions under the applicable U.S. sanctions regimes administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), which permits certain transactions related to the receipt and transmission of telecommunications involving those countries. To our knowledge, we have no agreements with the governments of Iran and Sudan. We take seriously our obligation to comply with all applicable laws and regulations, including OFAC sanctions programs, and have a comprehensive OFAC compliance program, including training for key employees and written policies and procedures.

Technology

Our technology consists of a web-based interface through which our members and their agents place buy and sell orders and an automated, scalable, patented and integrated trading platform to match, route and settle our members’ trades. The software platform we use to provide for the delivery of traded capacity is proprietary to us and we have patented the process that matches buy and sell orders on our exchange and affects the delivery of traded capacity. We integrate our state-of-the-art database, financial, and customer-care software, server hardware and communications switches, signaling devices and VoIP gateways acquired from leading manufacturers with our proprietary trading platform to provide a full service solution handling trading, routing and settlement of voice and data services. Our technology consists of:

Customer Interface

Our members and their agents access our exchange through a web-based interface that allows them to place buy and sell orders that include quality and price parameters. Each member has its own dedicated, customizable trading environment that includes individualized traffic reports and online invoice access. Our member facing applications are run on state-of-the-art servers.

Automated Trading and Delivery Platform

Our system automatically matches buy and sell orders on our voice exchange every four hours. Our trading platform automatically creates an individualized routing table that prioritizes member orders based on the quality and price parameters entered into our web-based interface. This routing table is automatically downloaded into an Arbinet-developed Service Control Point (“SCP”), which is queried on a call-by-call basis by our switches in order to determine the correct routing for that individual call or session. As a result, when a buyer sends a voice call to our exchange, our systems can automatically determine which seller best meets the buyer’s quality and price requirements and route the traffic to the appropriate seller. If the seller cannot terminate the voice call, our systems automatically forward that traffic to the next seller that meets the buyer’s quality and price requirements. If no seller is able to accept the buyer’s traffic, our systems automatically return the traffic to the buyer to try alternative service providers to complete the traffic.

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

Our systems automatically generate reports that summarize the total activity on our exchange and the buy and sell activity for each member. These reports are useful to our members in determining the parameters within which they buy and sell minutes on our exchange.

TDM Switches, VoIP Gateways and Intelligence

Our members connect their networks to either our TDM switches or our VoIP gateways using private or public interconnections. This interconnection enables us to route all traffic that is traded on our exchange under the control of our highly specialized SCP intelligence that is able to route traffic to the unique telephone number used by a service provider.

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

Members

Our members consist primarily of communications services providers seeking to buy or sell communications capacity and include national, multinational and regional telecommunications carriers, wireless carriers, resellers and VoIP service providers. As of December 31, 2008, we had 1,146 members who subscribe to our voice trading services, on our exchange, compared to 990 members as of December 31, 2007, representing approximately a 16% increase. Our members include the world’s ten largest international communications services providers. Our members traded approximately 13.2 billion minutes in 2008 and approximately 14.4 billion minutes in 2007, representing a decrease of approximately 8%. No member in 2008 represented over 5% of our fee revenue, and our top ten members represented, in the aggregate, approximately 21% of our fee revenues. As of December 31, 2008, we had 206 members of data on our exchange.

Competition

Our members trade, route and settle voice calls and Internet capacity based on route quality and price through our automated trading platform, proprietary software and state-of-the-art facilities. We believe that we currently do not have any significant direct competitors who offer communications services providers the ability to trade, route and settle capacity based on quality and price in a liquid marketplace similar to ours. Although historically a number of companies attempted to provide similar functionality to communications services providers, many of these companies have either ceased related operations, or have become resellers of voice calls and/or Internet capacity. Although we believe that the network effect of our exchange and our intellectual property are significant barriers to entry into this business, new competitors may be able to create centralized trading solutions that replicate our business model, especially in the VoIP space.

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

We have been issued 40 domestic and international patents, and have 19 further pending patent applications related, among others, to a process for clearing telecommunications trading transactions. These patents relate, among other things, to a process that collects requests to purchase and offers to sell telecommunications services, from buyers and sellers of such services, matches the offers and requests and delivers the traded telecom services between matched sellers and buyers.

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

Arbinet® and Arbinet-thexchange® are registered trademarks of Arbinet-thexchange, Inc. ThexchangeSM, voice on thexchangeSM, OptimizedVoiceSM, SelectVoiceSM, PrimeVoiceSM, DirectAxcessSM, AssuredAxcessSM, PrivateExchangeSM, PeeringSolutionsSM, data on thexchangeSM, OptimizedIPSM, SelectIPSM, PrimeIPSM, SwitchAxcessSM, RapidClearSM, SoftSwitchAxcessSM, AxcessCodeSM, AxcessRateSM, and CreditWatchSM, are service marks of Arbinet-thexchange, Inc. Our logos, trademarks and service marks are the property of Arbinet-thexchange, Inc.

Employees

As of December 31, 2008, we had 121 employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers of the Registrant

The following table identifies our executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
Shawn F. O’Donnell(1)	44	President and Chief Executive Officer and Director	September 2008
John B. Wynne, Jr.(2)	47	Chief Financial Officer	October 2006
W. Terrell Wingfield, Jr.(3)	56	General Counsel and Secretary	September 2006
Steven Heap(4)	58	Chief Technology Officer	March 2004
Daniel Powdermaker(5)	45	Senior Vice President Sales and Marketing	December 2008

(1)	Shawn F. O’Donnell has been our President and Chief Executive Officer since September 2008. From April 2007 to September 2008, Mr. O’Donnell served as Senior Director at the management and operational consulting firm CXO, L.L.C. From March 2003 to December 2006, Mr. O’Donnell served as Chief Operating Officer of Capital & Technology Advisors, Inc, a consulting firm specializing in telecommunications and technology. From 1999 to 2002, Mr. O’Donnell was Executive Vice President of Network Services and Systems at PathNet Telecommunications, Inc., and prior to that, held various positions at MCI Telecommunications Corporation. Mr. O’Donnell received a B.S. from Pennsylvania State University and a Masters degree from Virginia Polytechnic University. He has been a member of Arbinet’s Board of Directors since July 2007. Mr. O’Donnell also serves on the Board of Directors for Shared Technologies Inc.
(2)	John “Jack” B. Wynne, Jr. has been our Chief Financial Officer since October 2006. From July 2006 to October 2006 he served as our Vice President of Finance. Mr. Wynne has also been a Partner in the New York practice of Tatum, LLC, an executive services and consulting firm, since October 2005. From December 2004 to October 2005, Mr. Wynne served in various private consulting roles. From December 2002 until April 2003, Mr. Wynne served as Chief Executive Officer and Chief Financial Officer of PromptCare Acquisition Corp. In April 2003, PromptCare Acquisition Corp. acquired The PromptCare Companies, Inc., and Mr. Wynne served as Chief Executive Officer and Chief Financial Officer of The PromptCare Companies, Inc. until November 2004. From June 2000 to July 2000, he was Vice President of Allied International Healthcare and from August 2000 to November 2002, he was Chief Financial Officer of Allied International Healthcare. From August 1996 to May 2000, Mr. Wynne served as Vice-President and then as Chief Financial Officer of Wassall USA, Inc. Prior to that Mr. Wynne worked at Coopers & Lybrand LLP, the predecessor to PricewaterhouseCoopers LLP, where he was an audit senior manager. Mr. Wynne received a B.S. degree from the University of Connecticut.
(3)	W. Terrell “Terry” Wingfield, Jr. has been our General Counsel and Secretary since September 2006. From October 2005 until his appointment as our General Counsel and Secretary, Mr. Wingfield had been Corporate Vice President of Business Development at Current Communications Group, LLC. From September 2004 until October 2005, he was a Principal with River Park Consulting, LLC. From November 2002 until August 2004, he was Executive Vice President, General Counsel and Corporate Secretary of RCN Corporation, and from October 2000 until November 2002, he was Senior Vice President, General Counsel and Secretary of Velocita Corp. Mr. Wingfield received a B.B.A. in Finance from the University of Georgia and a J.D. from the Walter F. George School of Law at Mercer University.
(4)	Steven Heap has been our Chief Technology Officer since March 2004 with responsibilities for technology, market management and product development. From August 2003 to September 2003, Mr. Heap served as Chief Operating Officer and Chief Technology Officer for ePHONE, a VoIP service provider. From November 2000 to July 2002, Mr. Heap was Senior Vice President and Chief Network Officer for the Internet backbone company, Aleron, Inc. Prior to November 2000, Mr. Heap held senior executive positions at Teleglobe, Inc., Concert Communications, and British Telecom. Mr. Heap graduated with Honors in Physics from Imperial College, University of London in 1972.

(5)	Dan Powdermaker joined Arbinet in December 2008 as Senior Vice President of Sales and Marketing. From August 1997 to October 2007, Mr. Powdermaker served in various roles with iBasis, Inc.: from March 2003 to October 2007 he served as Senior Vice President, Worldwide Sales; from January 2000 to March 2003 he served as Vice President, Europe, Middle East & Africa; from April 1998 to January 2000 he served as Vice President, Asia Pacific; and from August 1997 to April 1998 he served as Director, Business Development. Prior to joining iBasis, Mr. Powdermaker was in sales management at AT&T Global Services. Mr. Powdermaker graduated from the University of Chicago’s Graduate School of Business in 1995 and Harvard’s Advanced Management Program in 2008.

None of our executive officers is related to any other executive officer or to any of our Directors. Our executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified or until their resignation or removal.

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

Risks Related to Our Business

We have limited operating history as an exchange and experience risks and difficulties frequently encountered by companies in new and rapidly evolving markets which if not overcome, could be materially harmful to our business.

•	We began our operations in November 1996. In the second quarter of 2004, we introduced our exchange-based system for buying and selling Internet capacity. In 2006, we introduced a number of new products, including AssuredAxcess, PrivateExchange and Peering Solutions. We have experienced, and expect to continue to experience, risks and difficulties frequently encountered by companies in new and rapidly evolving markets. In order to overcome these risks and difficulties, we must, among other things:
•	generate sufficient usage of our exchange by our members;
•	maintain and attract a sufficient number of members to our exchange to sustain profitability;
•	execute our business strategy successfully, including successful execution of our Internet capacity business;
•	manage our expanding operations;
•	upgrade our technology, systems and network infrastructure to accommodate increased traffic and transaction volume and to implement new features and functions; and
•	achieve adoption by having customers and potential customers use our new products and services.

Our failure to overcome these risks and difficulties, and the general risks and difficulties frequently encountered by companies in new and rapidly evolving markets, could impair our ability to expand our business, continue our operations or have a material effect on our financial condition and operating results.

We have incurred a cumulative loss since inception and if we do not maintain or generate significant revenues, we may not return to profitability.

We have incurred significant losses since our inception in November 1996. At December 31, 2008, our accumulated deficit was approximately $111.9 million. We incurred a net loss of $14.9 million and $6.9 for the years ended 2008 and 2007, respectively. Even though we have taken steps to reduce our cost structure, we expect to incur significant future expenses, particularly with respect to the development of new products and services, deployment of additional infrastructure, and expansion in strategic global markets. To return to profitability, we must continue to increase the usage of our exchange by our members and attract new members in order to improve the liquidity of our exchange as well as continue to closely manage expenses. We must also deliver superior service to our members, mitigate the credit risks of our business, and develop and commercialize new products and services. We may not succeed in these activities and may never generate revenues that are significant or large enough to return to profitability on a quarterly or annual basis. A large portion of our revenues is derived from our members on a per-minute and per-megabyte basis. Therefore, a general market decline in the price for voice calls and Internet capacity may adversely affect the fees we charge our members in order to keep or increase the volume of member business, which could materially impact our future revenues and profits. Our failure to return to profitability would depress the market price of our common stock and could impair our ability to expand our business, diversify our product and service offerings or continue our operations.

Our members may not trade on our exchange or utilize our other services due to, among other things, the lack of a liquid market, which may materially harm our business. Volatility in trading volumes may have a significant adverse effect on our business, financial condition and operating results.

Traditionally, communications services providers buy and sell network capacity in a direct, one-to-one process. Our members may not trade on our exchange unless it provides them with an active and liquid market. Liquidity depends on, among other things, the number of buyers and sellers that actively trade on a particular communications route. Our ability to increase the number of buyers that actively trade on our exchange will depend on, among other things, the willingness and ability of prospective sellers to satisfy the quality criteria imposed by prospective buyers and upon the increased participation of competing sellers from which a buyer can choose in order to obtain favorable pricing, achieve cost savings and consistently gain access to the required quality services. Our ability to increase the number of sellers that actively trade on our exchange will depend upon the extent to which there are sufficient numbers of prospective buyers available to increase the likelihood that sellers will generate meaningful sales revenues. Alternatively, our members may not trade on our exchange if they are not able to realize significant cost savings. This may also result in a decline in trading volume and liquidity of our exchange. Trading volume is additionally impacted by the mix of hundreds of geographic markets traded on our exchange. Each market has distinct characteristics, such as price and average call duration. Declines in the trading volume on our exchange would result in lower revenues to us and would adversely affect our profitability because of our predominantly fixed cost structure. Volatility in trading volumes may have a significant adverse effect on our business, financial condition and operating results.

Our members may not trade on our exchange because such members may conclude that our exchange will replace their existing business at lower margins.

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

Our effort to increase the traffic quality of calls on our exchange could adversely affect our business prospects or results of operations.

In the second half of 2008, we began a concerted effort to increase the traffic quality of calls and the average call duration (“ACD”) of calls on our exchange. These measures included eliminating and streamlining many of the routes offered, resulting in a decline of the number of minutes bought and sold and a decline in our revenues. Although we completed this process in the fourth quarter of 2008, we cannot be certain that the volume of minutes bought and sold on our exchange will increase or return to previous levels, or that we will be able to reestablish the routes eliminated in this effort. We further cannot be certain that the increase in traffic quality will result in our revenues increasing or returning to previous levels. A failure to return to previous volumes or revenue levels could adversely affect our business, financial condition and operating results.

Our carrier strategy may adversely affect the activity of members on our exchange.

We have traditionally operated as a neutral, anonymous exchange. We established the carrier strategy to improve our product and service offerings, improve efficiencies and simplify our customers’ experiences. However, some of our members may view our development of a carrier strategy as competitive to their businesses and may limit or eliminate their activity on our exchange. Any such reduction could have a material affect on our financial condition and operating results.

Our standard member enrollment cycle can be long and uncertain and may not result in revenues.

Our member enrollment cycle for full membership on our exchange can be long, and may take up to 12 months or even longer from our initial contact with a communications services provider until that provider signs our membership agreement. Because we offer a new method of purchasing and selling international long-distance voice calls and Internet capacity, we must invest a substantial amount of time and resources to educate services providers regarding the benefits of our exchange. Factors that contribute to the length and uncertainty of our member enrollment cycle and which may reduce the likelihood that a member will purchase or sell communications traffic through our exchange include:

•	the strength of pre-existing one-to-one relationships that prospective members may already have with their communications services providers;
•	existing incentive structures within our members’ organizations that do not reward decision-makers for savings achieved through cost-cutting;
•	the experience of the trial trading process by prospective members;
•	an aversion to new methods for buying and selling communications capacity; and
•	the effect of the ongoing global financial and credit crisis on prospective members’ credit and cash flow.

If we fail to enroll new members, we may not increase our revenues, which would adversely affect our business, financial condition and results of operations.

We may require substantial additional funds to execute our business plan and, if additional capital is not available, we may need to limit, scale back or cease our operations.

We expect to meet our cash requirements for the next 12 months through a combination of cash flow from operations, cash, cash equivalents and short-term investments. If our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from our business, we may be required to borrow additional amounts under our credit facilities or seek additional financing sooner than anticipated.

Our current credit facility with SVB, expires on November 26, 2010. Even though we expect to extend the expiration date on this facility, we may default under this facility or may not be able to renew this credit facility upon expiration or on acceptable terms. In addition, we may seek additional funding in the future through public or private equity and debt financings. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product or service candidates or products or services, which we would otherwise pursue on our own. Additional funds may not be available to us on acceptable terms or at all, particularly in light of the current significant deterioration in general economic conditions and tightening of credit availability. If we are unable to obtain funding on a timely basis, we may not be able to execute our business plan. As a result, our business, results of operations and financial condition could be adversely affected and we may be required to significantly reduce or cease our operations.

Our settlement procedures subject us to financial risk on all receivables not accepted by GMAC or SVB under our credit arrangements or covered by our other methods of managing our credit risk. In addition, we may elect to forego potential revenues to avoid certain credit risks, which could materially affect our results of operations.

Under our settlement procedures, we pay a seller on our exchange the net sales price, or the total amount sold by a member less the amount purchased by that member in a given period, for its trading activity. We may not, however, collect the net sales price from the buyers on our exchange until after we have paid the sellers. We have established credit risk assessment and credit underwriting services with each of GMAC and SVB, which protect us from credit losses in the event of nonpayment due to bankruptcy. We are subject to financial risk for any nonpayment by the buyers for receivables that GMAC and/or SVB do not accept. We seek to mitigate this risk by evaluating the creditworthiness of each buyer prior to its joining our exchange, as well as requiring deposits, letters of credit or prepayments from some buyers. We also manage our credit risk by reducing the amount owed to us by our buying members by netting the buy amount and the sell amount for each member on our exchange. In 2008, approximately 80% of our trading revenues were covered by our third party credit agreements, netting, prepayments or other cash collateral, of which our third party credit underwriters covered 35%. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the future, we may elect to increase the amount of credit we extend to our customers we deem creditworthy in order to reduce our credit underwriting costs. As a result of the impact of current adverse market conditions on our customers, our customers may not be able to pay us when amounts are due or may be unable to pay us at any time. Similarly, current economic conditions may adversely impact GMAC or SVB resulting in the inability of such entities to pay us when they are obligated to do so or at any time. If buyers fail to pay us for any reason and we have not been able or have elected not to secure credit risk protection with respect to these buyers, our business could experience a material adverse effect. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues which could materially affect our results of operations.

We are exposed to the credit risk of our members not covered by our credit management programs with third parties, which could result in material losses to us.

There have been adverse changes in the public and private equity and debt markets for communications services providers that have affected their ability to obtain financing or to fund capital expenditures. In some cases, the significant debt burden carried by certain communications services providers has adversely affected their ability to pay their outstanding balances with us and some of our members have filed for bankruptcy as a result of their debt burdens, making us an unsecured creditor of the bankrupt entity. Although these members may emerge from bankruptcy proceedings in the future, a bankruptcy proceeding can be a slow and cumbersome process and unsecured creditors often receive partial or no payment toward outstanding obligations. Furthermore, because we are an international business, we may be subject to the bankruptcy laws of other nations, which may provide us limited or no relief. Even if these members should emerge from bankruptcy proceedings, the extent and timing of any future trading activity is uncertain. We have experienced losses due to the failure of some of our members to meet their obligations and then subsequently seeking protection of applicable bankruptcy laws. Although these losses have not been significant to date, future losses, if incurred, could be significant, particularly as a result of the impact of current adverse economic conditions and the tightening of credit availability on customers, and could harm our business and have a material adverse effect on our operating results and financial condition.

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

We may not be able to effectively manage the pricing risk, which could result in significant losses to us.

In certain instances, we offer our customers a fixed rate for specific markets for a set duration. We may assume the risk on the price of the minutes and we may not be able to secure the prices from sellers to ensure we do not lose money on the minutes purchased by the buyers. We could incur significant losses related to having a higher cost of minutes sold in relation to the price offered to the buyer of this service.

If we are not able to retain our current senior management team or attract and retain qualified technical and business personnel, our business will suffer.

We are dependent on the members of our senior management team, in particular, Shawn F. O’Donnell, our President and Chief Executive Officer, for our business success. Our employment arrangements with Mr. O’Donnell and our other executive officers are terminable on short notice or no notice. We do not carry key man life insurance on the lives of any of our key personnel. The loss of any of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could significantly affect our current and future growth. In addition, our growth may require us to hire a significant number of qualified technical and customer-facing personnel. There is intense competition for human resources, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful operation and growth of our exchange. The loss of the services of key personnel or the inability to attract new employees when needed could severely harm our business.

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

We may face a new set of competitors as we launch new products and services. Our PrivateExchange and AssuredAxcess solutions may compete with communications services providers’ legacy processes, communications services providers themselves and potentially other companies that provide software and services to communications services providers. Our VoIP Peering Solutions may compete with other companies trying to create solutions that help communications service providers and corporations that manage traffic across traditional and VoIP networks.

We may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully with these new competitors. These new competitors may be able to develop services or processes that are superior to our services or processes, or that achieve greater industry acceptance or that may be perceived by buyers and sellers as superior to ours. Where we compete with legacy processes, it may be particularly difficult to convince customers to utilize our exchange or replace or limit their existing ways of conducting business. This competition may lead to reduced expected revenues, failure to meet projections, unexpected expenses and may have a significant adverse effect on our business, financial condition and operating results.

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

The communications services industry is highly regulated in the United States and in foreign countries. Our business may become subject to various United States, United Kingdom and other foreign laws, regulations, agency actions and court decisions. The Federal Communications Commission, or FCC, has jurisdiction over interstate and international communications in the United States. The FCC currently does not regulate the exchange services we offer, but does regulate the carrier services we offer. If, however, the FCC determined, on its own motion or in response to a third party’s filing, that it should regulate our exchange services and that certain of our services or arrangements require us to obtain regulatory authorizations, the FCC could order us to make payments into certain funds supported by regulatory entities, require us to comply with reporting and other ongoing regulatory requirements and/or fine us. Further, the FCC may increase the regulatory oversight or associated costs on our carrier services. Our growth strategy may include activities that will subject us to additional regulation by the FCC. We are currently not regulated at the state level, but could be subjected to regulation by individual states as to services that they deem to be within their jurisdiction.

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

Changes in the regulatory framework under which our carrier subsidiary operates could adversely affect its business prospects or results of operations.

Our carrier subsidiary, Arbinet Carrier Services, Inc., is subject to regulation by the FCC and other federal, state and local agencies, which may restrict our ability to operate in or provide specified products or services. The adoption of new laws or regulations or changes to the existing regulatory framework could adversely affect our business plans. Further, compliance with the regulatory scheme will add expenses to our operating costs. We expect that improved product and service offerings, improved efficiencies and simplified our customers’ experiences resulting from this service will offset these concerns. A failure in this strategy may have a significant impact on our operational results.

Expanding and maintaining international operations will subject us to additional risks and uncertainties.

We expect to continue the expansion of our international operations, which will subject us to additional risks and uncertainties. We have established EDPs in New York City, Los Angeles, London, Frankfurt, Miami and Hong Kong, and we intend to expand our presence. Foreign operations are subject to a variety of additional risks that could have an adverse effect on our business, including:

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

Our pricing in our exchange and new products and services may not be sustainable and may decline over time.

As prices for international long-distance minutes continue to decline, we may need to charge our members less for utilization of our services. We may also need to reduce our prices to drive incremental minutes on our exchange. As we have a predominantly fixed-price operating cost structure, we are evaluating implementing pricing programs that maximize the volume and aggregate fee revenues to our exchange. We continue to explore additional volume discounting programs and alternative pricing programs to drive overall fee revenues. Our fee revenue per minute may decline in the coming quarters as we explore these pricing initiatives. We cannot be certain that our pricing programs will drive significant enough increases in volume to offset the price reduction and, therefore, our aggregate fee revenues could decline due to these pricing programs.

Due to reductions in personnel, we may not have the expertise and personnel to succeed.

In an effort to maintain an appropriate cost structure in light of our decline in revenue, we adopted certain cost-cutting initiatives that resulted in the downsizing of administrative, management, and executive positions over the past years. These initiatives may result in losses of efficiency due to increased demands and an increased reliance on our remaining employees. Any such losses of efficiency, or our inability to retain our remaining personnel, may lead to reduced revenues, failure to meet projections, including guidance regarding our financial results, and unexpected expenses which may have a significant adverse effect on our business, financial condition and operating results.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our independent auditors are required to report on the effectiveness of internal control over financial reporting. Our management is also required to report on the effectiveness of our disclosure controls and procedures. We have not had a material weakness in internal control since 2005, however, our management identified a material weakness in internal control over financial reporting which was disclosed in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 Such material weakness and deficiencies in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on our business, financial condition or results of operations. Further, if we do not remediate any known material weakness, we could be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, we could fail to timely meet our regulatory reporting obligations, or investor perceptions could be negatively affected; each of these potential consequences could have an adverse effect on our business, financial condition or results of operations.

Adverse conditions in the U.S. and international economies and the customers we serve could impact our results of operations.

Unfavorable general economic conditions, such as a recession or economic slowdown in the U.S. or in one or more of our other major markets, could negatively affect the affordability of and demand for some of our products and services. The business and operating results of communications service providers have been, and will continue to be, materially affected by worldwide economic conditions. Under these conditions the customers that we serve in the U.S. and abroad may experience reduced demands for their services, resulting in a reduction of their use of our services. The current tightening of credit in financial markets may affect our ability to obtain credit underwriting for our customers adequate to support their utilization of our services at previous or desired levels. In addition, adverse economic conditions may lead to an increased number of our customers that are unable to pay for our services. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions globally. If the global economic slowdown continues for a significant period or there is significant further deterioration in the global economy, the demand for our services will continue to be adversely impacted, and our results of operations, financial position and cash flows could be materially and adversely affected.

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

Our inability to expand or enhance our systems may limit our growth.

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

We use internally custom-developed systems to process transactions executed on our exchange, including billing and collections processing. We must continually improve these systems in order to accommodate the level of use of our exchange. In addition, we may add new features and functionality to our services that may result in the need to develop or license additional technologies. Our inability to add additional software and hardware or to upgrade our technology, transaction processing systems or network infrastructure to accommodate increased traffic or transaction volume could have adverse consequences. These consequences include unanticipated system disruptions, slower response times, degradation in levels of member support, impaired quality of the members’ experiences of our service and delays in reporting accurate financial information. Our failure to provide new features or functionality also could result in these consequences. We may be unable to effectively upgrade and expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. Current adverse economic conditions and tightening credit availability may impair our ability to expand and enhance our systems. These difficulties could harm or limit our ability to expand our business.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or have purchased under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. However, we may not hold proprietary rights to some of our current or future methods and technologies, and some of the protections for our proprietary methods and technologies may not be recognized in all jurisdictions. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in industry-related literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patent applications. As a result, we may be required to obtain licenses under third-party patents. If licenses are not available to us on acceptable terms, or at all, we may not be able to operate our exchange or commercialize our product and services candidates.

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

Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and/or opposition proceedings and the risk of such claims being invalidated by infringement litigation. Alternatively, the allowance of narrower claims may limit the value of our proprietary rights. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, once they have been issued, our patents and any patent, that we have licensed, may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

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

If any parties successfully claim that our creation, offer for sale, sale, import or use of technologies infringes upon their intellectual property rights, we might be forced to incur expenses to litigate the claims and pay damages (potentially including treble damages, if we are found to have willfully infringed such parties’ patents or copyrights). In addition, if we are unsuccessful in litigation, a court could issue a permanent injunction preventing us from operating our exchange or commercializing our product and service candidates for the life of the patent that we have been deemed to have infringed. Litigation concerning patents and other forms of intellectual property and proprietary technologies is becoming more widespread and can be protracted and expensive and can distract management and other key personnel from performing their duties for us.

Any legal action against us claiming damages and seeking to enjoin commercial activities relating to the affected methods, processes, products and services could, in addition to subjecting us to potential liability for damages, require us to obtain a license in order to continue to operate our exchange or market the affected product and service candidates. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, some licenses may be nonexclusive, and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to effectively operate our exchange or market some of our technology and products, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

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

Our leased properties are as follows:

Location	Approximate Area (In Sq. Feet)	Use	Lease Expiration Date
New Brunswick, New Jersey	11,500	Administrative Office	April 30, 2013
New York, New York	22,896	EDP	July 31, 2015
Los Angeles, California	12,162	EDP	July 31, 2010
Herndon, Virginia	36,463	Operations Center	June 1, 2010
London, United Kingdom	2,488	Sales Office	March 26, 2009

In addition, we lease circuit capacity from other communications services providers to support our EDPs in Miami, Florida; London, United Kingdom; Frankfurt, Germany; Hong Kong. As part of our agreements with these communications services providers, they provide us with our physical connection point in those markets.

We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of our business. The litigation process is inherently uncertain, and we cannot guarantee that the outcome of any proceedings or lawsuits in which we may become involved will be favorable to us or that any such proceedings and lawsuits will not be material to our business, results of operations or financial position. We do not currently believe there are any matters pending that will have a material adverse effect on our business, results of operations or financial position.

World Access Proceeding

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group (collectively, “the Debtors”), filed a lawsuit against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors sought recovery of certain payments they made to us as a buyer on our exchange, which totaled approximately $855. The Debtors claimed that such payments were preferential transfers under the Bankruptcy Code. The Debtors also sought costs and expenses, including attorneys’ fees and interest. We filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. The parties entered into a Settlement Agreement dated November 19, 2008, and the action has been dismissed.

Item 4. Submission of Matter to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “ARBX.” We began trading on the NASDAQ National Market on December 16, 2004. The following table sets forth the range of high and low stock closing prices for our common stock as reported on the NASDAQ Global Market for the period indicated below.

Quarter Ended	High	Low	Cash Dividend Per Share
March 31, 2007	$6.80	$5.40	N/A
June 30, 2007	$6.63	$5.52	N/A
September 30, 2007	$6.26	$4.84	N/A
December 31, 2007	$6.10	$5.33	N/A
March 31, 2008	$6.01	$3.77	$0.40
June 30, 2008	$4.20	$3.44	N/A
September 30, 2008	$4.00	$2.67	N/A
December 31, 2008	$3.21	$1.37	N/A

As of March 1, 2009, the approximate number of holders of record of our common stock was 72.

Dividends

On February 28, 2008, we announced that our Board of Directors approved a special one-time cash distribution of $0.40 per share of common stock. The aggregate total distribution of approximately $10.0 million was paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. The special cash distribution replaced a $15.0 million stock repurchase plan previously announced on June 11, 2007 (“2007 Repurchase Plan”) under which we repurchased approximately 836,997 shares. Other than this one-time cash distribution, we do not currently anticipate paying any cash dividends in the foreseeable future.

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

(c) The following table provides information as of and for the quarter ended December 31, 2008 regarding shares of our common stock that were repurchased under our stock repurchase program authorized by the Board of Directors on November 4, 2008 and amended on November 21, 2008 (the “November 2008 Repurchase Plan”).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Cost of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 2008 Repurchase Plan(1)
10/1/08 – 10/31/08	—	$—	—	$5,000,000
11/1/08 – 11/30/08	9,225	1.76	16,000	4,984,000
12/1/08 – 12/31/08	997,349	2.01	2,005,000	2,979,000
Total	1,006,574	$2.01	2,021,000	$2,979,000

(1)	The November 2008 Repurchase Plan authorized the repurchase of up to $5.0 million of our common stock. Stock repurchases may be made from time to time through the open market and privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The November 2008 Repurchase Plan may be suspended or terminated at any time without prior notice, and has no expiration date.

Item 6. Selected Consolidated Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial information for 2006, 2007 and 2008 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Statements of Operations Data:
Trading revenues	$475,231	$481,607	$495,115	$483,891	$418,492
Fee revenues	44,734	48,848	47,863	50,058	48,356
Total revenues	519,965	530,455	542,978	533,949	466,848
Cost of trading revenues	474,916	481,200	495,159	484,116	418,890
Indirect cost of trading and fee revenues	13,614	15,888	17,118	20,380	19,698
Total cost of trading and fee revenues	488,530	497,088	512,277	504,496	438,588
Gross profit	31,435	33,367	30,701	29,453	28,260
Costs and expenses:
Sales and marketing	5,674	7,660	8,126	9,690	10,211
General and administrative	9,345	11,624	16,189	13,507	11,677
Depreciation and amortization	9,266	8,865	6,923	7,574	7,501
Severance charges	—	—	320	1,318	1,422
Restructuring	3,675	(2,673)	—	(672)	—
Impairment charges	—	—	—	—	3,442
Reserve for Litigation	—	—	507	1,940	—
Total costs and expenses	27,960	25,476	32,065	33,357	34,253
Income (loss) from operations	3,475	7,890	(1,364)	(3,904)	(5,993)
Interest income	287	1,780	3,135	2,744	948
Interest expense	(4,279)	(1,459)	(1,143)	(966)	(577)
Foreign currency exchange gain (loss)	—	(469)	1,013	74	(6,978)
Other income (expense), net	8,205	339	329	553	287
Income (loss) from continuing operations before income taxes	7,688	8,081	1,970	(1,499)	(12,313)
Provision for income taxes (Income tax benefit)	—	(1,298)	2,013	232	392
Net income (loss) from continuing operations	7,688	9,379	(43)	(1,731)	(12,705)
Discontinued operations:
Income (Loss) from discontinued operations, net of income tax	—	296	(347)	(5,209)	(2,228)
Net income (loss)	7,688	9,675	(389)	(6,941)	(14,933)
Preferred stock dividends and accretion	(6,679)	—	—	—	—
Net income (loss) attributable to common stockholders	$1,010	$9,675	$(389)	$(6,941)	$(14,933)
Net income (loss) per common share:
Basic	$0.30	$0.38	$(0.01)	$(0.28)	$(0.62)
Diluted	$0.18	$0.36	$(0.01)	$(0.28)	$(0.62)
Dividends per common share	—	—	—	—	$0.40

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$53,533	$40,365	$32,986	$28,556	$16,224
Marketable securities	—	23,231	30,051	20,344	7,926
Working capital	51,925	60,060	58,072	51,781	31,711
Total assets	114,867	119,679	132,522	109,934	79,358
Loans payable and capital lease obligations	3,643	1,031	115	7	3,600
Notes Payable	—	—	561	493	—
Due to Silicon Valley Bank	—	—	8,078	285	371
Accumulated deficit	(99,250)	(88,323)	(89,964)	(96,941)	(111,873)
Total stockholders’ equity	$75,238	$85,770	$86,931	$79,661	$49,744

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading electronic market for trading, routing and settling communications capacity. Members of our exchange, consisting primarily of communications services providers, buy and sell voice minutes and Internet capacity through our centralized, efficient and liquid marketplace. Communications services providers that do not use our exchange generally individually negotiate and buy access to the networks of other communications services providers to send voice calls and Internet capacity outside of their networks. We believe that we provide a cost-effective and efficient alternative to these direct connections. With a single interconnection to our exchange, members have access to all of our other members’ networks. Members or their agents place orders through our web-based interface. Sellers or their agents on the exchange post sell orders to offer voice calls and Internet capacity for specific destinations, or routes, at various prices. We independently assess the quality of these routes and include that information in the sell order. Buyers place buy orders based on route quality and price and are matched to sell orders by our trading platform and our proprietary software. When a buyer’s order is matched to a seller’s order, the voice calls or Internet capacity are then routed through our state-of-the-art facilities. We invoice and process payments for our members’ transactions and manage the credit risk of buyers primarily through our credit management programs with third parties.

Revenue

We generate revenues from both the trading that members conduct on our exchange, which we refer to as trading revenues, and the fees and other charges we derive from members for the ability to trade on our exchange, which we refer to as fee revenues. Our trading revenue represents the aggregate dollar value of the calls that are routed through our switches at the price agreed to by the buyer and seller of the capacity. For example, if a 10-minute call is originated in France and routed through our facilities to a destination in India for $0.11 per minute, we record $1.10 of trading revenue for the call. Certain members contract to buy minutes to specific markets at fixed rates. We may generate profit or incur losses associated with this trading activity and other transactions executed on our exchange. Historically, such losses have not been material to our operating results. Our system automatically records all traffic terminated through our switches.

We record trading revenues because:

•	all traffic traded on our exchange is routed through one of our switches; and
•	we are obligated to pay sellers for the minutes they sell on our exchange regardless of whether we ultimately collect from buyers.

Our fee revenues represent the amounts we derive from buyers and sellers for the following:

•	a monthly minimum fee based on the amount of capacity that members have connected to our switches and overage fees for the number of minutes or megabytes that are routed through our switches in excess of amounts allowed under the monthly minimum, or collectively referred to as access fees, which comprised approximately 79% of fee revenues for both the years ended December 31, 2007 and 2008;
•	a credit risk management fee, which is a charge for the credit management, clearing and settlement services we provide;
•	a membership fee to join our exchange;
•	additional services as utilized by our members for items such as premium service offerings and accelerated payment terms; and
•	profit or losses incurred under contracts to buy minutes to specific markets at fixed rates.

Costs and Expenses

Our cost of trading revenues consists of the cost of calls that are routed through our switches at the price agreed to by both the buyer and seller of the capacity. In the preceding example, we would record cost of trading revenues equal to $1.10, an amount that we would pay to the seller.

Indirect cost of trading and fee revenues consists of costs related to supporting the operations of our exchange, such as salaries, benefits, and related costs of engineering, technical support, product and software development, and system support personnel, as well as facilities and interconnect costs. It is impractical to break down such expense between indirect cost of trading revenues and indirect cost of fee revenues.

Sales and marketing consists of salaries, benefits, commissions, and related costs of sales and marketing personnel, trade shows and other marketing activities.

General and administrative costs consist of salaries, benefits, and related costs of corporate, finance and administrative personnel, facilities costs, bad debt expense and outside service costs, such as legal and accounting fees.

Business Development

We will continue to seek to increase our trading volume. We aim to achieve this by increasing participation on our exchange from existing members, increasing membership on our exchange, expanding our global presence, developing and marketing complementary services and leveraging our 214 license to provide wholesale carrier services. We currently have EDPs in New York, Los Angeles, Miami, London, Frankfurt and Hong Kong. We can initially establish an EDP in a new market without any additional capital by directly connecting the new EDP to one of our existing EDPs through a leased network, as with our EDPs in Frankfurt and Miami. Once we have sufficient business in a new market, we may install a new switch for the EDP in that market for a cost of approximately $1.0 million. We plan to develop, market and expand services that are complementary to our existing offerings, including enhanced trading, credit and clearing services and switch partitioning. We may not be successful in doing so due to many factors, including the business environment in which we operate and current adverse global economic conditions. For a further discussion of regulatory, technological and other changes relevant to our business, see “Business — Industry Background.”

Digital Media

In August 2006, we established a new subsidiary, Arbinet Digital Media Corporation, to explore and develop products and services to address the market opportunity presented by the exchange of digital media. In December 2006, we, through our wholly-owned subsidiary, Broad Street Digital, Inc., acquired all of the outstanding common stock of Flowphonics Limited, now known as Broad Street Digital Limited, a license management platform for intellectual property rights and digital content distribution. The purchase price was approximately $2.1 million, including transaction costs.

To increase resources available for our core businesses, in the first quarter 2008, we announced a decision to explore strategic alternatives for Broad Street Digital. As a result of this decision, we recognized an impairment charge of approximately $2.3 million, in the fourth quarter of 2007, to write down the intangible and long-lived assets of Broad Street Digital to their estimated fair value.

During the second quarter of 2008, we ceased all activities related to the digital media market. As a result, the digital media segment has been presented as a discontinued operation in the accompanying financial statements for all periods.

On August 5, 2008, we entered into an agreement to sell substantially all of the assets of Broad Street Digital. In the second quarter of 2008, we recorded a charge of $250, to adjust the carrying value of the Broad Street Digital assets to the estimated net proceeds from the transaction, which was completed on August 19, 2008.

In connection with ceasing all digital media activities, we entered into a separation and release agreement with the Chief Operating Officer of Arbinet Digital Media Corporation and terminated the remaining employees in this segment. We recognized a severance charge of $0.5 million in the three months ended September 30, 2008, which is reflected in loss from discontinued operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Long-Lived Assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. Factors we consider important which could trigger an impairment review include the following:
•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business; and
•	significant industry, economic or competitive trends.
•	Income Taxes. We have net deferred tax assets, reflecting net operating loss, or NOL, carryforwards and other deductible differences, which may reduce our taxable income in future years. These net deferred tax assets are offset by a valuation allowance resulting in no tax benefit being recognized related to these net deferred tax assets. We are required to periodically assess the realization of our deferred tax assets and changes in circumstances may require adjustments in future periods. The amount of net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If it becomes more likely than not that we will recognize a future tax benefit from the deferred tax assets, we may need to reverse some or all of our valuation allowance. When evaluating the ability for us to record a net deferred tax asset, SFAS No. 109, (“Accounting for Income Taxes”), requires us to consider all sources of taxable income as well as all available evidence to determine that it is more likely than not that we will be able to utilize this asset. At December 31, 2008 and December 31, 2007, a full valuation allowance in the amount of $44.0 million and $41.8 million, respectively, has been recorded against net deferred tax assets since, at those dates, we were unable to conclude that it was more likely than not that we would realize those assets. We will continue to refine and monitor all available evidence during future periods in order to more fully evaluate the recoverability of our deferred tax assets.

In 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that, on a cumulative basis, has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As a result of the implementation of FIN 48, we identified an aggregate of approximately $625 of unrecognized tax benefits, including related estimated interest and penalties, due to uncertain tax positions. Approximately $589 of these uncertain tax positions resulted in a reduction of deferred tax assets against which we had recorded a full tax valuation allowance on our balance sheet. The balance of the unrecognized tax benefits, amounting to $36, which includes interest and penalties, was recorded as an increase to accumulated deficit and an increase of $36 to “other long-term liabilities.” While we believe that we have identified all reasonably identifiable exposures and that the established reserves for such exposures are appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause us to either materially increase or reduce the amount of our tax reserve.

•	Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of members on our exchange to make required payments. The amount of our allowance is based on our historical experience and an analysis of our outstanding accounts receivable balances. If the financial condition of our members deteriorates, resulting in additional risk in their ability to make payments to us, then additional allowances may be required which would result in an additional expense in the period that this determination is made. While credit losses have historically been within our range of expectations and our reserves, we cannot guarantee that we will continue to experience the same level of doubtful accounts that we have in the past.
•	Goodwill and Other Intangible Assets. We follow the guidance of SFAS No. 142. “Goodwill and Other Intangible Assets,” which requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead goodwill is subject to an annual assessment for impairment by applying a fair value approach. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows.
•	Litigation Reserves. The establishment of litigation reserves requires judgments concerning the ultimate outcome of pending litigation against us and our subsidiaries. These reserves are based on the application of SFAS 5, “Accounting for Contingencies,” which requires us to record a reserve if we believe an adverse outcome is probable and the amount of the probable loss is capable of reasonable estimation. In applying judgment, management utilizes among other things, opinions and estimates obtained from outside legal counsel to apply the standards of SFAS 5. Accordingly, estimated amounts relating to certain litigation have met the criteria for the recognition of a liability under SFAS 5.
•	Share-Based Compensation — Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment” (“SFAS 123R”) (see Note 10). SFAS 123R requires all share-based payments to employees, including grants of stock options, to be expensed over the requisite service period based on the grant-date fair value of the awards and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under SFAS 123, “Accounting for Stock-Based Compensation”. We use the Black-Scholes valuation method. Prior to adoption of SFAS 123R, employee share-based compensation was recognized using the intrinsic value method, which measures share-based compensation expense as the amount at which the market price of the stock at the date of grant exceeds the exercise price. Accordingly, no compensation expense was recognized for our share-based compensation plans other than for our performance-based awards and restricted stock units.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2008 and 2007 ($ in thousands)

Trading Revenues and Cost of Trading Revenues

Trading revenues decreased 13.5% to $418.5 million for the year ended December 31, 2008 from $483.9 million for the year ended December 31, 2007. The decrease in trading revenues was due to a decrease in overall minutes traded on our exchange coupled with a decrease in the average trade rate per minute.

•	A total of 13.2 billion minutes were bought and sold on our exchange in the year ended December 31, 2008, down 8.3% from the 14.4 billion minutes for the year ended December 31, 2007. This decrease was due to a reduction in both the number of calls completed on our exchange and a decrease in the ACD of calls on our exchange. In 2008, 1.70 billion calls were completed through our exchange, down 8.6% from the 1.86 billion completed calls for the year ended December 31, 2007. The ACD of completed calls was 3.9 minutes per call in 2008. In the second half of 2008, we began a concerted effort to increase traffic quality and the ACD of calls on our exchange. These measures included eliminating and streamlining many of the routes offered. This process, which was completed in the fourth quarter, resulted in a decline in the number minutes bought and sold on our exchange. We believe that the decision to streamline some of our routes will positively influence our business in the long term, as evidenced by a 25% increase in the ACD from 3.5 minutes per call in the second quarter of the year to 4.4 minutes per call in the fourth quarter of the 2008.
•	The average trade rate, which represents the average price per minute of completed calls on our exchange, was $0.063 per minute for the year ended December 31, 2008, compared to $0.067 per minute in the year ended December 31, 2007. The lower average trade rate per minute was driven by the mix of markets and routes that were traded on our exchange in their respective periods and an overall per minute price decline in the international voice business. The volatility in average trade rate is expected to continue in the future.

As a result of decreases in trading revenues, cost of trading revenues decreased 13.5% to $418.9 million for the year ended December 31, 2008 from $484.1 million for the year ended December 31, 2007.

Indirect costs of trading and fee revenues decreased 3.3% to $19.7 million for the year ended December 31, 2008 from $20.4 million for the year ended December 31, 2007. This decrease was principally attributed to lower compensation related expenses of $1.3 million, a decrease in utilities of $0.3 million and a $0.3 million decrease in certain hardware and software maintenance expenses. These cost reductions were partially offset by $0.5 million of moving costs related to the relocation of our London switch to a co-location facility, and higher interconnection costs of $0.6 million.

Fee Revenues

Fee revenues decreased 3.4% to $48.4 million for the year ended December 31, 2008 from $50.1 million for the year ended December 31, 2007. Fee revenues decreased as a result of lower minutes bought and sold on our exchange, as discussed above, partially offset by favorable pricing. Average fee revenue per minute was $0.0037 in the year ended December 31, 2008 compared to the $0.0035 in the year ended December 31, 2007. Average fee revenue per minute increased due to higher access fees and an increase in the sale of premium services such as RapidClear. We may provide incentives to improve liquidity in our exchange in the future and that, along with members continuing to achieve higher volume levels, may lead to a decline in average fee revenue per minute in the future.

Sales and Marketing

Sales and marketing expenses increased 5.4% to $10.2 million for the year ended December 31, 2008 from $9.7 million for the year ended December 31, 2007. This increase was primarily the result of increased employee-related expenses of $0.6 million offset by lower professional fees of $0.2 million.

General and Administrative

General and administrative expenses decreased 13.5% to $11.7 million for the year ended December 31, 2008 from $13.5 million for the year ended December 31, 2007. This amount was primarily related to a decrease in professional fees of $2.1 million, and a decrease in insurance costs of $0.2 million. These decreases were partially offset by higher expenses related to certain hardware and software maintenance contracts and an increase in facilities expenses of $0.2 million.

Depreciation and Amortization

Depreciation and amortization decreased slightly from $7.6 million for the year ended December 31, 2007 to $7.5 million for the year ended December 31, 2008. The decrease was principally the result of certain assets becoming fully depreciated during 2008.

Severance

We recognized severance charges of $1.4 million and $1.3 million for the years ended December 31, 2008 and 2007, respectively. In 2008, this charge represents costs related to a departure and transition services agreement entered into with our former Chief Executive Officer, and a company-wide workforce reduction, including the termination without cause of our Chief Operating Officer and Chief Marketing Officer. The 2007 severance expense represents charges related to a resignation agreement entered into with our former Chief Executive Officer and a workforce reduction of certain employees.

Restructuring

During 2001 and 2002, we exited two leased facilities and established a reserve for the future lease obligations, net of estimated sub-lease income. In August 2007, the Company decommissioned certain fixed assets at 611 West 6th Street in Los Angeles and relocated our Los Angeles switch operations to one of the sites which had been exited in December 2002. As a result, the Company recognized a gain of $1.0 million representing the reversal of the remaining liability related to abandoned space placed back into service. In addition, the Company recognized a charge of $0.3 million representing the present value of future lease obligations remaining on the West 6th Street location. A net gain of $0.7 million, representing the impact of these two transactions, was reflected as a restructuring benefit in the accompanying statement of operations for the year ended December 31, 2007.

Impairment

During 2006 and 2007, we decommissioned certain fixed assets located at our exchange delivery points (“EDP”) in New York City, Los Angeles and London, England. To date, we have sold a nominal amount of these assets. During the third quarter of 2008, we recorded an impairment charge of approximately $0.5 million, to adjust the carrying value of the assets to their estimated fair market value. The carrying value of this equipment as of December 31, 2007 and December 31, 2008 is approximately $0.5 million and $12, respectively, and is included in “prepaids and other current assets” in the accompanying consolidated balance sheets.

We performed our annual impairment testing at the beginning of the fourth quarter of 2008, which indicated there was no impairment to our goodwill and other intangible assets. However, business conditions worsened during the fourth quarter, and the market’s perception of the value of our stock resulted in a reduction in our market capitalization below our book value. These factors caused us to perform additional impairment testing as of December 31, 2008. As a result of this additional testing, we determined that our goodwill and certain of our intangible assets were impaired. Accordingly, we recorded a $3.0 million non-cash impairment charge related to goodwill and other intangible assets in our Voice & Data business.

Provision for Litigation

During the year ended December 31, 2007, we recognized a charge of $1.9 million representing the settlement of certain litigation matters.

Interest and Other Income/Expense

Interest income decreased 65.5% to $0.9 million for the year ended December 31, 2008 from $2.7 million for the year ended December 31, 2007. This decrease was primarily due to lower average invested amounts of cash, cash equivalents and marketable securities in 2008 versus 2007 combined with lower average interest rates. Interest expense decreased to $0.6 million for the year ended December 31, 2008 from $1.0 million for the year ended December 31, 2007. This decrease was principally due to lower fees paid by us under our third party credit arrangements, mainly attributable to a decrease in trading activity on our exchange and reduced utilization of credit by our members. Other income (expense), net decreased to $0.3 million for the year ended December 31, 2008 from $0.6 million for the year ended December 31, 2007. This principally reflects a $0.4 million decrease in late fees charged to our members.

Foreign Currency Exchanges Gains (Losses)

We recorded a foreign currency exchange loss of $7.0 million for the year ended December 31, 2008 compared to a foreign currency exchange gain of $0.1 million for the year ended December 31, 2007. The foreign currency translation gains (losses) represent the impact of currency fluctuations on U.S. denominated obligations of our U.K. subsidiary.

Provision for Income Taxes

We recorded income tax provisions of approximately $392 and $232 for the years ended December 31, 2008 and 2007, respectively. The provisions in both periods primarily represent the statutory requirements for state taxes.

Discontinued Operations

Digital Media

In August 2006, we established a new subsidiary, Arbinet Digital Media Corporation, to explore and develop products and services to address the market opportunity presented by our exchange of digital media. As part of our digital media strategy, in December 2006, we, through our wholly-owned subsidiary, Broad Street Digital Inc., acquired all of the outstanding common stock of Flowphonics Limited (renamed Broad Street Digital (“Broad Street Digital”)), a license management platform for intellectual property rights and digital content distribution. The purchase price was approximately $2.1 million, including transaction costs.

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

During the second quarter of 2008, we ceased all activities related to the digital media market. As a result, the digital media segment has been presented as a discontinued operation in the accompanying financial statements for all periods presented.

On August 5, 2008, we entered into an agreement to sell substantially all of the assets of Broad Street Digital. In the second quarter of 2008, we recorded a charge of $250, to adjust the carrying value of the Broad Street Digital assets to the estimated net proceeds from the transaction, which was completed on August 19, 2008. In connection with ceasing digital media activities, we entered into a separation and release agreement with the Chief Operating Officer of Arbinet Digital Media Corporation and terminated the remaining employees in this segment. We recognized a severance charge of $0.5 million in the third quarter of 2008, which is reflected in loss from discontinued operations.

Bell Fax, Inc.

In October 1999, we ceased the operations of Bell Fax, Inc., (“Bellfax”), a wholly-owned subsidiary. Bellfax was engaged in the sale and rental of telecommunication equipment and operating international routes. In the first quarter of 2008, management determined that the remaining liabilities of Bellfax were no longer required. Accordingly, $226, net of income tax of $11, was recorded as income from discontinued operations in the first quarter of 2008.

Comparison of Fiscal Years Ended December 31, 2007 and 2006 ($ in thousands)

Trading Revenues and Cost of Trading Revenues

Trading revenues decreased 2.3% to $483.9 million for the year ended December 31, 2007 from $495.1 million for the year ended December 31, 2006. The decrease in trading revenues was due to a decrease in the average trade rate per minute and a decrease in the average call duration, which was partially offset by an increase in the volume traded by our members principally due to an increase in the number of members on our exchange to 990 on December 31, 2007 from 693 on December 31, 2006. Specifically the factors affecting trading revenues included:

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
•	The average trade rate, which represents the average price per minute of completed calls on our exchange, for the year ended December 31, 2007, was $0.067 per minute compared to $0.079 per minute in the year ended December 31, 2006. The lower average trade rate per minute was driven by the mix of markets and routes that were traded on our exchange in their respective periods and an overall per minute price decline in the international voice business. The volatility in average trade rate is expected to continue in the future.

As a result of decreases in trading revenues, cost of trading revenues decreased 2.2% to $484.1 million for the year ended December 31, 2007 from $495.2 million for the year ended December 31, 2006.

Fee Revenues

Fee revenues increased 4.6% to $50.1 million for the year ended December 31, 2007 from $47.9 million for the year ended December 31, 2006. Fee revenues increased as a result of higher minutes bought and sold on our exchange offset, in part, by lower pricing. Average fee revenue per minute was $0.0035 in the year ended December 31, 2007 compared to $0.0038 in the year ended December 31, 2006. Average fee revenue per minute declined as the average trade rate declined, impacting per minute access fees as well as credit risk management fees and RapidClear fees, which are charged as a percentage of trading revenues. In addition, we offered volume-based discounts and limited fee discounts to certain high-quality sellers in order to incentivize those sellers to add supply to certain markets, which had higher demand within our exchange. We may provide incentives to improve liquidity in our exchange in the future and that, along with members continuing to achieve higher volume levels, may lead to a decline in average fee revenue per minute in the future.

Indirect costs of trading and fee revenues increased 19.1% to $20.4 million for the year ended December 31, 2007 from $17.1 million for the year ended December 31, 2006. This increase was primarily the result of increased employee-related expense of $2.0 million, higher interconnection costs of $0.3 million and increased hardware and software maintenance costs of $1.0 million, principally associated with the migration to a new switching platform.

Sales and Marketing

Sales and marketing expenses increased 19.2% to $9.7 million for the year ended December 31, 2007 from $8.1 million for the year ended December 31, 2006. This increase was primarily the result of higher employee-related expenses of $1.5 million, and professional fees of $0.3 million. Partially offsetting this increase was lower marketing expenses of $0.2 million.

General and Administrative

General and administrative expenses decreased 16.6% to $13.5 million for the year ended December 31, 2007 from $16.2 million for the year ended December 31, 2006. This amount was primarily related to a decrease in professional fees of $1.9 million, and a decrease in employee related expenses of $1.0 million.

Depreciation and Amortization

Depreciation and amortization increased 9.4% to $7.6 million for the year ended December 31, 2007 from $6.9 million for the year ended December 31, 2006. This increase was principally the result of depreciation expense relating to capital expenditures during 2007 and 2006.

Severance

During the year ended December 31, 2007, we recognized a charge of $1.3 million, principally representing severance charges related to a resignation agreement entered into with our former Chief Executive Officer and a workforce reduction. During the year ended December 31, 2006, we recognized a charge of approximately $0.3 million, representing severance charges related to a resignation agreement.

Restructuring

During 2001 and 2002, we exited two leased facilities and established a reserve for the future lease obligations, net of estimated sub-lease income. In August 2007, we decommissioned certain fixed assets at 611 West 6th Street in Los Angeles and relocated its Los Angeles switch operations to one of the sites which had been exited in December 2002. As a result, we recognized a gain of $1.0 million representing the reversal of the remaining liability related to abandoned space placed back into service. In addition, we recognized a charge of $0.3 million representing the present value of future lease obligations remaining on the West 6 th Street location. A net gain of $0.7 million, representing the impact of these two transactions, has been reflected as a restructuring benefit in the accompanying statement of operations for the year ended December 31, 2007.

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

Foreign Currency Exchanges Gains

We recorded foreign currency gains of approximately $0.1 million and $1.0 million for the years 2007 and 2006, respectively. The gain from foreign currency transactions is primarily due to the weakening of the U.S. dollar versus the British pound and its effect on a U.S. dollar-denominated liability of our U.K. subsidiary.

Interest and Other Income/Expense

Interest income decreased 12.5% to $2.7 million for the year ended December 31, 2007 from $3.1 million for the year ended December 31, 2006. This decrease was primarily due to lower average invested amount of cash, cash equivalents and marketable securities in 2007 versus 2006. Interest expense decreased 15.5% to $1.0 million for the year ended December 31, 2007 from $1.1 million for the year ended December 31, 2006, on lower average outstanding balances. Other income (expense), net increased to $0.6 million for the year ended December 31, 2007 from $0.3 million for the year ended December 31, 2006, principally reflecting a $0.2 million increase in late fees charged to our members.

Provision for Income Taxes

We recorded an income tax provision of approximately $232 for the year ended December 31, 2007 primarily representing the statutory requirements for state taxes. In 2006, we recorded an income tax provision of $2.0 million. Included in the 2006 provision was approximately $1.5 million of expense related to reestablishing a full valuation allowance against the net deferred tax assets since we were unable to conclude that it was more likely than not that we would realize those assets.

Discontinued Operations

Bellfax

Management reevaluated the $350 liability related to a discontinued operation from 1999 and determined that approximately $225 was needed at December 31, 2006. Accordingly, $121, net of income tax of $4 was recognized as income from discontinued operations in 2006. No adjustment to the liability was recognized in 2007.

Digital Media

In August 2006, we established a new subsidiary, Arbinet Digital Media Corporation, to explore and develop products and services to address the market opportunity presented by our exchange of digital media. As part of our digital media strategy, in December 2006, we, through our wholly-owned subsidiary, Broad Street Digital Inc., acquired all of the outstanding common stock of Flowphonics Limited (renamed as Broad Street Digital Limited (“Broad Street Digital”), a license management platform for intellectual property rights and digital content distribution. The purchase price was approximately $2.1 million, including transaction costs.

To increase resources available for our core businesses, in the first quarter of 2008, we announced a decision to explore strategic alternatives for Broad Street Digital. As a result of this decision, we recognized an impairment charge of approximately $2.3 million in the fourth quarter of 2007 to write down the intangible and long-lived assets, including $0.4 million of goodwill, of Broad Street Digital to their estimated fair value.

During the second quarter of 2008, we ceased all activities related to the digital media market. As a result, the digital media segment has been presented as a discontinued operation in the accompanying financial statements for all periods presented.

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

Our capital expenditures in 2005 related primarily to developing our trading platform, which included investments in software development and hardware and the purchase of computer and telecommunications switching equipment. During 2008 and 2007, we invested approximately $6.2 million and $7.9 million, respectively, in capital expenditures related to enhancements to our trading platform, including software development and switching equipment, which we funded primarily from cash on hand and cash generated through operations. At December 31, 2008, we had cash and cash equivalents of $16.2 million and marketable securities of $7.9 million. We also are party to a $25.0 million lending facility with SVB, under which we can borrow against our accounts receivable and general corporate assets. As of December 31, 2008, $3.6 million was outstanding under this facility. Our current credit facility with SVB expires on November 26, 2010.

On February 26, 2008 we announced that our Board of Directors had approved a special one-time cash distribution of $0.40 per share of our common stock. The aggregate total distribution of approximately $10.0 million was paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. The special cash distribution replaced our existing $15.0 million 2007 Repurchase Plan, previously announced on June 11, 2007, under which we repurchased 836,997 shares of our common stock. Other than this one-time distribution, we have not paid and do not currently anticipate paying any cash dividends in the foreseeable future.

We believe that our current cash balances and cash flows from operating activities should be sufficient for us to fund our current operations for the foreseeable future. To the extent we require additional capital to fund our working capital or capital expenditures, we intend to draw down on our existing SVB credit facility and/or seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all.

The following table sets forth components of our cash flows for the following periods:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Net cash provided by operating activities – continuing operations	$4,233	$7,119	$2,188
Net cash used in operating activities for discontinued operations	$(386)	$(2,841)	$(1,425)
Net cash (used in)/provided by investing activities – continuing operations	$(16,427)	$1,842	$6,427
Net cash (used in)/provided by investing activities for discontinued operations	$8	$(8)	$(461)
Net cash provided by/(used in) financing activities	$3,996	$(10,732)	$(18,006)

Cash Provided by/(Used in) Operating Activities — Continuing Operations and Discontinued Operations

Cash provided by operating activities — continuing operations for the year ended December 31, 2008 was comprised of a net loss of $12.7 million, certain adjustments for non-cash charges including depreciation and amortization of $7.5 million, non-cash compensation of $1.8 million, impairment charges of $3.4 million, a foreign currency exchange loss of $7.0 million and a net change in operating assets and liabilities of ($4.8) million. The change in operating assets and liabilities principally reflects a reduction in accounts payable due to a decline in trading volume on our exchange combined with payments made in 2008 for certain 2007 expenditures including legal and capital items. The net change in operating assets and liabilities also reflects an increase in other current assets, principally reflecting an increase in the VAT receivable for our U.K. Subsidiary. Cash used in operating activities for discontinued operations was $1.4 million for the year ended December 31, 2008.

Cash provided by operating activities — continuing operations for the year ended December 31, 2007 was comprised of a net loss of $1.7 million, certain adjustments for non-cash charges including depreciation and amortization of $7.6 million, non-cash compensation of $2.2 million, a foreign currency exchange loss of $0.1 million and a net change in operating assets and liabilities of ($0.9) million, which includes a reduction in accounts receivable due to more timely collections and a reduction in accounts payable due to payments made in 2007 for legal and capital spending that occurred in 2006. The net change in operating assets and liabilities from 2006 also reflects prepayments for insurance and certain hardware and software contracts during 2007 and the decommission of certain fixed assets located at our EDP in London, which were reclassified as assets held for sale. Cash used in operating activities for discontinued operations was $2.8 million for the year ended December 31, 2007.

Cash provided by operating activities — continuing operations for the year ended December 31, 2006 was comprised of a net loss of $41, certain adjustments for non-cash charges including depreciation and amortization of $6.9 million, non-cash compensation of $0.9 million, foreign currency exchange loss of $1.0 million, deferred income taxes of $1.5 million and a net change in operating assets and liabilities of ($4.1) million, which includes an increase in accounts receivable due to increased member trading on our exchange and an increase in accounts payable due to increased legal and capital spending. Cash used in operating activities for discontinued operations was $0.4 million for the year ended December 31, 2006.

Cash (Used in)/Provided by Investing Activities — Continuing Operations and Discontinued Operations

Total capital expenditures for the year ended December 31, 2008 were $6.2 million primarily related to the purchase of capitalized software and telecommunications equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the year ended December 31, 2008 were $18.1 million and $30.5 million, respectively. We recorded net cash proceeds from the sale of Broad Street Digital assets of $0.2 million.

Total capital expenditures for the year ended December 31, 2007 were $7.9 million related primarily to software development and the purchase of computer and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the year ended December 31, 2007 were $42.8 million and $52.5 million, respectively.

In December 2006, we, through our wholly-owned subsidiary, Broad Street Digital Inc., acquired all of the outstanding common stock of Flowphonics Limited, now known as Broad Street Digital Limited, a license management platform for intellectual property rights and digital content distribution. The purchase price was approximately $2.1 million, including transaction costs. The purchase price was comprised of cash and the issuance of approximately $0.6 million of notes payable. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the year ended December 31, 2006 were $57.4 million and $50.6 million, respectively.

Cash used in investing activities for discontinued operations was $0.5 million for the year ended December 31, 2008. Amounts were insignificant in 2007 and 2006.

Cash (Used in)/Provided by Financing Activities

Cash used in financing activities for the year ended December 31, 2008 was primarily attributable to a one time special cash distribution of approximately $10.0 million, paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. In addition, $11.2 million was utilized for the purchase of treasury shares in accordance with stock repurchase plans approved by our Board of Directors. In December 2008, we drew down $3.6 million on the SVB line of credit facility. We also paid $0.5 million in notes payable and received an advance from SVB under the Non-Recourse Receivable Purchase Agreement of $0.1 million.

During fiscal year 2007, cash used in financing activities was primarily attributable to the repayment of approximately $7.8 million to SVB under the Non-Recourse Receivable Purchase Agreement and repurchase of our common stock of $3.1 million under the 2007 Repurchase Plan.

During fiscal year 2006, cash provided by financing activities was primarily attributable to advances of $5.0 million from SVB under the Non-Recourse Receivable Purchase Agreement partially offset by approximately $0.8 million in the repayment of debt.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on our exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on our exchange. As part of managing the credit risk associated with buyers on our exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

•	Netting. We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the year ended December 31, 2008, 26% of our trading revenues were offset by selling activity.
•	Credit Risk Assessment and Underwriting. GMAC and SVB provide us with credit risk assessment and credit underwriting services. Under the terms of our agreements with GMAC and SVB, GMAC and SVB assume the credit risk of selected members so that they may purchase voice calls or capacity on our exchange.
•	Self Underwriting. Members can self-finance a credit line with us by prepaying, posting a cash deposit or letter of credit or by placing money in escrow.
•	CreditWatch System. We enter a credit line for each member into our CreditWatch system. This credit line is the sum of the GMAC credit line, SVB credit line, selling activity, other cash collateral and internal credit. The CreditWatch system regularly monitors a member’s net trading balance and sends email alerts to each member who surpasses 50%, 75% and 90% of its available credit limit and is able to automatically suspend a member’s ability to buy as its net balance reaches its total credit line.
•	Frequent Settlement. We have two trading periods per month. Payments from buyers are generally due fifteen days after the end of each trading period. This frequent settlement reduces the amount outstanding from our buyers. The frequent clearing of trading balances, together with the ability to net buy and sell transactions, allows our members to trade large dollar volumes while minimizing the outstanding balance that needs to be underwritten by additional sources of credit.

We occasionally issue internal credit lines to our members based on our review of a member’s financial statements and payment history with us. These internal credit lines may be in excess of the credit lines issued by our third party underwriters. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. We have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. In 2008, approximately 80% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which our third party underwriters covered 35%. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues which could materially affect our results of operations.

Pursuant to the terms of our agreements with each of GMAC and SVB we are required to pay aggregate minimum annual commissions of $0.4 million. Our agreement with GMAC, expires effective April 30, 2009 and we are in the process of securing replacement credit risk assessment and credit underwriting services. Our agreement with SVB terminates on November 26, 2010.

Summary Disclosure about Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations
Due to SVB	$3,971	$371	$3,600	$—	$—
Operating leases	16,575	3,450	4,745	4,057	4,323
Purchase obligations	2,000	1,000	1,000	—	—
Total Contractual Obligations	$22,546	$4,821	$9,345	$4,057	$4,323

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and November 15, 2008 for non-financial assets and liabilities. We will adopt SFAS 157 effective at the beginning of our fiscal 2009 for non-financial assets and non-financial liabilities, which we do not expect will have a material impact on our results of operations or financial operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), a replacement of SFAS No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally,

SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS 141R on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date and for tax matters relating to prior acquisitions settled subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the results of operations. SFAS 160 clarifies that changes in parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted. We do not expect the adoption of SFAS No. 160 to have a material effect on our financial position or results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 removes the requirement under SFAS No. 142, “Goodwill and Other Intangible Assets” to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. We were required to adopt FSP 142-3 effective January 1, 2009 on a prospective basis. We do not expect the adoption of FSP 142-3 on January 1, 2009 to have a material effect on our financial position or results of operations.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements regarding anticipated future revenues, growth, capital expenditures, management’s future expansion plans, expected product and service developments or enhancements, and future operating results. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as: “believes,” “expects,” “may,” “will,” “should,” “seeks,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Various important risks and uncertainties may cause our actual results to differ materially from the results indicated by these forward-looking statements, including, without limitation: members (in particular, significant trading members) not trading on our exchange or utilizing our new and additional services (including DirectAxcessSM, PrivateExchangeSM, AssuredAxcessSM and PeeringSolutionsSM); continued volatility in the volume and mix of trading activity; our uncertain and long member enrollment cycle; the failure to manage our credit risk; failure to manage our growth; pricing pressure; investment in our management team and investments in our personnel; regulatory uncertainty; system failures, human error and security breaches that could cause us to lose members and expose us to liability; our ability to obtain and enforce patent protection for our methods and technologies; losses in efficiency due to cost cutting and restructuring initiatives; decreased trading volumes due to our efforts to increase call quality on our exchange; economic conditions and volatility of financial markets, decreased availability of credit to us or buyers on our exchange, and the impact they may have on us and our members; and disruption or uncertainty resulting from recent changes in senior management. For a further list and description of the risks and uncertainties we face, please refer to Part I, Item 1A of this Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2009, and other filings that have been filed with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise and such statements are current only as of the date they are made.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposure

The financial position and results of operations of our U.K. subsidiary are measured using British Pounds Sterling as the functional currency. The financial position and results of operations of our U.K. subsidiary are reported in U.S. dollars and included in our consolidated financial statements. Our exposure to foreign currency fluctuation is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. There were no trading revenues denominated in British Pounds Sterling.

Interest Rate Exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at December 31, 2008 or 2007. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and at December 31, 2008 our portfolio maturity was relatively short in duration. Assuming an average investment level in short-term interest bearing securities of $16.2 million, which is the balance of cash and cash equivalents at December 31, 2008, a one-percentage point decrease in the applicable interest rate would result in a $162 decrease in interest income annually.

Under the terms of our credit agreement with SVB, our borrowings bear interest at the prime rate, subject to a minimum of 4.0% rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10 assuming $1.0 million of borrowings. At December 31, 2008, we had $3.6 million of outstanding borrowings under this agreement.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at “Item 15. Exhibits, Financial Statements, and Financial Statement Schedule.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) are effective.

There were no changes in internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report

Management’s Responsibility for Financial Statements

Responsibility for the integrity and objectivity of the Company’s financial statements rests with management. The financial statements report on management’s stewardship of Company assets. These statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management’s best estimates and judgments. Non-financial information included in this Annual Report on Form 10-K has also been prepared by management and is consistent with the financial statements.

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

The financial statements and other financial information included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows. Our formal certification to the Securities and Exchange Commission is included in this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2008 based on criteria in Internal Control — Integrated Framework issued by COSO. Ernst & Young LLP, an independent registered public accounting firm, has performed its own assessment of the effectiveness of the Company’s internal control over financial reporting and its attestation report is included in this Annual Report on Form 10-K.

/s/ Shawn F. O’Donnell Shawn F. O’Donnell President and Chief Executive Officer	/s/ John B. Wynne, Jr. John B. Wynne, Jr. Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Arbinet-thexchange, Inc.

We have audited Arbinet-thexchange, Inc.’s internal control over financial reporting, as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arbinet-thexchange, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arbinet-thexchange, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Arbinet-thexchange, Inc. and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Iselin, New Jersey
March 13, 2009

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information relating to our directors and nominees for election as directors under the heading “Election of a Class of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

The information relating to our executive officers in response to this item is contained, in part, under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, and the remainder is incorporated herein by reference to our Proxy Statement of the Registrant.

The information relating to our Audit Committee and our Audit Committee financial expert under the headings “Board Structure and Compensation — Board of Director Meetings and Committees — Audit Committee” and “Board Structure and Compensation — Affirmative Determination Regarding Director Independence and Other Corporate Governance Matters” in our Proxy Statement is incorporated herein by reference.

The information under the heading “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement is incorporated herein by reference.

The information relating to any material changes to our procedures by which security holders may recommend nominees to our Board of Directors under the heading “Other Matters — Director Candidates” is incorporated herein by reference.

Code of Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions, as well as our board of directors. Our Code of Business Conduct and Ethics is available on our Web site at www.arbinet.com under the heading “Investors Information — Corporate Governance.” We annually require all employees and members of our Board of Directors to recertify their compliance with this code. We intend to disclose any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the NASDAQ Global Market by filing such amendment or waiver with the Securities and Exchange Commission and by posting it on our Web site.

Item 11. Executive Compensation

The discussion under the headings “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Policies and Procedures for Related Party Transactions” in our Proxy Statement is incorporated herein by reference.

The discussion under the heading “Information about Equity Compensation — Equity Compensation Plan Table” in our Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The discussion under the heading “Certain Relationships and Related Transactions” in our Proxy Statement is incorporated herein by reference.

The discussion under the heading “Board Structure and Compensation — Affirmative Determination Regarding Director Independence and Other Corporate Governance Matters” in our Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The discussion under the headings “Auditors Fees and All Other Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statements, and Financial Statement Schedule

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of March, 2009.

ARBINET-THEXCHANGE, INC.
By: /s/ Shawn F. O’Donnell Shawn F. O’Donnell, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Shawn F. O’Donnell Shawn F. O’Donnell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009
/s/ John B. Wynne, Jr. John B. Wynne, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009
/s/ Jose A. Cecin, Jr. Jose A. Cecin, Jr.	Director	March 16, 2009
/s/ William M. Freeman William M. Freeman	Director and Chairman of the Board of Directors	March 16, 2009
/s/ Stanley Kreitman Stanley Kreitman	Director	March 16, 2009
/s/ John B. Penney John B. Penney	Director	March 16, 2009
/s/ David Reymann David Reymann	Director	March 16, 2009
/s/ Michael J. Ruane Michael J. Ruane	Director	March 16, 2009
/s/ Jill Thoerle Jill Thoerle	Director	March 16, 2009

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated September 2, 2004, by and among Band-X Limited, Arbinet-thexchange Limited and the Company (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
3.1	Amended and Restated Certificate of Incorporation of the Company, which became effective upon the closing of the Company’s initial public offering (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
3.2	Second Amended and Restated By-laws of the Company, which became effective upon the closing of the Company’s initial public offering (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
3.3	Certificate of Amendment to the Second Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2007).
4.1	Specimen Certificate evidencing shares of common stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated May 30, 2003, by and among the Holders listed therein, the Founder listed therein and the Company (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.1*	Amended and Restated 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.2*	First Amended and Restated Non-employee Directors’ and Advisors’ Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.3*	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.4†	Factoring Agreement, dated February 1, 2003, by and between GMAC Commercial Finance LLC and the Company; Export Receivable Rider to Factoring Agreement, dated February 10, 2003, by and between GMAC Commercial Finance LLC and the Company; and Amendment to Factoring Agreement, dated December 12, 2003, by and between GMAC Commercial Finance LLC and the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.5†	Amended and Restated GMAC Commercial Finance LLC Factoring Agreement and Export Receivable Rider to Amended and Restated Factoring Agreement, by and between the Company and GMAC Commercial Finance LLC, executed as of November 10, 2005 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which was filed with the Securities and Exchange Commission on November 14, 2005).

Exhibit No.	Description of Exhibit
10.6	Accounts Receivable Financing Agreement, dated February 3, 2003, by and between Silicon Valley Bank and the Company; Intercreditor Agreement, dated February 3, 2003, by and between Silicon Valley Bank and ORIX Merchant Banking LLC; Letter Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC, GMAC Commercial Finance LLC and the Company; Letter Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC and the Company; Securities Account Control Agreement, dated February 3, 2003, by and between SVB Securities, ORIX Merchant Banking LLC, Banc of America Securities LLC and the Company; Securities Account Control Agreement, dated February 3, 2003, by and between SVB Securities, Silicon Valley Bank, Banc of America Securities LLC and the Company; Deposit Account Control Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC and the Company; First Amendment to Accounts Receivable Financing Agreement, dated October 27, 2003, by and between Silicon Valley Bank and the Company; and Second Amendment to Accounts Receivable Financing Agreement, dated May 28, 2004, by and between Silicon Valley Bank and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.7	Third Amendment to Accounts Receivable Financing Agreement, dated as of May 2, 2005, by and between Silicon Valley Bank and the Company (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).
10.8†	Non-Recourse Receivables Purchase Agreement, dated as of November 28, 2005, by and between the Company and Silicon Valley Bank (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).
10.9	Master Lease Agreement, dated as of June 5, 2003, by and between ATEL Ventures, Inc. and the Company; and Notification of Rental Adjustment and Amendment to Equipment Schedule No. 1 to Master Lease Agreement, dated June 24, 2003, by and between ATEL Venture Fund, LLC, ATEL Capital Equipment Fund IX, LLC and the Company (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.10*	Employment Offer Letter, dated as of July 12, 2001, by and between Peter P. Sach and the Company (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.11*	Employment Offer Letter, dated as of October 16, 2006, by and between John B. Wynne, Jr. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the Securities and Exchange Commission on October 20, 2006).
10.12*	Settlement Agreement, dated July 9, 2004, by and between Alex Mashinsky and the Company (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.13*	Employment Offer Letter, dated September 20, 2006, by and between W. Terrell Wingfield, Jr. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on March 16, 2007).

Exhibit No.	Description of Exhibit
10.14	Albany Street Office Lease, dated February 6, 2003, by and between Albany Street Plaza Real Estate Management Company and the Company; Lease, dated June 11, 1999, by and between AMEC Properties Limited and Pacific Gateway Exchange (U.K.) Limited; AT&T Center Office Lease, dated December 9, 1997, by and between Mitsui Fudosan (U.S.A.), Inc. and Pacific Gateway Exchange; Office Lease, by and between Bruce Goodman and the Company; Lease Agreement by and between Auda Properties, L.P. and the Company; and Office lease, dated January 20, 2000, by and between 75 Broad, LLC, and the Company (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.15*	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.16*	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.17	Standard Purchase Agreement, dated May 19, 2003, by and between Tekelec and the Company (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.18	Master Procurement Agreement, dated March 7, 2003, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company; Amendment No. 1 to the Master Procurement Agreement, dated September 5, 2003, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company; Amendment No. 2 to the Master Procurement Agreement, dated December 31, 2003, by and between Tekelec and the Company; Amendment No. 3 to the Master Procurement Agreement, dated March 31, 2004, by and between Tekelec and the Company; Amendment No. 4 to the Master Procurement Agreement, dated May 10, 2004, by and between Tekelec and the Company (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.19	Amendment No. 5 to the Master Procurement Agreement, dated as of March 31, 2005, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).
10.20	Amendment No. 6 to the Master Procurement Agreement, dated as of December 21, 2005, by and between Tekelec (f/k/a Santera Systems Inc.) and the Company (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).
10.21	Lease Termination Agreement, dated December 28, 2005, by and between Broad Financial Center LLC and Arbinet Communications, Inc. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).
10.22	Patent Acquisition Agreement by and between the Company and Summit Telecom Systems, Inc., dated as of June 3, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2005).
10.23	Amendment to Patent Acquisition Agreement by and between the Company and Summit Telecom Systems, Inc., dated as of July 21, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2005).

Exhibit No.	Description of Exhibit
10.24	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 14, 2005).
10.25	Fourth Amendment to Accounts Receivable Financing Agreement, by and between Silicon Valley Bank and the Company, dated as of June 7, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 9, 2006).
10.26*	Form of Performance Share Award Agreement granted under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2006).
10.27*	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan, as amended (Grants made in 2005) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006).
10.28*	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan, as amended (Grants made to non-employee directors in 2006) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006).
10.29*	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan, as amended (Grants made to executive officers in 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006).
10.30*	Certificate of Amendment to the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the Securities and Exchange Commission on November 9, 2006).
10.31*	Amendment No. 1, dated as of March 16, 2007, to Offer Letter, dated as of May 9, 2001, by and between the Company and Robert Barbiere (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2007).
10.32*	Amendment No. 1, dated as of March 16, 2007, to Employment Agreement, dated as of October 11, 2002, by and between the Company and Chi K. Eng (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2007).
10.33*	Amendment No. 1, dated as of March 16, 2007, to Offer Letter, dated as of May 3, 2006, by and between the Company and Steven Heap (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2007).
10.34*	Amendment No. 1, dated as of March 16, 2007, to Offer Letter, dated as of July 5, 2001, by and between the Company and Peter P. Sach (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2007).
10.35*	Resignation Agreement by and between J. Curt Hockemeier and the Company, dated as of June 11, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on June 19, 2007).
10.36*	Offer Letter by and between Roger H. Moore and the Company, dated July 9, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 10, 2007).

Exhibit No.	Description of Exhibit
10.37	Settlement and Standstill Agreement dated as of July 13, 2007 by and between the Company and Alex Mashinsky and Governing Dynamics Investments, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007).
10.38	Settlement and Standstill Agreement dated as of July 13, 2007 by and between the Company and Robert A. Marmon (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007).
10.39	Settlement and Standstill Agreement dated as of July 13, 2007 by and between the Company and Singer Children’s Family Trust, Karen Singer, and Gary Singer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007).
10.40	Settlement and Standstill Agreement dated as of July 13, 2007 by and between the Company and Cadence Master Ltd. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007).
10.41	Settlement and Standstill Agreement dated as of July 13, 2007 by and between the Company and Archer Capital Master Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007).
10.42	Settlement and Standstill Agreement dated as of July 13, 2007 by and between the Company and LC Capital Master Fund, Ltd., LC Capital / Capital Z SPV, LP, Lampe, Conway & Co. LLC, Steven G. Lampe, and Richard F. Conway (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007).
10.43	Settlement and Standstill Agreement dated as of July 13, 2007 by and between the Company and Bay Harbour Management, LC and Trophy Hunter Investments, Ltd. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007).
10.44	Settlement and Standstill Agreement dated as of July 13, 2007 by and between the Company and Simplex Trading Company (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007).
10.45	Voting Support and Standstill Agreement dated as of July 13, 2007 by and between the Company and Greywolf Capital Partners II LP, Greywolf Capital Overseas Fund, Greywolf Advisors, Greywolf Capital Management LP, Greywolf GP LLC, and Jonathan Savitz (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007).
10.46*	Non Qualified Stock Option Agreement by and between William M. Freeman and the Company, dated as of November 16, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2007).
10.47*	Employment Agreement by and between William M. Freeman and the Company, dated as of November 16, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2007).
10.48*	Form of Restricted Stock Award Agreement under the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan, as amended (performance shares) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2008).

Exhibit No.	Description of Exhibit
10.49*	Form of Stock Appreciation Rights Agreement under the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2008).
10.50*	Form of Restricted Stock Award Agreement under the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2008).
10.51*	Form of Restricted Stock Unit Agreement under the Arbinet-thexchange, Inc. 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2008).
10.52*	Summary of the Arbinet-thexchange, Inc. Short Term Cash Incentive Bonus Plan (2008) (Incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008).
10.53*	Amendment No. 1, dated as of April 24, 2008, to Offer Letter, dated as of October 16, 2006, by and between Arbinet-thexchange, Inc. and John B. Wynne, Jr. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on April 29, 2008).
10.54*	Amendment No. 1, dated as of April 23, 2008, to Offer Letter, dated as of September 20, 2006, by and between Arbinet-thexchange, Inc. and W. Terrell Wingfield, Jr. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on April 29, 2008).
10.55*	Amendment No. 2, dated as of April 23, 2008, to Offer Letter, dated as of July 5, 2001, by and between Arbinet-thexchange, Inc. and Peter P. Sach, as amended March 16, 2007 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on April 29, 2008).
10.56	Stock Ownership Agreement, dated as of May 30, 2008, by and among Arbinet-thexchange, Inc., the Singer Children’s Management Trust, Gary Singer, and Karen Singer (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on June 9, 2008).
10.57*	Non Qualified Stock Option Agreement by and between Shawn F. O’Donnell and Arbinet-thexchange, Inc., dated as of September 2, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on September 4, 2008).
10.58*	Employment Agreement, by and between Shawn F. O’Donnell and Arbinet-thexchange, Inc., dated as of September 2, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on September 4, 2008).
10.59	Separation and Transition Services Agreement by and between William M. Freeman and Arbinet-thexchange, Inc., entered into as of September 3, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on September 4, 2008).
10.60	Amended and Restated Stock Ownership Agreement dated as of December 19, 2008 by and among Arbinet-thexchange, Inc., the Singer Children’s Management Trust, Gary Singer, and Karen Singer (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 19, 2008).
21.1**	Subsidiaries of the Company
23.1**	Consent of Ernst & Young LLP.
31.1**	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

Exhibit No.	Description of Exhibit
31.2**	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1***	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2***	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

*	A management contract and compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
†	Confidential treatment has been requested and granted for a portion of this exhibit.
**	Filed herewith.
***	Furnished herewith.

ARBINET-THEXCHANGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Arbinet-thexchange, Inc.

We have audited the accompanying consolidated balance sheets of Arbinet-thexchange, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, statements of stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbinet-thexchange, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 and 11 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arbinet-thexchange, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Iselin, New Jersey
March 13, 2009

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2008

	As of December 31,
	2007	2008
	($ in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$28,556	$16,224
Marketable securities	20,344	7,926
Trade accounts receivable (net of allowances of $1,481 and $2,071 at December 31, 2007 and 2008, respectively)	28,451	28,176
Prepaids and other current assets	2,421	3,476
Total current assets	79,772	55,802
Property and equipment, net	23,002	20,868
Security deposits	2,430	2,130
Intangible assets, net	2,018	163
Goodwill	2,196	—
Other assets	76	395
Long-term assets of discontinued operations	440	—
Total Assets	$109,934	$79,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Capital lease obligations	$7	$—
Notes payable	493	—
Due to Silicon Valley Bank	285	371
Accounts payable	16,123	12,924
Deferred revenue	2,499	2,770
Accrued expenses and other current liabilities	8,250	7,552
Current liabilities of discontinued operations	334	473
Total current liabilities	27,991	24,090
Long-term debt	—	3,600
Deferred rent	2,016	1,862
Other long-term liabilities	266	61
Total Liabilities	30,273	29,613
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 26,355,641 and 26,538,245 shares issued, respectively	26	27
Additional paid-in capital	181,644	173,867
Treasury stock, 674,233 and 3,988,819 shares, respectively	(4,613)	(15,852)
Accumulated other comprehensive gain (loss)	(455)	3,576
Accumulated deficit	(96,941)	(111,873)
Total Stockholders’ Equity	79,661	49,745
Total Liabilities and Stockholders’ Equity	$109,934	$79,358

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2007 and 2008

	Year Ended December 31,
	2006	2007	2008
	($ in thousands, except per share data)
Trading revenues	$495,115	$483,891	$418,492
Fee revenues	47,863	50,058	48,356
Total revenues	542,978	533,949	466,848
Cost of trading revenues	495,159	484,116	418,890
Indirect cost of trading and fee revenues	17,118	20,380	19,698
Total cost of trading and fee revenues	512,277	504,496	438,588
Gross profit	30,701	29,453	28,260
Costs and expenses
Sales and marketing	8,126	9,690	10,211
General and administrative	16,189	13,507	11,677
Depreciation and amortization	6,923	7,574	7,501
Severance charges	320	1,318	1,422
Restructuring	—	(672)	—
Impairment charges	—	—	3,442
Reserve for litigation	507	1,940	—
Total costs and expenses	32,065	33,357	34,253
Loss from operations	(1,364)	(3,904)	(5,993)
Interest income	3,135	2,744	948
Interest expense	(1,143)	(966)	(577)
Foreign currency exchange gain (loss)	1,013	74	(6,978)
Other income (expense), net	329	552	287
Income (loss) from continuing operations before income taxes	1,970	(1,500)	(12,313)
Provision for income taxes	2,013	232	392
Loss from continuing operations	(43)	(1,732)	(12,705)
Discontinued operations:
Loss from discontinued operations, net of income tax of $4 in 2006, and $0 in 2007, and $11 in 2008	(347)	(5,209)	(2,228)
Net loss	(390)	(6,941)	(14,933)
Net loss attributable to common stockholders	$(390)	$(6,941)	$(14,933)
Basic and diluted loss per share:
Continuing operations	$—	$(0.07)	$(0.53)
Discontinued operations	$(0.01)	$(0.21)	$(0.09)
Net loss	$(0.01)	$(0.28)	$(0.62)
Dividends declared per common share	$—	$—	$0.40
Weighted average shares used in computing basic and diluted loss per share	25,177,662	25,072,482	23,921,603

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2007 and 2008

	Common Stock		Additional Paid-in Capital	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance December 31, 2005	25,413,202	$25,413	$181,102,805	$(1,274,549)	$(3,187,145)	$(1,320,580)	$(89,575,858)	$85,770,086
Exercise of options	544,980	545	150,099					150,644
Grant of unrestricted shares	1,000	1	(1)					—
Restricted stock grants	51,000	51	339					390
Restricted stock grants forfeitures	(158,689)	(159)	159					—
Purchase of treasury shares				(238,610)				(238,610)
Stock-based compensation			934,505					934,505
Adoption of FAS 123R			(3,187,145)		3,187,145			—
Net change in unrealized gain in available-for-sale securities						29,743		29,743
Foreign currency translation adjustment						672,419		672,419
Net loss							(388,315)	(388,315)
Comprehensive income								313,847
Balance December 31, 2006	25,851,493	$25,851	$179,000,761	$(1,513,159)	$—	$(618,418)	$(89,964,173)	$86,930,862
Exercise of options	176,949	177	269,196					269,373
Restricted stock grants	395,820	396	254					650
Restricted stock grant forfeitures	(68,621)	(69)	69					—
Purchase of treasury shares				(3,099,923)				(3,099,923)
Cumulative effect of the adoption of FIN 48							(36,247)	(36,247)
Stock based compensation			2,373,613					2,373,613
Net change in unrealized gain in available-for-sale securities						(2,925)		(2,925)
Foreign currency translation adjustment						166,599		166,599
Net loss							(6,940,871)	(6,940,871)
Comprehensive income (loss)								(6,777,197)
Balance December 31, 2007	26,355,641	$26,355	$181,643,893	$(4,613,082)	$—	$(454,744)	$(96,941,291)	$79,661,131

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2007 and 2008 – (continued)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Exercise of options	36,168	39	65,739					65,778
Restricted stock grants and equity restructuring adjustment	264,483	264	257					521
Restricted stock grant forfeitures	(118,047)	(118)						(118)
Purchase of treasury shares				(11,239,111)				(11,239,111)
Dividend			(10,019,312)					(10,019,312)
Stock based compensation			2,176,035					2,176,035
Net change in unrealized gain in available-for-sale securities						6,118		6,118
Foreign currency translation adjustment						4,025,102		4,025,102
Net loss							(14,931,897)	(14,931,897)
Comprehensive income (loss)								(10,900,677)
Balance December 31, 2008	26,538,245	$26,540	$173,866,612	$(15,852,193)	$—	$3,576,476	$(111,873,188)	$49,744,247

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2007 and 2008
($ in Thousands Except per Share Amounts)

	Year Ended December 31,
	2006	2007	2008
	($ in thousands)
Cash flows from operating activities:
Net loss	$(388)	$(6,941)	$(14,933)
Loss from discontinued operations	(347)	(5,209)	(2,228)
Loss from continuing operations	(41)	(1,732)	(12,705)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	6,923	7,574	7,501
Stock-based compensation expense	928	2,226	1,846
Impairment charge	—	—	3,442
Deferred income taxes	1,542	—	—
Foreign currency exchange (gain) loss	(1,013)	(51)	6,978
Changes in operating assets and liabilities:
Trade accounts receivable, net	(7,919)	6,286	291
Other current assets, security deposits and other assets	(730)	400	(626)
Accounts payable	6,012	(3,655)	(4,003)
Deferred revenue, accrued expenses and other current liabilities	(884)	(2,922)	(178)
Other long-term liabilities	(585)	(1,007)	(358)
Net cash provided by operating activities – continuing operations	4,233	7,119	2,188
Net cash used in operating activities – discontinued operations	(386)	(2,841)	(1,425)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,559)	—	—
Purchases of property and equipment	(8,078)	(7,862)	(6,150)
Net proceeds from the sale of Broad Street Digital’s assets	—	—	153
Purchases of marketable securities	(57,409)	(42,840)	(18,046)
Proceeds from sales and maturities of marketable securities	50,619	52,544	30,470
Net cash provided by (used in) investing activities – continuing operations	(16,427)	1,842	6,427
Net cash provided by (used in) investing activities – discontinued operations	8	(8)	(461)
Cash flows from financing activities:
Special cash dividend	—	—	(10,019)
Issuance (repayment) of indebtedness, net	(821)	(90)	—
Advances from Silicon Valley Bank	4,999	(7,793)	86
Borrowings from SVB credit facility	—	—	3,600
Issuance of common stock, net of costs	151	270	66
Purchase of treasury shares	(239)	(3,100)	(11,239)
Principal payments on notes payable	—	—	(7)
Net payments on obligations under capital leases	(95)	(19)	(493)
Net cash provided by (used in) financing activities	3,996	(10,732)	(18,006)
Effect of foreign exchange rate changes on cash	1,198	190	(1,055)
Net decrease in cash and cash equivalents	(7,378)	(4,430)	(12,332)
Cash and cash equivalents, beginning of year	40,365	32,986	28,556
Cash and cash equivalents, end of period	$32,986	$28,556	$16,224
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,143	$966	$577
Cash paid for income taxes	$878	$299	$707
Supplemental disclosure of non-cash investing and financing activities:
Notes issued to cover portion of acquisition price of Broad Street Digital	$561	$—	$3

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

1. Business and Summary of Significant Accounting Policies

Business

Arbinet-thexchange, Inc. and subsidiaries (“Arbinet” or the “Company”) operates an electronic market for trading, routing and settling communications capacity. Members of the Company’s exchange can anonymously buy and sell voice calls and Internet capacity based on route quality and price through the Company’s exchange. Through the Company’s web-based interface and fully automated trading platform, members’ orders are automatically matched using the Company’s proprietary software and delivered through its telecommunications facilities.

Principles of Consolidation

The consolidated financial statements include the accounts of Arbinet and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash is stated at cost, which approximates market. The Company considers all highly liquid investments with original maturity dates of three months or less when purchased to be cash equivalents. Cash equivalents are measured at carrying value or fair value based on the nature of the investment.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization for leasehold improvements and assets acquired under capital leases is computed using the straight-line method over the shorter of the term of the lease or estimated useful lives of the assets, and is included in depreciation and amortization expense in the Statement of Operations. Expenditures for repairs and maintenance are expensed as incurred.

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

1. Business and Summary of Significant Accounting Policies  – (continued)

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

Web Site Development Costs

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs,” costs related to the planning and post implementation phases of Web site development efforts, as well as minor enhancements and maintenance, are expensed as incurred. Direct costs incurred in the development phase are capitalized. These capitalized costs are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a five-year period.

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

In addition, the Company tests goodwill for impairment as of the first day of its fiscal fourth quarter using a two-step process prescribed in SFAS No. 142, “Goodwill and Other Intangible Assets.” The first step of the goodwill impairment test compares the fair value of the Company’s net assets with their carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired. If the carrying amount exceeds the fair value, the Company compares the fair value of goodwill with its carrying amount and recognizes an impairment loss for the amount by which the carrying amount exceeds the fair value. Fair value is determined based on a weighted average of comparable market multiples and discounted cash flows. In 2008, the fair value test was performed on an entity level as there were no separate reporting units.

Revenue Recognition

The Company recognizes trading revenues from minutes traded on its exchange, and fee revenues from access fees, credit risk premium fees, colocation service fees, annual membership fees and other value-added service fees. Revenues from minutes traded represent the price per minute multiplied by the number of minutes purchased by buyers through the Company’s exchange. The Company recognizes trading revenues on a gross basis, pursuant to EITF No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” because the Company acts as a principal in the transactions and not in a broker or agent capacity. Additionally, the Company has the risks and rewards of ownership since the Company collects directly from the buyer

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

1. Business and Summary of Significant Accounting Policies  – (continued)

and pays directly to the seller. The Company bears the credit risk of the transactions and any potential default by the buyer does not absolve the Company from paying the seller. Revenues from access fees generally represent the amounts the Company charges sellers and buyers based on their trading activity on the exchange with other customers (which the Company defines as “Members”).

Revenues from credit risk premium fees represent the amount the Company charges members based on each Member’s gross selling activity on its exchange for that period. Revenues from colocation service fees represent the amount the Company charges members in order for the member-owned equipment to be placed in the Company’s premises. The Company recognizes revenue for access fees, credit risk premium fees and colocation service fees as the service is provided. Initial membership fees are recognized over a period of one year. Deferred revenue includes the portion of membership fees not yet recognized and fees billed in advance of the month when services are provided.

The Company’s U.K. subsidiary accounted for approximately 25%, 24%, and 21% of total fee revenues and 54%, 48%, and 42% of total trade revenues in each of the years ended December 31, 2006, 2007 and 2008, respectively. The Company’s Hong Kong subsidiary accounted for approximately 1%, 2% and 3% of total fee revenues and 1% of total trade revenue in each of the years ended December 31, 2006, 2007 and 2008, respectively. No single Member accounted for more than 10% of total revenues for the years ended December 31, 2006, 2007 and 2008.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Concentration of Credit Risk

Financial instruments that subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivables. The Company maintains cash with various financial institutions, some of which exceed federally insured thresholds. The Company performs periodic evaluations of the relative credit standing of these institutions.

The Company performs ongoing credit evaluations of its Members and, in certain cases, requires collateral from Members in the form of a cash deposit. For those Members that are both sellers and buyers of minutes during a specific trading period, the Company offsets the amounts receivable against the amounts

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

1. Business and Summary of Significant Accounting Policies  – (continued)

payable by the Company to such Member in accordance with the respective membership agreements. The Company has the legal right of offset according to its standard trading terms with Members.

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

The Company has agreements with certain finance companies that provide the Company with global credit risk management services. Under these agreements, the finance companies provide credit protection on certain of the Company’s Members in the event of their inability to pay due to bankruptcy. The Company established credit risk assessment and credit underwriting services with GMAC Commercial Finance LLC, or GMAC, which provides a level of credit risk protection. In addition, the Company and Silicon Valley Bank, or SVB, entered into a Non-Recourse Receivable Purchase Agreement on November 28, 2005 (“SVB Receivable Agreement”) whereby SVB agrees to buy from the Company all right and title to and interest in the payment of all sums owing or to be owing from certain Members arising out of certain invoices of such members up to an aggregate of $10 million. The Company has determined that the SVB Receivable Agreement does not qualify for sale treatment pursuant to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — A Replacement of FASB Statement 125.” Specifically, the Company does not believe the transfer of receivables meets the first conditionset forth in paragraph 9(a) of SFAS 140, requiring the isolation of the transferred assets from the transferor. Settlement of transferred receivables are routinely made by members by making payments on account rather than paying off specific invoices. In addition, since the Company nets its members’ buying and selling activity, certain invoices are settled via buying a members’ activity on the exchange. Remittances received from members in payment of receivables are commingled with assets of the Company and as such are not deemed to be “put presumptively beyond the reach of the transferor and its creditors,” as required under SFAS 140. In accordance with SFAS No. 140, the Company records the proceeds from the sale of receivables under the SVB Receivable Agreement as a liability until sums received from Members are remitted to SVB. As of December 31, 2007 and 2008, approximately $285 and $371 of proceeds from the sale of receivables are reflected in “Trade Accounts Receivable” and “Due to Silicon Valley Bank” in the accompanying balance sheets. Under the terms of our agreements with GMAC and SVB, either GMAC or SVB assumes the credit risk of selected Members to enable such members to purchase voice calls or Internet capacity on our exchange.

The Company has certain minimum annual commissions due pursuant to the terms of its agreements with each of GMAC and SVB. Pursuant to the terms of the Company’s agreement with GMAC, which has been extended until April 30, 2009, and pursuant to the terms of the Company’s agreement with SVB, which terminates on November 26, 2010, the Company is required to pay minimum annual commissions of $0.4 million.

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

1. Business and Summary of Significant Accounting Policies  – (continued)

We adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during 2006, 2007, and 2008 included compensation expense for stock-based payment awards granted prior to but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). As stock-based compensation expense recognized in the statement of operations in 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As a result of management changes and work force reductions, the estimated forfeitures for certain groups of options and stock-based awards were revised in 2008. The change in estimated forfeiture rates resulted in a cumulative reduction in stock-based compensation expense of approximately $0.6 million in 2008. The estimated forfeitures for certain groups of options were revised during 2006.

Total stock-based compensation expense recognized by the Company in the years ended December 31, 2006, 2007 and 2008 is reflected below:

	2006	2007	2008
Stock-based compensation expense by caption:
Operations and development	$266	$329	$365
Sales and marketing	230	492	626
General and administrative	432	1,208	855
Discontinued operations	7	148	330
Severance	—	197	—
	$935	$2,374	$2,176

Foreign Currency

The financial position and results of operations of the Company’s U.K. subsidiary are measured using the local currency, which is the functional currency, in accordance with SFAS 52 “Foreign Currency Translation”. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at year-end. Income statement accounts and cash flows are translated at the average rate of exchange prevailing during the period. Translation adjustments, arising from the use of differing exchange rates, are included in accumulated other comprehensive income (loss). Net gains (losses) resulting from foreign currency transactions were approximately $1.0 million, $0.1 million, and $(7.0) million for the years ended December 31, 2006, 2007 and 2008, respectively.

In the second quarter of 2005, the Company designated, on a prospective basis, approximately $12.0 million of its US dollar denominated receivable from its U.K. subsidiary as permanent in nature and commenced reporting foreign exchange translation gains and losses on that amount as a component of accumulated other comprehensive income (loss) included in stockholders’ equity. Prior to its designation as long term, the foreign currency gains and losses related to this portion of the intercompany receivable were included in other income (expense), net in the accompanying consolidated statements of operations.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

1. Business and Summary of Significant Accounting Policies  – (continued)

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

Leases

The Company accounts for leases in accordance with SFAS No. 13, “Accounting for Leases” and other related authoritative guidance. The Company records rent expense for leases that contain scheduled rent increases on a straight-line basis over the lease term from the time the Company controls the property.

Reclassifications

Certain amounts in the comparative periods have been reclassified to conform to the current period’s presentation in the consolidated statements of operations. The Company reclassified “Operating and development costs” from “Costs and expenses” to “Indirect cost of trading and fee revenues”. In addition, costs related to the Company’s third party credit arrangements were reclassified from “Other income (expense)” to “Interest expense” in the accompanying consolidated statements of operations.

Discontinued Operations

The Company accounts for discontinued operations in accordance with SFAS 144. Under SFAS 144, the operating results of a business unit are reported as discontinued if its operations and cash flows can be clearly distinguished from the rest of the business, the operations have been sold or will be sold within a year, there will be no continuing involvement in the operation after the disposal date and certain other criteria are met. Significant judgments are involved in determining whether a business component meets the criteria for discontinued operation reporting and the period in which these criteria are met.

Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157, as issued, were effective January 1, 2008. However, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which allows entities to defer the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company elected the deferral related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment. The effect of adopting this standard was not significant.

Fair value is defined under SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

1. Business and Summary of Significant Accounting Policies  – (continued)

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market
•	Level 2 — inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability
•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The following table presents assets measured at fair value on a recurring basis as of December 31, 2008, by SFAS 157 valuation hierarchy:

	Level 1	Level 2	Level 3	Carrying Value
Cash equivalents(1)	$5,369	—	—	$5,369
Marketable securities(2)	$7,926	—	—	$7,926

(1)	Cash equivalents consist of money market funds.
(2)	Marketable securities primarily consist of commercial paper, corporate bonds, and U.S. government securities.

The fair value of the marketable securities is based upon the market values quoted by the financial institutions as of December 31, 2008.

The Company’s other financial instruments at December 31, 2008 consist of accounts receivable, accounts payable and debt. For the year ended December 31, 2008, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximate fair value, based upon the short-term nature of these accounts. The carrying value of the Company’s loan agreements approximate fair value as each of the loans bears interest at a floating rate. The carrying value of the Company’s notes payable approximates fair value due to its short-term maturity.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (SFAS 159), permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company did not elect to fair value any financial instruments under the provisions of SFAS 159 and therefore, the adoption of this statement effective January 1, 2008 did not have an impact on the consolidated financial statements.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of outstanding common shares plus the dilutive effect of restricted stock, restricted stock units, stock options and warrants as if they were exercised. During a loss period, the effect of the potential exercise of restricted stock, restricted stock units, stock options and warrants are not considered in the diluted earnings (loss) per share calculation since the effect would be antidilutive.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

1. Business and Summary of Significant Accounting Policies  – (continued)

The following is a reconciliation, on a weighted average basis, of basic number of common shares outstanding to diluted number of common and common share equivalent shares outstanding:

	Year Ended December 31,
	2006	2007	2008
Basic number of common shares outstanding	25,177,662	25,072,482	23,921,603
Dilutive effect of stock options and warrants	—	—	—
Dilutive number of common and common share equivalents	25,177,662	25,072,482	23,921,603

For the years ended December 31, 2006, 2007 and 2008 outstanding stock options of 3,248,321; 3,644,470 and 3,517,840, respectively, have been excluded from the above calculations because the effect on net loss per share would have been antidilutive. For the years ended December 31, 2007 and 2008, 1,439 warrants, respectively, have been excluded from the above calculations because the effect on net loss per share would have been antidilutive. Unvested restricted stock units of 306,109; 480,320 and 411,995 have been excluded from the above calculations for the years ended December 31, 2006, 2007 and 2008, respectively, as the impact would have been antidilutive.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), a replacement of SFAS No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While there is no expected impact to the Company’s consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS 141R on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date and for tax matters relating to prior acquisitions settled subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the results of operations. SFAS 160 clarifies that changes in parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

1. Business and Summary of Significant Accounting Policies  – (continued)

The Company does not expect the adoption of SFAS No. 160 to have a material effect on the Company’s financial position or results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 removes the requirement under SFAS No. 142, Goodwill and Other Intangible Assets to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. We were required to adopt FSP 142-3 effective January 1, 2009 on a prospective basis. The Company does not expect the adoption of FSP 142-3 on January 1, 2009 to have a material effect on the Company’s financial position or results of operations.

2. Restructuring

During 2001 and 2002, the Company exited two separate facilities and accordingly recorded charges for the future lease obligations, net of estimated sub-lease income.In August 2007, the Company decommissioned certain fixed assets at 611 West 6th Street in Los Angeles and relocated its Los Angeles switch operations to one of the sites that had been exited in December 2002. As a result, the Company recognized a gain of $1.0 million representing the reversal of the remaining liability related to the abandoned space placed back into service. In addition, the Company recognized a charge of $0.3 million representing the present value of the future lease obligations remaining on the West 6th Street site. A gain of $0.7 million, representing the net impact of these two transactions, has been reflected as a restructuring benefit in the accompanying statement as operations for the year ended December 31, 2007.

The table below shows the amount of the charges and the cash payments related to the Company’s restructuring liabilities.

Total
Balance at December 31, 2006	$1,724
Cash payments	(492)
Reversal of liability for previously abandoned lease site	(996)
Future lease obligation W. 6th Street	296
Balance at December 31, 2007	$532
Cash payments	(350)
Balance at December 31, 2008	$182

As of December 31, 2008, the balance is recorded in accrued expenses and other current liabilities, in the accompanying balance sheet.

3. Severance Charges

In June 2007, the Company recorded severance charges related to a resignation agreement entered into with the former Chief Executive Officer and a workforce reduction of certain employees. In accordance with SFAS No. 112, “Employers’ Accounting for Post-employment Benefits” (“SFAS 112”), an amendment of FASB Statements No. 5 and 43, benefits were provided pursuant to a severance plan which used a standard formula of paying benefits based upon tenure with the Company. The accounting for these severance costs has met the four requirements of SFAS 112, which are: (i) the Company’s obligation relating to employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; (ii) the

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

3. Severance Charges  – (continued)

obligation relates to rights that vest or accumulate; (iii) payment of the compensation is probable; and (iv) the amount can be reasonably estimated. All severance related obligations have been paid.

During the second half of 2008, the Company recorded severance charges of $1.4 million related to a departure and transition services agreement entered into with its former Chief Executive Officer, and an overall workforce reduction, including the termination without cause of our Chief Operating Officer and Chief Marketing Officer.

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

Digital Media

In August 2006, the Company established a new subsidiary, Arbinet Digital Media Corporation, to explore and develop products and services to address the market opportunity presented by the exchange of digital media. As part of the Company’s digital media strategy, in December 2006, the Company, through its wholly-owned subsidiary, Broad Street Digital Inc., acquired all of the outstanding common stock of Flowphonics Limited (renamed Broad Street Digital Limited (“Broad Street Digital”)), a license management platform for intellectual property rights and digital content distribution. The purchase price was approximately $2.1 million, including transaction costs.

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

4. Discontinued Operations  – (continued)

The purchase price for the Broad Street Digital acquisition was allocated to assets acquired based on their estimated fair values determined by management with the assistance of a third-party appraiser as follows:

		Estimated Amortizable Life
Total tangible assets	$21	N/A
Existing customer relationships	800	7 years
Software	500	5 years
Patents	450	5 years
Goodwill	349	N/A
	$2,120

To increase resources available for its core business, in the first quarter of 2008, the Company announced a decision to explore strategic alternatives for Broad Street Digital. As a result of this decision, the Company recognized an impairment charge of approximately $2.3 million in the fourth quarter of 2007 to write down the intangible and long lived assets, including $0.4 million of goodwill, of Broad Street Digital to their estimated fair value.

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

In connection with ceasing digital media activities, the Company entered into a separation and release agreement with the Chief Operating Officer of Arbinet Digital Media Corporation and terminated the remaining employees in this segment. The Company recognized a severance charge of $0.5 million in the third quarter of 2008 which was recorded in loss from discontinued operations.

Summarized financial information for discontinued operations is shown below.

	For Year Ended December 31,
	2006	2007	2008
Total revenues	$—	$89	$647
(Loss) from discontinued operations, before income tax	(343)	(5,209)	(2,217)
Income tax expense	4	—	11
(Loss) from discontinued operations, net of taxes	$(347)	$(5,209)	$(2,228)

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

4. Discontinued Operations  – (continued)

	At December 31, 2007	At December 31, 2008
Assets:
Non-current assets of discontinued operations	$440	$—
Liabilities:
Accounts payable(1)	$272	$303
Accrued and other current liabilities	62	171
Current liabilities of discontinued operations	$334	$474

(1)	Amounts represent royalty payments received by the Company on behalf of the buyer of the Broad Street Digital assets. Amounts will be remitted in the first half of 2009.

As a result of the decision to cease activities of digital media and its presentation as discontinued operations, the Company operates in one reporting segment.

5. Marketable Securities

Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the year ended December 31, 2008. All marketable securities at December 31, 2008 have a maturity of one year or less. As of December 31, 2007 and 2008, the Company’s net unrealized gains in its available-for-sale securities were not material. All of the marketable securities held at December 31, 2007 matured at various dates in 2008 resulting in no material gain or loss. The following is a summary of marketable securities at December 31, 2007 and 2008 by type:

	2007	2008
Commercial paper	$19,613	$1,996
U.S. Government and federal agency obligations	1,507	2,002
Certificates of deposit	21	750
Corporate bonds	8,480	3,178
Money market funds	—	5,369
	29,621	13,295
Less: amounts classified as cash equivalents	(9,277)	(5,369)
Total marketable securities	$20,344	$7,926

There were no individual marketable securities that carried an unrealized loss for the past twelve consecutive months.

6. Property and Equipment

Property and equipment consisted of the following:

	2007	2008	Estimated Useful Life
Telecommunications equipment and software	$61,863	$64,901	5 to 7 years
Furniture, fixtures and office equipment	7,137	7,884	5 to 7 years
Leasehold improvements	7,915	7,941	Shorter of initial lease term or useful life
	76,915	80,726
Less accumulated depreciation and amortization	(53,913)	(59,858)
Property and equipment, net	$23,002	$20,868

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

6. Property and Equipment  – (continued)

Property and equipment, net, includes equipment under capital leases of $905 and $551 (net of accumulated depreciation of $3,977 and $4,331) at December 31, 2007 and 2008, respectively. Property and equipment, net, includes capitalization of software for internal use of $6,226 and $6,903 (net of accumulated amortization of $24,182 and $26,921) at December 31, 2007 and 2008, respectively. Amortization of capitalized software for internal use was $2,500, $2,751 and $2,750 in 2006, 2007 and 2008, respectively. Property and equipment, net includes approximately $4.7 million and $3.0 million of assets located in the Company’s leased facilities in the United Kingdom and approximately $0.5 million of assets located in the Company’s leased facility in Hong Kong as of December 31, 2007 and 2008.

During 2006 and 2007, the Company decommissioned certain fixed assets located at its exchange delivery points (“EDP”) in New York City, Los Angeles and London, England. Management has engaged a third party to facilitate the sale of this equipment. To date, the Company has sold a nominal amount of these assets. During the year ended December 31, 2008, the Company recorded an impairment charge of approximately $0.5 million, to adjust the carrying value of the assets to their estimated fair market value. The carrying value of this equipment as of December 31, 2007 and 2008 is approximately $0.5 million and $12, respectively, and is included in “prepaids and other current assets” in the accompanying consolidated balance sheets.

7. Indebtedness

In November 2008, the Company entered into a Seventh Amendment to an Accounts Receivable Financing Agreement (“Loan Agreement”) with Silicon Valley Bank, which further amends the financing arrangement dated February 3, 2003. Under the Loan Agreement, the Company may borrow up to $25.0 million from time to time under a secured revolving facility for a two-year period. Borrowings under the Loan Agreement are on a formula basis, based on eligible accounts receivable. There are no financial covenants under the Loan Agreement. Interest on gross borrowings under the Loan Agreement is based on the bank’s prime rate, subject to a minimum rate of 4.0%. The Loan Agreement is collateralized by substantially all the Company’s assets.

The Loan Agreement has a minimum finance charge of $12,000 monthly or $144,000 annually. Additionally, the amendment to the Loan Agreement is subject to a $75,000 annual modification fee.

As of December 31, 2008, $3.6 million was outstanding under the Loan Agreement. The Loan Agreement expires on November 26, 2010.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2007	2008
Compensation and related benefits	$1,540	$1,319
Security deposits from members	1,999	1,716
Deferred rent	351	245
Prepayments from members	2,992	2,771
Professional fees	792	917
Other	576	584
	$8,250	$7,552

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

9. Stockholders’ Equity

On June 11, 2007, the Board of Directors of Arbinet authorized the repurchase of up to $15.0 million of the Company’s common stock at anytime and from time to time (the “2007 Repurchase Plan”). On February 26, 2008 the Company’s Board of Directors terminated the 2007 Repurchase Plan, under which an aggregate of 838,797 shares had been purchased. Shares of the Company’s common stock repurchased under the 2007 Repurchase Plan aggregate approximately $4.7 million, of which $2.1 million was repurchased in the first quarter of 2008.

On February 28, 2008, the Company announced that its Board of Directors had approved a special one-time cash distribution of $0.40 per share. The aggregate total distribution of approximately $10.0 million was paid on March 28, 2008 to holders of record of the Company’s common stock as of the close of business on March 12, 2008. Adjustments were made to the outstanding stock options and restricted stock grants to restore the respective holders to their position before the issuance of the distribution. These modifications were treated as adjustments in connection with an equity restructuring in accordance with applicable accounting standards.

On May 22, 2008, the Board of Directors authorized the repurchase of up to $8.0 million of the Company’s common stock (“May 2008 Repurchase Plan”). Prior to the expiration of the May 2008 Repurchase Plan in August 2008, 1,918,516 shares were repurchased for $7.1 million.

On November 4, 2008, the Board of Directors of the Company authorized the repurchase of up to $5.0 million of the Company’s common stock (the “November 2008 Repurchase Plan”). Stock repurchases are made from time to time in the open market. As of December 31, 2008, 1,006,574 shares were repurchased for $2.0 million. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The November 2008 Repurchase Plan may be suspended or terminated at any time without prior notice, and has no expiration date.

On November 21, 2008, the Board of Directors of the Company authorized an amendment to the November 2008 Repurchase Plan. Under the amendment, stock repurchases will also be made from time to time through privately negotiated transactions in compliance with applicable laws and other legal requirements. Except as specifically amended, the November 2008 Repurchase Plan remains in full force and effect in accordance with its terms.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2006	$(621)	$3	$(618)
Change	167	(3)	164
Balance at December 31, 2007	(455)	—	(455)
Change	4,025	6	4,031
Balance at December 31, 2008	$3,570	$6	$3,576

“Other” represents changes associated with the accounting for valuation adjustments relating to certain available for sale securities, which has been excluded from net income and reflected in equity.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

10. Stock Based Compensation

Stock Options

The Company established a 2004 Stock Incentive Plan, as amended (the “2004 Plan”), which provides the granting of options to officers, employees, directors, and consultants of the Company. As of December 31, 2008, options to purchase 1,388,988 shares of common stock were available for future grants under the 2004 Plan. Common stock shares of 3,517,840 and 3,664,470, as of December 31, 2008 and 2007, respectively, were reserved for stock options granted. As of December 31, 2007 and 2008, 1,439 shares were reserved for warrants to purchase common stock. These warrants are exercisable at $4.99 per share. Options outstanding as of December 31, 2007 and December 31, 2008 include option grants under the 2004 Plan as well as the Amended and Restated 1997 Stock Incentive Plan and the First Amended and Restated Non-employee Directors’ and Advisors’ Stock Option Plan.

Options granted under the 2004 Plan generally have a four-year vesting period and expire ten years after grant. Most of the Company’s stock options vest ratably during the vesting period, as opposed to awards that vest at the end of the vesting period. The Company recognizes compensation expense for options using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested stock options expected to vest was approximately $1.8 million at December 31, 2008 with a remaining weighted average period of approximately 36 months over which such expense is expected to be recognized. Upon exercise of stock options, the Company typically issues new shares of its common stock (as opposed to using treasury shares).

On June 11, 2007, the Chief Executive, President and Director of Arbinet, resigned. In connection with the resignation, Arbinet entered into a Resignation Agreement dated June 11, 2007 (the “Resignation Agreement”). The Resignation Agreement provided for the acceleration of outstanding stock options, restricted stock, and restricted stock units, resulting in additional stock-based compensation of $197 being recognized in the second quarter of 2007.

On August 25, 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested employee stock options issued under the 2004 Plan with an exercise price in excess of $10.00 per share. Pursuant to this action, options to purchase approximately 1.4 million shares of the Company’s common stock became exercisable immediately. Based on the closing price on August 24, 2005 of $6.35, none of these options had intrinsic economic value at the time. The vesting acceleration enabled the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of SFAS 123(R) in January 2006. As a result of this change, the Company reduced the pre-tax stock option expense it otherwise would have been required to record under SFAS 123(R) by approximately $7.8 million over a four-year period, from 2006 to 2009.

The fair market value of each option has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	2006	2007	2008
Expected option lives	4 years	4 years	5 years
Risk-free interest rates	4.52%	4.22%	2.94%
Expected volatility	50.0%	48.0%	47.3%
Dividend yield	0%	0%	0%

Expected volatilities are based on historical volatility of the stock of the Company and guideline companies. The expected life of options granted is based on historical experience and on the terms and conditions of the options. The risk-free rates are based on the U.S. Treasury Strip yield in effect at the time of the grant.

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2007 and 2008 was $2.38, $2.67 and $1.59, respectively.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

10. Stock Based Compensation  – (continued)

A summary of the Company’s stock options activity (including options granted outside the 2004 Plan to non-employees) during the year ended December 31, 2008, is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding, at beginning of year	3,664,470	$8.57
Granted	1,038,000	$3.75
Equity restructuring adjustment(1)	3,657,151	$6.12
Exercised	(36,168)	(1.82)
Forfeitures/expirations(1)	(4,805,613)	(7.42)
Outstanding, at end of year	3,517,840	$6.23
Options exercisable at year-end	1,856,261	$8.07

(1)	On February 28, 2008, the Company announced that its Board of Directors had approved a special one-time cash distribution of $0.40 per share of the Company’s common stock. The Company cancelled all outstanding options and reissued 3,657,151 options to adjust the respective holders to their position before the issuance of the distribution. The cancellation is included within forfeitures/expirations. These modifications were treated as adjustments in connection with an equity restructuring in accordance with applicable accounting standards.

As of December 31, 2008, there were 3,517,840 options outstanding with 7.72 weighted average years remaining on the contractual life, of which 3,187,328 shares have vested or are expected to vest. The aggregate intrinsic value of both the outstanding shares and the shares that are vested or expected to vest is $0.2 million at December 31, 2008, based on the closing stock price of $1.50.

The intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was approximately $114 and $4.1 million, respectively.

Restricted Stock Awards

Restricted stock awards granted under the 2004 Plan generally have a three-year vesting period. Most of the Company’s restricted stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. The Company recognizes compensation expense for restricted stock awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested restricted stock awards expected to vest was approximately $1.5 million at December 31, 2008 with a remaining weighted average period of approximately 23 months over which such expense is expected to be recognized. The fair value of shares that vested during the year ended December 31, 2008 was approximately $1.2 million.

Restricted stock activity for the year ended December 31, 2008 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at December 31, 2007	480,320	$5.87
Granted	224,355	4.10
Equity restructuring adjustment(1)	40,128	—
Vested during period	(214,761)	(5.78)
Forfeited	(118,047)	(5.18)
Unvested at December 31, 2008	411,995	$4.55
(1)	On February 28, 2008, the Company announced that its Board of Directors had approved a special one-time cash distribution of $0.40 per share of the Company’s common stock. The Company issued 40,128

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

10. Stock Based Compensation  – (continued)

incremental shares of restricted stock to adjust the respective holders to their position before the issuance of the cash distribution. These modifications were treated as adjustments in connection with an equity restructuring in accordance with applicable accounting standards.

Performance Share Awards

The Company provides certain Performance Share Awards (the “Awards”) whereby it grants performance shares to certain executives of the Company. These Awards provide recipients with the opportunity to earn shares of common stock of the Company, the number of which shall be determined pursuant to, and subject to the attainment of specific Company operating performance goals. Under SFAS 123(R), accruals of compensation expense for an award with a performance condition is based on the probable outcome of the performance conditions. During the years ended December 31, 2006, 2007 and 2008, the Company recorded expense of $0, $0, and $17, respectively, relating to performance awards.

11. Income Taxes

The components of income from continuing operations before income taxes are as follows for the years ended December 31:

	2006	2007	2008
Income (loss) – U.S.	$4,971	$(1,148)	$(2,225)
Income (loss) – international	(3,001)	(352)	(10,088)
	$1,970	$(1,500)	$(12,313)

The income tax (benefit) expense consists of the following for the years ended December 31:

	2006	2007	2008
Current:
Federal	$70	$(12)	$37
State	400	244	333
Foreign	—	—	22
Total Current	471	232	392
Deferred:
Federal	1,079	—	—
State	463	—	—
Total Deferred	1,542	—	—
Total income tax (benefit) expense	$2,013	$232	$392

The Company recorded an income tax provision of approximately $392 and $232 for the years ended December 31, 2008 and December 31, 2007 primarily representing the statutory requirements for state taxes. The Company recorded an income tax provision of approximately $2.0 million for the year ended December 31, 2006 primarily related to the reestablishment of a full valuation allowance recorded against deferred tax assets.

The difference between the federal statutory tax rate and the effective tax rate is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards in 2008 and 2007, as well as the impact of state taxes and the impact of foreign taxes on the portion of pre-tax income associated with the Company’s U.K. subsidiary. The difference between the federal statutory tax rate and the effective tax rate for 2006 is primarily related to the reversal of the expected utilization of certain of the Company’s net operating loss carryforwards in 2005, as well as the impact of state taxes and the impact of foreign taxes on the portion of pre-tax income associated with the Company’s U.K. subsidiary. The reconciliation of income taxes from continuing operations computed at U.S. federal statutory rates to income tax expense is as follows:

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

11. Income Taxes  – (continued)

	2006	2007	2008
Tax expense at federal statutory rate (35%)	$690	$(525)	$(4,310)
State taxes, net of federal benefit	544	150	216
Losses with no benefit	1,050	123	3,554
Non-deductible expenses	152	337	299
Utilization of NOLs and changes in valuation allowance – federal	(423)	147	633
Total income tax expense	$2,013	$232	$392

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the deferred tax assets and liabilities at December 31 are as follows:

	2007	2008
Deferred tax liabilities:
Depreciation	$(7,773)	$(8,148)
Intangible assets	—	—
Deferred tax liability	(7,773)	(8,148)
Deferred tax assets:
Net operating and capital loss carryforwards	38,444	40,523
Impairments	7,449	7,483
Accrued rent	987	911
Deferred income	775	972
Litigation reserve	—	—
Other	1,727	2,254
Deferred tax asset	49,382	52,143
Valuation allowance	(41,609)	(43,995)
Net Deferred Tax Asset	$—	$—

When evaluating the ability for the Company to record a net deferred tax asset, SFAS No. 109 “Accounting for Income Taxes” requires the Company consider all sources of taxable income as well as all available evidence to determine whether it is more likely than not that it will be able to utilize this asset. At December 31, 2007 and 2008, a full valuation allowance in the amount of $41.6 and $44.0 million, respectively, has been recorded against net deferred tax assets since, at those dates, the Company was unable to conclude that it was more likely than not that it would realize those assets. The increase in the valuation allowance is mainly attributable to the increase in the net operating losses as well as other temporary differences that will reverse in future periods. The Company will continue to refine and monitor all available evidence during future periods to evaluate the recoverability of our deferred tax assets.

Approximately $743 of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current income when subsequently recognized.

At December 31, 2008, the Company had net operating loss, or NOL, carryforwards of approximately $79 million for U.S. federal and state income tax purposes that expire on various dates between 2020 and 2028 if not utilized. The availability of NOL carryforwards to offset future taxable income may be subject to annual limitations imposed by Internal Revenue Code Section 382 as a result of an ownership change. Management has concluded that an ownership change occurred during 2007. However, based on the market value

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

11. Income Taxes  – (continued)

of the Company at such date, the Company believes that this ownership change will not significantly impact its ability to use net operating losses in the future to offset taxable income. At December 31, 2008, the Company had NOL carryforwards of approximately $21 million for foreign income tax purposes. The foreign NOL carryforwards do not expire.

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company identified an aggregate of approximately $625 of unrecognized tax benefits, including related estimated interest and penalties, due to uncertain tax positions. Approximately $589 of these uncertain tax positions resulted in a reduction of deferred tax assets against which the Company had recorded a full tax valuation allowance on its balance sheet. The balance of the unrecognized tax benefits, amounting to $36, which includes interest and penalties, was recorded as an increase to accumulated deficit and an increase of $36 to “other long-term liabilities.” While the Company believes that it has identified all reasonably identifiable exposures and that the reserve it has established for such exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause the Company to either materially increase or reduce the amount of our tax reserve.

As of January 1, 2007, after the implementation of FIN 48, the amount of unrecognized tax benefits is $625, including interest and penalties, of which recognition of $36 would impact the Company’s effective tax rate. At December 31, 2008, the amount of unrecognized tax benefits is $650, including interest and penalties, of which recognition of $61 would impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2007	2008
Balance at January 1,	$614	$614
Additions related to current year tax positions	—	18
Balance at December 31,	$614	$632

The Company recognizes potential interest and penalties relating to income tax positions as a component of the provision for income taxes. As of January 1, 2007, the Company recorded a liability for the payment of interest and penalties of $3 and $8, respectively. The Company recorded an additional $3 and $4 in interest expense in its income tax provision related to these positions for the years ended December 31, 2007 and 2008 respectively. These amounts resulted in an increase in “other long-term liabilities.”

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The Company is not currently under examination by the Internal Revenue Service. The U.S. federal statute of limitations remains open for the years 2005 onward. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions. The Company is no longer subject to federal, state or foreign income tax assessments for years prior to 2003.

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

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

12. 401(k) Plan

The Company contributions under the 401(k) Plan are computed at 4% of an employee’s eligible compensation subject to certain limits. Contributions into the 401(k) Plan in the years ended December 31, 2006, 2007 and 2008 were approximately $278, $340 and $366, respectively. These contributions were recorded as expense for each year in the consolidated statements of operations.

13. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in legal proceedings in the ordinary course of its business. The litigation process is inherently uncertain, and the Company cannot guarantee that the outcome of any proceedings or lawsuits in which the Company may become involved will be favorable to the Company or that they will not be material to the business, results of operations or financial position. The Company does not currently believe there are any matters pending that will have a material adverse effect on its business, results of operations or financial position.

World Access Proceeding

On March 18, 2003, World Access, Inc. f/k/a WAXS, Inc., WA Telcom Products Co., Inc., WorldxChange Communications, Inc., Facilicom International LLC and World Access Telecommunications Group, Inc. f/k/a Cherry Communications Incorporated d/b/a Resurgens Communications Group (collectively “the Debtors”), filed a lawsuit against the Company in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Debtors had previously filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Debtors sought recovery of certain payments they made to the Company as a buyer on the exchange, which totaled approximately $855. The Debtors claimed that such payments were preferential transfers under the Bankruptcy Code. The Debtors also sought costs and expenses, including attorneys’ fees and interest. The Company filed an answer to the complaint on April 18, 2003, denying the Debtors’ claims for relief and asserting several affirmative defenses. The parties entered into a Settlement Agreement dated November 19, 2008 and the action has been dismissed.

Operating Leases

The Company leases office facilities and certain equipment under operating leases expiring through 2017. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. In addition, certain lease agreements contain renewal options and rent escalation clauses. The Company does not consider any individual lease material to its operations. Aggregate future minimum rental payments and future sublease income are:

Year Ending December 31:	Future Minimum Rental Obligations	Future Sub-lease Income
2009	$3,450	$68
2010	2,705	29
2011	2,040	—
2012	2,097	—
2013	1,960	—
Thereafter	4,323	—
	$16,575	$97

Rent expense for the years ended December 31, 2006, 2007 and 2008, was approximately $2,938, $2,971 and $3,314, respectively. Sub-lease income was $0.1 million for the years ended 2006, 2007 and 2008. Approximately $2.4 million and $2.1 million of security deposits as of December 31, 2007 and 2008, respectively, represent collateral for the landlords under various leases. The Company has approximately $2.2 million and $2.1 million recorded as deferred rent as of December 31, 2007 and 2008, respectively. These

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

13. Commitments and Contingencies  – (continued)

amounts principally represent the difference between straight-line rent expense recorded and the rent payments and lease incentives as of the balance sheet date.

Capital Leases

The Company leases certain equipment under capital leases, which expire at various dates through 2008. Borrowings under capital leases bear interest at 10.83% per annum. Amounts charged to interest expense related to capital leases were immaterial for the years ended December 31, 2006, 2007 and 2008, respectively.

Purchase Obligations

The Company has an agreement with one of its equipment vendors, which obligates the Company to purchase certain equipment and services for approximately $1.0 million in 2009 and $1.0 million in 2010. The Company has made purchases from this vendor of approximately $1.5 million, $1.2 million, and $2.0 million in 2006, 2007 and 2008, respectively.

Employment Offer Letters

The Company has several employment offer letters with officers of the Company. These offer letters provide for an annual base compensation and the issuance of stock options. These stock options were granted at fair market value. These offer letters generally contain provisions for severance payouts in the event of termination of employment of the officers.

14. Goodwill and Intangible Assets

The balance of goodwill was $2,196 and $0 at December 31, 2007 and 2008, respectively. The Company performed its annual impairment test at the beginning of the fourth quarter of 2008 which indicated there was no impairment to the Company’s goodwill and other intangible assets. However, business conditions worsened during the fourth quarter of 2008, and the market’s perception of the value of the Company’s common stock resulted in a reduction in the Company’s market capitalization below its book value. These factors caused the Company to perform additional impairment testing as of December 31, 2008. As a result of this additional testing, the Company determined that its goodwill and certain of its intangible assets were impaired. Accordingly, the Company recorded a $3.0 million non-cash impairment charge of which $1.6 million related to goodwill and $1.3 million pertained to other intangible assets. Additionally, the change in the carrying amounts is also related to the difference in exchange rate in effect at December 31, 2007 and 2008. The goodwill balances are recorded using local currency (British Pounds Sterling) as the functional currency and are translated into US dollars at the exchange rate in effect at year-end.

The following table summarizes the Company’s intangible assets subject to amortization at the dates indicated:

	December 31, 2007			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Patent	$1,100	$270	$830	$1,100	$378	$722	$—
Non-compete agreement	104	104	—	76	76		—
Acquired technology	135	135	—	99	99		—
Existing customer relationships	1,761	572	1,188	1,293	550	580	163
Total intangibles	$3,100	$1,081	$2,018	$2,568	$1,103	$1,302	$163

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

14. Goodwill and Intangible Assets  – (continued)

Amortization expense for intangibles totaled approximately $272 and $311 for the years ended December 31, 2008 and 2007, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2009	$28
2010	28
2011	28
2012	28
2013	28
Subsequent years	23

15. Related Party Transactions

The Company entered into two Non-Qualified Stock Option Agreements dated July 31, 2007 and February 7, 2008 with a member of its Board of Directors, Alex Mashinsky, in connection with consulting services beyond the scope of his services rendered as a member of Board of Directors. The Company recognized a total of $244 and $143 in stock based compensation expense pursuant to these agreements during the years ended December 31, 2007 and 2008.

The Chief Financial Officer is also a Partner in Tatum LLC (“Tatum”), an executive services and consulting firm. The Company entered into an agreement with Tatum to hire a Controller on an interim basis. The Company recognized a total of $86 and $264 in expense pursuant to this agreement during the years ended December 31, 2007 and 2008, respectively.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

16. Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2008:
Total revenues	$125,401	$136,573	$106,658	$98,216	$466,848
Cost of trading and indirect cost revenues	118,212	128,253	99,952	92,171	438,588
Income (loss) from operations	(238)	82	(1,539)	(4,298)	(5,993)
Income (loss) from continuing operations	(38)	132	(4,101)	(8,698)	(12,705)
Income (loss) from discontinued operations	(412)	(784)	(673)	(359)	(2,228)
Net income (loss)	(450)	(652)	(4,774)	(9,057)	(14,933)
Basic and diluted net earnings (loss) per share:
Continuing operations	$(.00)	$.01	$(.18)	$(.38)	$(.53)
Discontinued operations	$(.02)	$(.03)	$(.03)	—	$(.09)
Year ended December 31, 2007:
Total revenues	$142,163	$134,611	$129,217	$127,958	$533,949
Cost of trading and indirect cost of revenues	134,564	127,288	121,773	120,871	504,496
Income (loss) from operations	(2,066)	(2,176)	1,017	(679)	(3,904)
Income (loss) from continuing operations	(1,427)	(1,392)	1,533	(445)	(1,731)
Income from discontinued operations	(449)	(1,080)	(550)	(3,130)	(5,209)
Net income (loss)	(1,876)	(2,472)	983	(3,575)	(6,940)
Earnings (loss) per share from continuing operations:
Basic	$(.06)	$(.07)	$.06	$(.02)	$(.07)
Diluted	$(.06)	$(.07)	$.06	$(.02)	$(.07)
Earnings (loss) per share from discontinued operations:
Basic	$(.02)	$(.03)	$(.02)	$(.12)	$(.21)
Diluted	$(.02)	$(.03)	$(.02)	$(.12)	$(.21)

Net loss for third quarter 2008 includes a pre-tax charge to earnings of $1.3 million for severance costs and an impairment charge of approximately $0.5 million to adjust the carrying value of certain decommissioned fixed assets to their estimated fair market value. In the fourth quarter of 2008, the Company recorded a pre-tax charge to earnings of $3.0 million for a non-cash impairment charge related to goodwill and other intangible assets.

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

SCHEDULE II

Valuation and Qualifying Accounts
Years Ended December 31, 2008, 2007 and 2006

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2008
Allowance for Doubtful Accounts	$1,480,717	$982,217	$(392,188)	$2,070,745
Year ended December 31, 2007:
Allowance for Doubtful Accounts	$1,182,892	$946,223	$(648,398)	$1,480,717
Year ended December 31, 2006:
Allowance for Doubtful Accounts	$827,462	$590,071	$(234,641)	$1,182,892

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2008:
Valuation Allowance on deferred tax asset	$41,609,330	$2,385,644	$—	$43,994,974
Year ended December 31, 2007:
Valuation Allowance on deferred tax asset	$39,707,553	$1,901,777	$—	$41,609,330
Year ended December 31, 2006:
Valuation Allowance on deferred tax asset	$39,896,823	$1,542,125	$(1,731,395)	$39,707,553