Form 10-K/A
period 2008-12-31
ARBINET THEXCHANGE INC
filed 2009-04-29
CIK 1136655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File Number: 000-51828

ARBINET-THEXCHANGE, INC.

(Exact Name of Registrant As Specified in Its Charter)
Delaware	13-3930916
(State or Other Jurisdiction of	(I.R.S. Employer)
Incorporation or Organization)

120 Albany Street, Tower II, Suite 450
New Brunswick, New Jersey	08901
(Address of Principal Executive Offices)	(Zip Code)
(732) 509-9100
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Form 10-K/A constitutes Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Arbinet-thexchange, Inc. (the “Company”) for the period ended December 31, 2008, originally filed with the Securities and Exchange Commission on March 16, 2009 (the “Original Filing”). The Company is filing this Amendment No. 1 to include information required by Items 10, 11, 12, 13 and 14 of Part III within the period required by General Instruction G(3) to Form 10-K.  In addition, Item 15 of Part IV has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  These updated certifications are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2.  A power of attorney, which is set forth on the signature page of this Amendment No. 1, has also been added to Item 15 of Part IV.  Item 9B of Part II has been amended to provide disclosure regarding the appointment of an individual to our Board of Directors in November 2008, which was not reported in a Current Report on Form 8-K.  Except as described above, no other changes have been made to the Original Filing and no attempt has been made in this Amendment No. 1 to modify or update disclosures for events that occurred subsequent to the Original Filing.

i

ARBINET-THEXCHANGE, INC.

TABLE OF CONTENTS

i

PART II

Item 9B. Other Information

On November 5, 2008, Arbinet-thexchange, Inc. (“Arbinet” or the “Company”) issued a press release announcing that the Board of Directors (our “Board”) of the Company, upon the recommendation of our Nominating and Corporate Governance Committee, appointed Jose A. Cecin, Jr. to our Board as a Class I director, effective as of November 5, 2008.  Mr. Cecin will stand for election at our 2011 Annual Meeting of Stockholders.  Mr. Cecin was also appointed by our Board to our Audit Committee and our Compensation Committee.

In connection with his appointment, we granted Mr. Cecin (i) a nonstatutory stock option to purchase a total of 16,000 shares of our common stock at an exercise price per share equal to the closing price per share of our common stock on November 5, 2008 (the “Grant Date”) and (ii) 7,000 shares of restricted stock.  The stock option and the shares of restricted stock each vest as follows:  one-third vests on the first anniversary date of the Grant Date and the remaining two-thirds vests quarterly in eight equal amounts over the following eight quarters.

There were no arrangements between Mr. Cecin and any other persons pursuant to which Mr. Cecin was selected as a director.  In addition, there are no transactions, or proposed transactions, to which the Company was or is to be party and in which Mr. Cecin had or will have a direct or indirect material interest that are required to be disclosed under Item 404(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain information with respect to our directors. The class and term of office of each director is also set forth below. This information has been provided by each director at the request of the Company. None of the directors is related to each other or any executive officer of the Company.

Name	Age	Position
William M. Freeman	56	Class I Director and Chairman
Jose A. Cecin, Jr. (1)(2)	45	Class I Director
Stanley C. Kreitman (3)	77	Class II Director
Shawn F. O’Donnell	44	Chief Executive Officer, President and Class III Director
John B. Penney (2)	44	Class I Director
Robert M. Pons (3)	52	Class II Director
David C. Reymann (1)	50	Class II Director
Jill Thoerle	57	Class III Director

(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Nominating and Corporate Governance Committee.

Class I—Directors with Term Continuing until 2011

William “Bill” M. Freeman has served as a director since November 2007.  Mr. Freeman served as Chief Executive Officer and President of Arbinet from November 2007 until September 2008. Mr. Freeman served as Chief Executive Officer and director of Leap Wireless International, Inc., a wireless communications carrier, from May 2004 to February 2005 and as President of the Public Communications Group of Verizon Communications Inc., a communications services provider, from 2000 to February 2004. Mr. Freeman served as President and Chief Executive Officer of Bell Atlantic-New Jersey, a telephone company, from 1998 to 2000, President and Chief Executive Officer of Bell Atlantic-Washington, D.C., a telephone company, from 1994 to 1998, and in a number of other executive and management positions at Verizon since beginning in 1974. Mr. Freeman serves as a director of CIT Group Inc., a finance and leasing capital company, a director and chairman of Terrestar Corp. (previously Motient Corp.), a wireless communications company, and a director of Value Added Holdings, Inc., a privately held communications company. Mr. Freeman is a founder and co-owner of Synthesis Security LLC, a/k/a dsynthesis LLC, a software based security systems integrator. Mr. Freeman serves on the Board of Trustees of Drew University. Mr. Freeman received a B.A. in Economics from Drew University and an M.B.A. from Rutgers University.

John B. Penney has served as a director since November 2006. Since September 2008, Mr. Penney has served as President of Foresee Entertainment where he oversees operations and the planning and development of strategy and partnership efforts for this media and entertainment company.  From September 2007 to September 2008, Mr. Penney served as Head of Global Media Strategy for IMG, an international leader in sports, entertainment, and media businesses. From April 2007 to July 2007, Mr. Penney served as Senior Vice President–Advertising Supported Broadband Channels for HBO, Inc., a subsidiary of Time Warner Inc., a media and entertainment company. Prior to that, from July 2005 to April 2007, Mr. Penney served as Senior Vice President–Business Development for HBO, Inc. From November 2004 to July 2005, he served as Executive Director, Business Development for SBC, Inc. (now AT&T), a communications company. From January 2004 to July 2005, he served as Vice President–Business Development for HBO, Inc. From November 2001 to December 2003, he served as Executive Vice President, Licensing & Business Development for ACTV, Inc. (now a division of OpenTV), a provider of advanced digital television solutions, and from November 2001 to December 2003, he served as President of Media Online Services, Inc., a subsidiary of ACTV, Inc., a digital media company. Mr. Penney received a B.A. degree from Wesleyan University and a Masters in Public Policy & Administration from Columbia University.

Jose A. Cecin, Jr. has served as a director since November 2008.  Since September 2008, Mr. Cecin has served as President and founder of Lumina Advisors, a strategy, operations and corporate development advisory company.  From April 2003 to August 2008, Mr. Cecin was Managing Director and Group Head of the Communications Investment Banking practice at BB&T Capital Markets, the investment banking division of BB&T Corporation.  In 1999, Mr. Cecin co-founded Cambrian Communications, a facilities-based telecommunications service provider, where he served as Chief Operating Officer.  Mr. Cecin is currently a director of SkyTerra Communications, a satellite services company, and RCN Corporation, a triple-play cable television and telecommunications services company.  From 1992 to 1996, Mr. Cecin served in several management positions at Bell Atlantic Corporation (now known as Verizon).  He previously served as an officer in the United States Army’s 25th Infantry Division.  Mr. Cecin received a B.S. degree in Electrical Engineering from the United States Military Academy at West Point and an M.B.A. from Stanford University.

Class II—Directors with Term Continuing until 2009

Stanley C. Kreitman has served as a director since July 2007. Since 1993, Mr. Kreitman has served as Chairman of Manhattan Associates, an investment banking company. In addition, since 2001, he has served as Senior Advisor of the Advisory Board to Signature Bank, a bank. From 1975 until his retirement in 1994, Mr. Kreitman was President of United States Banknote Corporation, a securities printing company. Mr. Kreitman serves as a member of the board of directors of CapLease, Inc. (previously Capital Lease Funding), a real estate investment trust, CCA Industries, Inc., a health and beauty aid company, Geneva Mortgage Corp., a provider of residential mortgage banking products, KSW, Inc., a HVAC company, and Medallion Financial Corp., a finance company. He also serves as Chairman of the New York Board of Corrections and as a member of the board of directors of Century Bank (Sarasota, Florida). Mr. Kreitman received a B.S. degree from New York University and an M.B.A. from New York University Graduate School of Business.

Robert M. Pons has served as a director since April 2009. Since January 2008, Mr. Pons has served as Senior Vice President of Capital Markets for TMNG Global, a provider of strategy, management, and technical consulting services to the global telecommunications industry. From January 2003 to April 2007, Mr. Pons served as President and Chief Executive Officer of Uphonia, Inc. (previously SmartServ Online, Inc.), a mobile virtual network operator. From March 1999 to April 2002, Mr. Pons served as President and Chief Operating Officer of FreedomPay Inc., a cashless retail payment system. Mr. Pons also serves on the board of directors of LiveWire Mobile, Inc., a leading provider of managed personalization services for mobile operators and subscribers, where he serves as a member of their compensation committee, and on the board of directors of Network1 Security Solutions Inc., an acquirer, developer and licensor of intellectual property. Mr. Pons received a B.A degree from Rowan University.

David C. Reymann has served as a director since January 2009. Since August 2007, Mr. Reymann has served as the Chief Financial Officer for Critical Response Networks, LLC, a provider of disaster relief housing solutions, where he is responsible for all financial and operational functions of the company. From June 1998 to December 2006, Mr. Reymann served as Chief Financial Officer of Aether Systems, Inc., a wireless solutions provider. Mr. Reymann also serves on the board of directors of Avatech Solutions, Inc., a design, engineering and facilities management technology solutions company, where he serves as chairman of their audit committee, and serves as a director of The Believe in Tomorrow Foundation. Mr. Reymann received a B.A. degree in Accounting from The University of Baltimore and is a Certified Public Accountant.

Class III—Directors with Term Continuing until 2010

Shawn F. O’Donnell has served as a director since July 2007. Since September 2008, Mr. O’Donnell has served as our Chief Executive Officer and President. From April 2007 until September 2008, Mr. O’Donnell served as a Senior Director at the consulting firm CXO, which specializes in management and operational consulting. From March 2003 through December 2006, Mr. O’Donnell was a member of Capital and Technology Advisors, a consulting firm specializing in the telecommunications and technology sectors, serving as Chief Operating Officer from July 2005 through December 2006. Previously, Mr. O’Donnell was Executive Vice President of Network Services and Systems at PathNet Telecommunications, Inc., a wholesale telecommunications carrier, from August 1999 to August 2001. Prior to that, Mr. O’Donnell held several positions at MCI Telecommunications Corporation, a communications service provider, including Director of Transmission and Facility Standards and Engineering. Mr. O’Donnell served on the boards of directors of Terrestar Networks, Inc. and Mobile Satellite Ventures, LP from 2004 through 2006. He is currently a member of the board of directors of Shared Technologies Inc., a total solutions provider specializing in voice, data and converged technologies. He received a B.S. degree in Electrical Engineering from Pennsylvania State University and a Masters in Electrical Engineering from Virginia Polytechnic University.

Jill Thoerle has served as a director since July 2007. In March 2007, Ms. Thoerle was appointed Chief Financial Officer of Mediaport Entertainment Inc., a digital media distribution company, where she has served as a member of the board of directors and advisor since March 2006. In 2001, Ms. Thoerle co-founded the REO Group, a consulting firm where she served through 2006. From 2001 through 2004, Ms. Thoerle was an Operations Professional with Cerberus Capital Management, where she provided investment and turnaround services for portfolio companies in the media, technology, and communications sector. She served as the President and Chief Executive Officer of OnTera Broadband, a telecommunication services company, from 2000 through 2001. From 1996 through 2000, Ms. Thoerle was Vice President, Corporate Strategy and New Business Development, at AT&T/Teleport Communications Group. Ms. Thoerle also serves on the board of directors of LiveWire Mobile, Inc., a leading provider of managed personalization services for mobile operators and subscribers, where she serves as a member of their nominating and governance committee.  Ms. Thoerle received a B.E. degree from City College of New York and an M.E. degree from Columbia University.

EXECUTIVE OFFICERS

The information relating to our executive officers in response to this item is contained in part under the caption “Executive Officers of the Registrant” in Part I of the Original Filing.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that directors and executive officers of the Company and persons who own more than 10% of a registered class of the Company’s equity securities, file reports of ownership of, and changes in ownership of, Company securities with the Securities and Exchange Commission. Such directors, executive officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all filings required to be made by the Company’s Section 16(a) reporting persons during fiscal year 2008 were made on a timely basis, except as follows: the Singer Children’s Management Trust did not timely file one Form 4 with respect to one transaction.

CODE OF ETHICS

We have adopted a written Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions, as well as our Board.  Our Code of Business Conduct and Ethics is available on our website at www.arbinet.com under the heading “Investor Info—Corporate Governance.” We annually require all employees and members of our Board to recertify their compliance with this code.  We intend to disclose any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the NASDAQ Global Market by filing such amendment or waiver with the Securities and Exchange Commission and by posting it on our website.

DIRECTOR CANDIDATES

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

AUDIT COMMITTEE

As of the end of fiscal year 2008, the members of our Audit Committee were Messrs. Cecin and Ruane and Ms. Thoerle. Mr. Penney resigned from our Audit Committee in November 2008 in connection with the appointment of Mr. Cecin to our Audit Committee. Mr. Reymann joined our Audit Committee in January 2009. Mr. Ruane served as our Audit Committee Chairman until his resignation from our Board in April 2009, at which time Mr. Reymann was appointed as our Audit Committee Chairman. Ms. Thoerle resigned from our Audit Committee on April 23, 2009. Each of Messrs. Cecin and Reymann, the current members of our Audit Committee, is considered “independent” within the meaning of the NASDAQ Marketplace Rules and the rules under the Exchange Act. Each of Messrs. Penney and Ruane and Ms. Thoerle, the former members of our Audit Committee that served during fiscal year 2008, was considered “independent” within the meaning of the NASDAQ Marketplace Rules and the rules under the Exchange Act during his or her tenure on our Audit Committee. Both Mr. Ruane and Mr. Reymann are “audit committee financial experts” under the Exchange Act.

The NASDAQ Marketplace Rules require us to have an Audit Committee of at least three members, each of whom must be considered “independent” within the meaning of the NASDAQ Marketplace Rules and the rules under the Exchange Act.  As a result of Ms. Thoerle’s resignation from our Audit Committee on April 23, 2009 and as discussed above, our Audit Committee currently consists of two members, Messrs. Reymann and Cecin, each of whom is considered “independent” within the meaning of the NASDAQ Marketplace Rules and the rules under the Exchange Act.  The NASDAQ Marketplace Rules require that we appoint a third member to our Audit Committee that is considered “independent” within the meaning of the NASDAQ Marketplace Rules and the rules under the Exchange Act within 180 days of April 23, 2009.  Our Board intends to appoint a new member to our Audit Committee within the period required by the NASDAQ Marketplace Rules.

Item 11. Executive Compensation

COMPENSATION COMMITTEE

As of the end of fiscal year 2008, the members of our Compensation Committee were Mr. Penney, the Compensation Committee Chairman, Ms. Thoerle and Mr. Cecin. During a portion of fiscal year 2008, Messrs. Atkinson, Donahue and O’Donnell also served on our Compensation Committee. Mr. Atkinson served as our Compensation Committee Chairman until his retirement from our Board in June 2008, at which time Mr. Penney was appointed our Compensation Committee Chairman.  Mr. Donahue resigned from our Compensation Committee upon his resignation from our Board in August 2008.  Mr. O’Donnell resigned from our Compensation Committee at the time of his appointment as our Chief Executive Officer and President in September 2008. Ms. Thoerle joined our Compensation Committee in October 2008 and served until her resignation from our Compensation Committee on April 23, 2009.  Mr. Cecin joined our Compensation Committee in November 2008 in connection with his appointment to our Board.  Each of Messrs. Penney and Cecin, the current members of our Compensation Committee, is considered “independent” within the meaning of the NASDAQ Marketplace Rules and the rules of the Securities and Exchange Commission.  Each of Messrs. Atkinson, Donahue and O’Donnell and Ms. Thoerle, former members of our Compensation Committee that served during fiscal year 2008, was considered “independent” within the meaning of the NASDAQ Marketplace Rules and the rules of the Securities and Exchange Commission during his or her tenure on our Compensation Committee.

The purpose of our Compensation Committee is to discharge the responsibilities of our Board relating to compensation of our executive officers. Specific responsibilities of our Compensation Committee include:

•	establishing and periodically reviewing our compensation philosophy and the adequacy of compensation plans and programs for our executive officers and other employees;

•	establishing compensation arrangements and incentive goals for our executive officers and administering compensation plans;

•	reviewing the performance of our executive officers and awarding incentive compensation and adjusting compensation arrangements as appropriate based upon performance; and
•	preparing our report on executive compensation for inclusion in our proxy statements in accordance with Securities and Exchange Commission rules and regulations.

Our Compensation Committee’s report on executive compensation appears on page 22 of this Amendment No. 1.

COMPENSATION DISCUSSION AND ANALYSIS

Among its various functions, our Compensation Committee establishes and reviews the compensation programs for our executive officers and ensures that our compensation program is fair, reasonable and competitive.

Compensation Philosophy and Objectives

Our success is highly dependent on hiring, developing and retaining qualified people who are motivated to perform for the benefit of our stockholders and the members of our exchange. The fundamental objectives of our executive compensation philosophy are to ensure that our executives are provided appropriate base salary and incentives and compensated in a way that advances both the short- and long-term interests of our stockholders while also ensuring that we are able to retain and attract highly skilled executive talent. We believe that an effective executive compensation program must be designed to reward the achievement of specific annual, long-term and strategic goals, and align our executive officers’ interests with the interests of our stockholders, with the ultimate objective of enhancing stockholder value.

Our compensation programs place emphasis on (1) attracting and retaining the best talent in the communications, exchange, and high technology industries; (2) providing overall compensation for key executives that is competitive with our peer group and the broader telecommunications marketplace; (3) motivating executives to achieve the goals set in our strategic plan; and (4) enhancing stockholder value. We believe that compensation packages provided to our executives, including our named executive officers listed in this Amendment No. 1, should include both cash and stock-based compensation that reward performance as measured against established goals.  Accordingly, our executive compensation program consists of the following three key components: base salary, cash bonus and equity grants in the form of stock options, restricted stock, restricted stock units, stock appreciation rights and performance-based shares, with an emphasis on incentive compensation rather than base salary. Our executives are also eligible to participate in employee benefit and retirement plans offered by us, which currently include a 401(k) plan and health care and other insurance programs. The benefit programs available to executives are the same as those available to all other eligible employees.

Compensation Process

In 2005, our Compensation Committee engaged an independent compensation consulting firm, Aon/Radford Surveys + Consulting, a business unit of Aon Consulting (“Aon Consulting”), to assist it in the review of our compensation philosophy and objectives, as well as the design and implementation of compensation programs that advance both the short- and long-term interests of our stockholders while also ensuring that we are able to retain and attract highly skilled executive talent. Aon Consulting serves as a consultant at the discretion of our Compensation Committee, which has sole discretion to engage or terminate Aon Consulting or other advisors. Our Compensation Committee has worked with Aon Consulting in the design of our 2006, 2007, 2008 and 2009 compensation programs.

In connection with Aon Consulting’s review of our compensation programs in 2005, it provided us with an analysis of base salary, short-term incentive compensation, long-term incentive compensation, and benefit practices of our then current peer group, which consisted of 20 peer companies (the “Original Peer Group”). Aon Consulting choose these peer companies based on industry focus, revenue levels, number of employees and market value, across the telecommunications, exchange and high technology industries. In the fall of 2007, Aon Consulting, at the request of our Compensation Committee, reviewed the Original Peer Group to ensure that the companies included were still comparable to us based upon industry focus, revenue levels, number of employees and market value. In particular, Aon Consulting recommended removing companies from the Original Peer Group that were significantly larger (in terms of revenue, market value and number of employees) than us and companies that were no longer subject to public disclosure obligations. Aon Consulting also recommended that our peer group should include software and internet companies and not only software companies. Based on this review, Aon Consulting recommended updating the peer group to a group of 15 peer companies, which were more comparable to us based on the factors discussed above.

The peer group used by our Compensation Committee for its review of our 2008 compensation programs consisted of the following companies (the “2008 Peer Group”):

BGC Partners, Inc.	J2 Global Communications, Inc.
Cbeyond, Inc.	NeuStar, Inc.
Equinix, Inc.	Neutral Tandem, Inc.
Fairpoint Communications, Inc.	SBA Communications Corporation
iBasis, Inc.	Surewest Communications, Inc.
inPhonic	Syniverse Holdings Inc.
Internap Network Services Corporation	TNS Inc.
iPass, Inc.

In relation to the 2008 Peer Group, as of the date of Aon Consulting’s analysis, our Company was above the 75th percentile for gross revenue, was between the 50th and 75th percentile for the average of gross revenue and net revenue and was below the 25th percentile in net revenue, market value and number of employees.

Because a peer group analysis is limited to those positions for which compensation information is disclosed publicly, these studies typically include only the five most highly compensated officers at each company. Therefore, in connection with our Compensation Committee’s review of our 2008 compensation programs, Aon Consulting also relied upon its own survey, The Radford 2007 Executive Compensation Survey, as well as the Mercer Telecom Survey, which are each published compensation surveys. Both of these surveys was chosen because of their industry focus and provides compensation information for executive officers not included in the proxy statement data for the 2008 Peer Group.  For The Radford 2007 Executive Compensation Survey, Aon Consulting reviewed companies with between $40 million and $500 million in revenue and fewer than 1,000 employees and for the Mercer Telecom Survey, Aon Consulting reviewed companies with under $500 million in revenue.

Our total compensation and each of the three components of our compensation package is generally targeted at the 50th percentile of the peer group companies for the applicable year for each position. As would be expected, specific pay positioning varies by executive.  Differences may reflect individual roles, performance, experience and leadership ability.  Compensation may also vary annually due to corporate performance and/or economic conditions.

In determining compensation opportunities for our Chief Executive Officer, our three components of compensation and total compensation is compared to Aon Consulting’s analysis, compensation survey data and the assessment of our Chief Executive Officer’s performance by our Compensation Committee. In determining compensation opportunities for our other executives, our three components of compensation and total compensation is compared to Aon Consulting’s analysis, compensation survey data and the assessment of the executive’s performance by our Chief Executive Officer. Our Compensation Committee reports all compensation decisions and actions to our Board.

In connection with our Compensation Committee’s review of our 2009 compensation programs, in the fall of 2008, Aon Consulting, at the request of our Compensation Committee, reviewed the 2008 Peer Group to ensure that the companies included were still comparable to us based upon industry focus, revenue levels, number of employees and market value. Based on this review, Aon Consulting recommended removing one company, inPhonic, from the 2008 Peer Group because it had become insolvent and recommended replacing it with MarketAxess Holdings (as amended, the “2009 Peer Group”). In addition, Aon Consulting recommended that, for purposes of its review of the supplemental information in The Radford Executive Compensation Survey, it would review information for companies with between $50 million and $500 million in revenue and fewer than 1,000 employees.

In addition, as part of the annual review of our compensation program for 2009, our Compensation Committee and management considered how the unprecedented economic events of 2008 have impacted our results and outlook as well as the impact on our share price during 2008.  With lower performance in 2008 due to, among other things, economic conditions and the overall economic decline, we continue to believe that executive compensation must not only be reflective of those conditions but also set the standard and tone for all employees.  This analysis discusses both decisions made for the 2008 fiscal year as well as actions taken in early 2009 based on the economic decline, such as a deferral of raises to base salaries and modified corporate performance metrics in the short term incentive plan and the performance-based share awards for 2009.  These 2009 considerations are addressed within the subsequent sections to which they relate.

Setting Executive Compensation

To achieve our compensation objectives, our Compensation Committee has structured our three components of compensation to motivate executives to achieve the business goals set by us and reward executives for achieving such goals. Our Compensation Committee, which is comprised solely of independent directors who met the independence requirements of NASDAQ and qualify as “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), make all decisions regarding the compensation of our executives, including our named executive officers.  Our Chief Executive Officer reviews and discusses with Aon Consulting its analysis and compensation survey data for the other named executive officers and prepares an analysis for our Compensation Committee recommending each element of the compensation to be paid to the other named executive officers. Our Compensation Committee, however, has final approval over all compensation decisions and may accept or adjust such recommendations as it determines in the best interests of the Company and our stockholders.

Our Chief Executive Officer, Vice President of Human Resources and Aon Consulting each provide advice, analysis and recommendations to our Compensation Committee.

Elements of Executive Compensation

Our compensation program consists of three key components:

•	Annual base salary;

•	Performance-based annual short-term incentive compensation, typically made in the form of cash bonuses; and

•	Periodic awards of long-term stock-based compensation, such as stock options, restricted stock, restricted stock units, stock appreciation rights and performance-based shares.

Each element of compensation is chosen in order to attract and retain the necessary executive talent and to reward corporate performance by creating a balanced focus on shorter-term corporate performance and providing incentives for the attainment of long-term strategic goals and enhancing stockholder value.  Generally, each element of compensation is targeted at the 50th percentile of the peer group companies for the applicable year for each position.

Base Salary

Base salaries are intended to provide a fixed amount of compensation for an executive’s regular work and are set at market levels deemed appropriate by our Compensation Committee. Our base salary determinations principally reflect the skills and performance level of individual executives, our needs and pay practices of comparable public companies, including, for 2008, the 2008 Peer Group. It is not our policy to pay our executive officers the highest base salary. Instead, we target executive base salaries conservatively at or within a mid-point range relative to an appropriate set of peers. We believe this policy sets a prudent and fiscally responsible tone for our overall base salary compensation program while still enabling us to attract and retain employees who can contribute to our long-term success.

Base salaries for all executives, including our named executive officers, are determined by our Compensation Committee. In reviewing our executives’ base salaries, our Compensation Committee primarily considers:

•	Aon Consulting’s analysis and compensation survey data as well as proxy statement data for the 2008 Peer Group;

•	The recent performance of the executive and our Compensation Committee’s expectations for the position itself;

•	For our named executive officers other than our Chief Executive Officer, our Chief Executive Officer’s recommendations; and

•	Our recent and expected overall performance.

For 2008, our Compensation Committee targeted a base salary for each of our named executive officers at a mid-point range in relation to the 2008 Peer Group.

In setting the initial base salary compensation for Mr. O’Donnell when he was hired in 2008, our Compensation Committee began by considering the base salary for Mr. Freeman, our former Chief Executive Officer and President, in 2008, who Mr. O’Donnell succeeded. Mr. Freeman’s base salary for 2008 of $375,000 was below the mid-point range for the 2008 Peer Group.  Mr. O’Donnell’s base salary for 2008 of $340,000 was below Mr. Freeman’s base salary for 2008 and, therefore, was also below the mid-point range for the 2008 Peer Group.  Mr. O’Donnell was appointed our Chief Executive Officer and President in September 2008 and was paid his pro rata share of his base salary in 2008, $112,219. Until his appointment as our Chief Executive Officer and President, Mr. O’Donnell was paid for his services as a director in accordance with our director compensation program.  For more information on the fees that Mr. O’Donnell received as a director during 2008, please see the section entitled “Director Compensation” beginning on page 43 of this Amendment No. 1.

In reviewing the base salaries to be paid to Messrs. Wynne, Wingfield, Heap, Sach and Koeppen for 2008, our Compensation Committee began by considering Mr. Freeman’s recommendations (our Chief Executive Officer and President at the time base salaries for these executives for 2008 were set) and analyzing the compensation practices of the 2008 Peer Group and targeted a mid-point range for 2008 base salary for each of Messrs. Wynne, Wingfield, Heap, Sach and Koeppen. Our Compensation Committee selected the mid-point as the appropriate point of comparison because we have moderately conservative compensation practices and want to balance our goals of retaining and rewarding our executives and serving our stockholders’ interests by not being a compensation leader. Each of Messrs. Wynne, Wingfield, Heap, Sach and Koeppen’s base salary for 2008, set forth below, was within the mid-point range for the 2008 Peer Group.  In setting the base salary to be paid to Mr. Powdermaker for 2008 upon his hiring as our Senior Vice President of Sales and Marketing in December 2008, our Compensation Committee began by considering Mr. O’Donnell’s recommendation and analyzing the compensation practices of the 2008 Peer Group and targeted a mid-point range for Mr. Powdermaker’s base salary for 2008. Mr. Powdermaker’s base salary for 2008, set forth below, was within the mid-point range for the 2008 Peer Group.

The 2008 base salaries for our named executive officers (other than Mr. O’Donnell) are as follows:

Name	2008 Base Salary
John B. Wynne, Jr. (1)	$275,000
W. Terrell Wingfield, Jr. (1)	$250,000
Dan Powdermaker (2)	$250,000
Steven Heap (3)	$255,000
William M. Freeman (4)	$375,000
Peter P. Sach (1) (5)	$275,000
Curt R. Koeppen (1) (6)	$250,000

(1)
Our Compensation Committee determined that the base salaries for Messrs. Wynne, Wingfield, Sach and Koeppen were each within the mid-point range for the 2008 Peer Group and, therefore, did not increase their respective base salaries in 2008.  Instead, our Compensation Committee increased the target bonus percentages for each of Messrs. Wynne, Wingfield, Sach and Koeppen, as discussed below in the section entitled “—Short Term Incentive Compensation,” which compensation is tied directly to our corporate performance.

(2)	Mr. Powdermaker was hired as our Senior Vice President of Sales and Marketing in December 2008 and was paid his pro rata share of his base salary in 2008, $7,692.
(3)	Mr. Heap’s base salary was increased to $255,000 from $250,000, effective April 1, 2008.
(4)
Mr. Freeman was terminated without cause effective September 2008 and was paid his pro rata share of his base salary in 2008, $250,000, excluding severance payments made to him in connection with his termination without cause, which are included in the Summary Compensation Table and discussed in the section entitled “Executive Compensation—Potential Post—Employment Payments” later in this Amendment No. 1.

(5)
Mr. Sach was terminated without cause effective October 2008 and was paid his pro rata share of his base salary in 2008, $187,740, excluding severance payments made to him in connection with his termination without cause, which are included in the Summary Compensation Table and discussed in the section entitled “Executive Compensation—Potential Post—Employment Payments” later in this Amendment No. 1.

(6)
Mr. Koeppen was terminated without cause effective September 2008 and was paid his pro rata share of his base salary in 2008, $187,500, excluding severance payments made to him in connection with his termination without cause, which are included in the Summary Compensation Table and discussed in the section entitled “Executive Compensation—Potential Post—Employment Payments” later in this Amendment No. 1.

In connection with its review of base salaries for 2009, our Compensation Committee considered that Mr. O’Donnell’s 2008 base salary is at the 25th percentile for the 2009 Peer Group and that the 2008 base salary for each of Messrs. Wynne, Wingfield, Heap and Powdermaker is at the 50th percentile for the 2009 Peer Group.  Our Compensation Committee also considered our overall performance in 2008, including the decline in our revenue, the deteriorating global economic condition and our policy to not pay our executive officers the highest base salary.  Based on these factors, our Compensation Committee has decided, as of the date of this Amendment No. 1, to not make any adjustments to the base salaries for our executive officers for 2009 at this time.

Short Term Incentive Compensation

Our annual Short Term Cash Incentive Bonus Plan (the “Bonus Plan”) is designed to motivate and reward eligible employees for their contributions by making a significant portion of their cash compensation dependent upon Company performance. The Bonus Plan establishes the terms under which annual cash bonus compensation will be paid to our eligible employees, including all of our named executive officers. Cash bonuses effectively link individual contributions to overall business performance and encourage executives to increase stockholder value in both the short- and long-term. The amount of cash incentive bonus payments to be awarded to all employees, including our named executive officers, depends upon the achievement of corporate performance objectives, which, historically, have been in the key areas of net revenue and net income.

For our named executive officers, other than our Chief Executive Officer, at the beginning of each year, our corporate performance objectives are recommended by our Chief Executive Officer and reviewed and approved by our Compensation Committee. Similarly, shortly after the end of each year, the amount of the actual bonus award for our named executive officers, other than our Chief Executive Officer, is recommended by our Chief Executive Officer and reviewed and approved by our Compensation Committee. Our Compensation Committee has final approval over all compensation decisions related to the Bonus Plan and may accept or adjust such recommendations as it determines in the best interests of the Company and our stockholders. Our Compensation Committee sets the corporate performance objectives and determines the amount of the actual bonus award for our Chief Executive Officer.

The terms of the Bonus Plan for 2008, including the target bonus levels and relationship of payouts to achievement of the corporate performance metrics, were established by our Compensation Committee in consultation with Aon Consulting and reviewed with our Board. Annually, our Compensation Committee reviews the Bonus Plan (including the corporate performance metrics) to ensure that it is designed in a manner that continues to motivate employees to achieve our performance goals and is in line with our compensation philosophy and objectives, including generally targeting compensation at the 50th percentile. Regardless of the actual award determined by the plan parameters, our Compensation Committee has the authority to modify any award.

The 2008 Bonus Plan for Mr. O’Donnell

Mr. O’Donnell was appointed our Chief Executive Officer and President on September 2, 2008.  Under his employment agreement, it was agreed that for the fiscal year ending December 31, 2008, Mr. O’Donnell would have the opportunity to earn a bonus award pursuant to the Bonus Plan of up to $113,000, based upon the achievement of corporate performance metrics as mutually and reasonably agreed by Mr. O’Donnell and our Board.  On October 17, 2008, our Board established two corporate performance metrics for Mr. O’Donnell’s Bonus Plan for 2008: net revenue and annualized year-end operating expense run rate, excluding restructuring costs.  Our Board chose net revenue as one of the corporate performance metrics because it has historically been one of the corporate performance metrics used in our bonus plans for our named executive officers.  Our Board chose annualized year-end operating expense run rate, excluding restructuring costs, because, among other things, our Board asked Mr. O’Donnell to focus on bringing the Company’s cost structure more in line with the Company’s revenue expectations and general economic conditions.  The two corporate performance metrics and associated payouts established by our Board for Mr. O’Donnell’s Bonus Plan for 2008 were as follows:

•	If the Company achieved the following net revenue goals for the period from September 2008 to December 2008, Mr. O’Donnell would be entitled to the bonus amounts indicated below:

•	Achievement by the Company of no less than $14.51 million in net revenue would result in a bonus award equal to $50,850.

•	Achievement by the Company of $16.13 million in net revenue would result in a bonus award equal to $56,500.

•	Achievement by the Company of $17.74 million or greater in net revenue would result in a bonus award equal to $62,150.

•
If, by the end of 2008, the Company had achieved the following annualized year-end operating expense run rate, excluding restructuring costs, Mr. O’Donnell would be entitled to the bonus amounts indicated below:

•	Achievement by the Company of an annualized year-end operating expense run rate, excluding restructuring costs, of no more than $39.5 million would result in a bonus award equal to $42,375.

•	Achievement by the Company of an annualized year-end operating expense run rate, excluding restructuring costs, of $38.9 million would result in a bonus award equal to $56,500.

•	Achievement by the Company of an annualized year-end operating expense run rate, excluding restructuring costs, of $37.7 million or less would result in a bonus award equal to $62,150.

Each of the two corporate performance metrics is separately measured against our actual performance and the failure to meet one of the metrics does not impact payment under the other metric. The bonus amounts payable to Mr. O’Donnell with respect to the two corporate performance metrics discussed above cannot exceed $113,000 in the aggregate.

To determine the bonus eligibility of Mr. O’Donnell for 2008, our Compensation Committee reviewed our performance against the two corporate performance metrics discussed above. For the period from September 2008 to December 2008, we achieved net revenue of $14.10 million and, therefore, Mr. O’Donnell was not eligible for a bonus pursuant to the net revenue performance metric.  By the end of 2008, we had achieved an annualized year-end operating expense run rate, excluding restructuring costs, of $36.9 million.  Accordingly, Mr. O’Donnell was entitled to and received a bonus payment of $62,150 pursuant to the annualized year-end operating expense run rate performance metric.

The 2008 Bonus Plan for Messrs. Wynne, Wingfield, Heap and Powdermaker

For 2008, the terms of the Bonus Plan for Messrs. Wynne, Wingfield and Heap were recommended by Mr. Freeman, our Chief Executive Officer and President at the time the goals for the 2008 Bonus Plan were established, and approved by our Compensation Committee.  Mr. Powdermaker was hired in December 2008 and, therefore, was not eligible to participate in the Bonus Plan for 2008.

For each of Messrs. Wynne, Wingfield and Heap, the target amount of the bonus is a target percentage of each executive’s base salary but can be greater or less than the target percentage based upon underachievement or overachievement of the corporate performance metrics, as determined by our Compensation Committee and discussed below. The target percentages for Messrs. Wynne, Wingfield and Heap for 2008 were:

Name	2008 Target Bonus
John B. Wynne, Jr. (1)	50% of Base Salary
W. Terrell Wingfield, Jr. (1)	50% of Base Salary
Steven Heap	45% of Base Salary

(1)	As discussed in the section entitled “—Base Salary,” in 2008, the target bonus amount for each of Messrs. Wynne and Wingfield was increased as follows in lieu of an increase in base salary:

Name	2007 Target Bonus	2008 Target Bonus
John B. Wynne, Jr.	45% of Base Salary	50% of Base Salary
W. Terrell Wingfield, Jr.	45% of Base Salary	50% of Base Salary

The target bonus for each of Mr. Wynne and Mr. Heap was at a mid-point range of the 2008 Peer Group and the target bonus for Mr. Wingfield was between the 50th and 75th percentile for the 2008 Peer Group.  Mr. Wingfield’s target bonus is set at a higher percentile than Messrs. Wynne and Heap because, when Mr. Wingfield was hired in 2006, it was our policy that all executive officers that reported directly to our Chief Executive Officer would have the same target bonus percentage. At the beginning of 2008, our Compensation Committee established corporate performance metrics based upon our strategic objectives and reviewed these metrics with our Board.

For 2008, our short term incentive compensation program for Messrs. Wynne, Wingfield and Heap was based on the following two components:

•	The executive officer’s annual incentive target amount; and

•
Achievement of two corporate performance metrics, which are net revenue and EBITDA, adjusted for certain expenses, primarily associated with non-cash compensation as calculated in accordance with SFAS No. 123R (“Adjusted EBITDA”).

Historically, one of the corporate performance metrics for the Bonus Plan has been net income; however, in connection with its review of the Bonus Plan for 2008, our Compensation Committee decided that Adjusted EBITDA was a more appropriate corporate performance metric for the Bonus Plan.  Our Compensation Committee believes that EBITDA is an important measure of our performance and the performance of our management, drives our success and growth and is a key metric by which management plans and monitors our business.  Our Compensation Committee further believes that certain expenses, primarily non-cash compensation as calculated in accordance with SFAS No. 123R, should be excluded from the EBITDA calculation because these related to matters that are outside of the control of our management.  In addition, one of the historical components for the Bonus Plan for our named executive officers has been individual performance objectives.  However, in connection with its review of the Bonus Plan for our named executive officers for 2008, our Compensation Committee decided to eliminate the individual performance objectives for our named executive officers and, instead, tie the bonus payment solely to the achievement of the corporate performance metrics.  Our Compensation Committee believes that it is important for management to focus on the Company’s performance and achieving the overall goals and long-term strategic direction that our Board has set for the Company.

At the beginning of 2008, our Compensation Committee set the corporate performance metrics for Messrs. Wynne, Wingfield and Heap  such that a bonus award would have been earned as follows:

•	The achievement by the Company of a threshold of $52 million in net revenue would result in a bonus award equal to 30% of the target bonus percentage for Messrs. Wynne, Wingfield and Heap.

•	The achievement by the Company of a threshold of $8.6 million in Adjusted EBITDA would result in a bonus award equal to 20% of the target bonus percentage for Messrs. Wynne, Wingfield and Heap.

•	The achievement by the Company of a target of $55 million in net revenue would result in a bonus award equal to 60% of the target bonus percentage for Messrs. Wynne, Wingfield and Heap.

•	The achievement by the Company of a target of $11.1 million in Adjusted EBITDA would result in a bonus award equal to 40% of the target bonus percentage for Messrs. Wynne, Wingfield and Heap.

Each of the two corporate performance metrics is separately measured against our actual performance and the failure to meet one of the metrics does not impact payment under the other metric.  Performance exceeding the threshold net revenue goal and the threshold Adjusted EBITDA goal, as the case may be, will result in progressively accelerating payments using straight-line interpolation.

Our Compensation Committee structured incentive payments under the Bonus Plan so that we would provide significant rewards to executive officers for superior performance, make smaller payments if we achieved financial performance levels that exceed the threshold level of required performance but did not satisfy the target levels, and not make incentive payments if we did not achieve the threshold minimum corporate performance metrics established at the beginning of the fiscal year.  In establishing the corporate performance metrics, our Compensation Committee strives to ensure that the incentives provided by the Bonus Plan are consistent with the strategic goals set by our Board, that the goals set are sufficiently ambitious so as to provide a meaningful incentive, and that bonus payments, assuming target levels of performance are attained, will be consistent with the overall compensation program established by our Compensation Committee.

To determine the bonus eligibility of Messrs. Wynne, Wingfield and Heap for 2008, our Compensation Committee reviewed our corporate performance against the corporate performance metrics of net revenue and Adjusted EBITDA. During 2008, we achieved net revenue of $48.0 million and, therefore, Messrs. Wynne, Wingfield and Heap were not eligible for a bonus pursuant to the net revenue performance metric. During 2008, we achieved Adjusted EBITDA of $9.0 million. Once the threshold Adjusted EBITDA amount of $8.6 million was achieved, actual payments were based on straight-line interpolating between the levels discussed above. Accordingly, Messrs. Wynne, Wingfield and Heap were eligible to receive 27.1% of their target bonus for 2008 based on the Adjusted EBITDA performance metric.

Bonus Plan awards for Messrs. Wynne, Wingfield and Heap for 2008 are outlined below:

•	In consideration of the Company’s Adjusted EBITDA, Mr. Wynne received a bonus payment of $37,262.

•	In consideration of the Company’s Adjusted EBITDA, Mr. Wingfield received a bonus payment of $33,875.

•	In consideration of the Company’s Adjusted EBITDA, Mr. Heap received a bonus payment of $31,097.

The 2008 Bonus Plan for Messrs. Freeman, Sach and Koeppen

For 2008, the terms of the Bonus Plan for Mr. Freeman were established by our Compensation Committee.  The terms of the Bonus Plan for 2008 for Messrs. Sach and Koeppen were recommended by Mr. Freeman, our Chief Executive Officer at the time the goals for the Bonus Plan for 2008 were established, and approved by our Compensation Committee. The target percentages for Messrs. Freeman, Sach and Koeppen for 2008 were:

Name	2008 Target Bonus
William M. Freeman	100% of Base Salary
Peter P. Sach (1)	60% of Base Salary
Curt R. Koeppen(1)	70% of Base Salary

(1)	As discussed in the section entitled “—Base Salary,” in 2008, the target bonus amount for each of Messrs. Sach and Koeppen was increased as follows in lieu of an increase in base salary:

Name	2007 Target Bonus	2008 Target Bonus
Peter P. Sach	45% of Base Salary	60% of Base Salary
Curt R. Koeppen	65% of Base Salary	70% of Base Salary

The corporate performance metrics for Messrs. Freeman, Sach and Koeppen were the same metrics for Messrs. Wynne, Wingfield and Heap, discussed above; however, none of Messrs. Freeman, Sach and Koeppen was eligible to receive a bonus under the Bonus Plan for 2008 because they were each terminated prior to the end of 2008.

2009 Bonus Plan

In connection with its annual review of our compensation programs for 2009, management and our Compensation Committee realized the challenges facing the Company in 2009 due to, among other factors, the difficult economic conditions. In light of these challenges, our Board and our Compensation Committee believe that it is important for the Company to conserve cash.  Accordingly, our Compensation Committee decided to add a third corporate performance metric to the Bonus Plan for 2009: cash utilization (EBITDA less net capital expenses, interest and taxes).  Our Compensation Committee believes that cash utilization (EBITDA less net capital expenses, interest and taxes) is an important measure of our performance during these difficult economic conditions.

The target bonus percentages for Messrs. O’Donnell, Wynne, Wingfield, Heap and Powdermaker for 2009 are:

Name	2009 Target Bonus
Shawn F. O’Donnell	100% of Base Salary
John B. Wynne, Jr.	50% of Base Salary
W. Terrell Wingfield, Jr.	50% of Base Salary
Steven Heap	45% of Base Salary
Dan Powdermaker	80% of Base Salary

The target bonus for each of Messrs. O’Donnell and Wingfield is at the 75th percentile for the 2009 Peer Group; however, Mr. O’Donnell’s 2009 base salary is at the 25th percentile for the 2009 Peer Group.  Our Compensation Committee considered the level of Mr. O’Donnell’s base salary as compared to the 2009 Peer Group when setting his target bonus for 2009 and also considered that the actual amount of Mr. O’Donnell’s bonus is tied to our corporate performance, which, our Compensation Committee believes, provides a greater incentive.  Mr. Wingfield’s target bonus is set at a higher percentile because, when Mr. Wingfield was hired in 2006, it was our policy that all executive officers that reported directly to our Chief Executive Officer would have the same target bonus percentage. The target bonus for each of Messrs. Wynne and Heap is at the mid-point range of the 2009 Peer Group.  The target bonus for Mr. Powdermaker is above the 75th percentile for the 2009 Peer Group.

Long Term Incentive Compensation

Stock Options, Restricted Stock, Restricted Stock Units  and Stock Appreciation Rights

The granting of stock-based incentives by our Compensation Committee is viewed as a desirable long-term incentive compensation strategy because it closely links the interest of management with stockholder value, aids in employee retention and motivates executives to improve the long-term stock market performance of our common stock. Equity grants also provide an opportunity for increased equity ownership.

When granting stock-based incentives to our executive officers, our Compensation Committee considers Aon Consulting’s analysis, as described earlier, as well as our Chief Executive Officer’s recommendations for other executives, which are based on each officer’s level of responsibility and contribution towards achievement of our business plan and objectives.  We have no set formula for the granting of equity awards to executives or employees.

Historically, the primary form of equity compensation has been non-qualified stock options because this was typically the form of equity award provided by our peer companies. However, beginning in 2006, companies, including some of our peer companies, also began issuing restricted stock and performance-based share awards. As a result, our Compensation Committee assessed the desirability of granting performance shares, shares of restricted stock and restricted stock units to employees, particularly members of senior management, and concluded that performance shares, restricted stock and restricted stock units would provide an equally motivating form of incentive compensation while permitting us to issue fewer shares, thereby reducing potential dilution to our stockholders. For that same reason, in 2008, our Compensation Committee decided to begin issuing stock appreciation rights, which are similar to stock option grants but allow the holder to elect not to pay a purchase price and, instead, receive the number of shares of common stock being exercised, less that number of shares having a fair market value equal to the applicable exercise price.

Pursuant to the terms of our 2004 Stock Incentive Plan, as amended (the “2004 Plan”), our Compensation Committee has delegated authority to Mr. O’Donnell to grant stock-based awards to newly-hired employees (other than our executive officers) pursuant to guidelines established by our Compensation Committee. Pursuant to these guidelines, our Compensation Committee established the range of salary, bonus and stock option grants to be awarded in connection with our hiring of qualified personnel in 2006 (including the maximum number of shares of common stock subject to individual awards that Mr. O’Donnell may grant). Our Compensation Committee reviews and ratifies all of the grants of stock-based awards made by Mr. O’Donnell and establishes and approves all grants of stock-based awards to our executive officers and any grants of stock-based awards to non-executive officers that are outside the delegated authority of Mr. O’Donnell or proposed at any time other than at hire. In addition, our Compensation Committee approves the annual stock-based grants to our employees, which are based on the recommendations of Mr. O’Donnell.

New hire grants have typically been made on the last business day of the quarter in which the employee began work. Historically, all stock option awards were made at the closing price for our common stock on the day before the grant date. In 2006, our Compensation Committee changed this practice and now all stock option awards are made at the closing price for our common stock on the grant date. Unless specifically approved in advance by our Compensation Committee, all stock-based grants are effective on the last business day of the quarter. Traditionally, director stock-based grants are made annually on the date of our Annual Meeting of Stockholders.

We have agreed to provide accelerated vesting of stock options, performance shares, restricted stock awards, restricted stock units and stock appreciation rights to our named executive officers in the event of, among other things, a change in control. Further analysis of payments triggered by a change in control is provided beginning on page 35 of this Amendment No. 1.

2006 Performance Share Awards

In 2006, we granted performance share awards to our executive officers, including Messrs. Wynne, Wingfield and Heap (the “2006 Performance Share Awards”). The 2006 Performance Share Awards provided recipients with the opportunity to earn shares of our common stock, the number of which was determined pursuant to, and subject to the attainment of corporate performance goals. The corporate performance goals were determined by our Compensation Committee based on our compound annual revenue growth and compound annual margin growth in earnings before interest, taxes, depreciation, amortization, and non-cash compensation expenses.

At our Compensation Committee’s first meeting after each of December 31, 2007 and December 31, 2008 (each a “Measurement Date”), which was required to be no later than two and one-half months after the Measurement Date, our Compensation Committee certified whether and to the extent the performance goals were met as of such Measurement Date and directed the Company to issue the corresponding number of shares of our common stock, if any, to the participant. At the meeting of our Compensation Committee on February 6, 2008, our Compensation Committee determined that, as of the Measurement Date for the year ended December 31, 2007, we had not achieved either of the performance goals and, therefore, no performance shares were awarded for fiscal year 2007. At the meeting of our Compensation Committee on February 17, 2009, our Compensation Committee determined that, as of the Measurement Date for the year ended December 31, 2008, we had not achieved either of the performance goals and, therefore, no performance shares were awarded for fiscal year 2008.  The 2006 Performance Share Awards have expired with no shares granted to our executives.

Equity Awards Granted for 2008

In setting the individual equity awards based on the available shares of common stock under our 2004 Plan, our Compensation Committee considered comparisons to the 2008 Peer Group, existing equity award holdings and current wealth creation from those awards, the size of awards made to each executive in prior years, as applicable, relative to our overall performance, available stock for issuance under our 2004 Plan and potential grants in future years. Our Compensation Committee targeted total equity awards for our named executive officers at a mid-point range in relation to total equity awards in the 2008 Peer Group.  In 2008, Messrs. O’Donnell, Wynne, Wingfield and Heap each received a total equity award, consisting of the types of equity awards described below, at the mid-point range in relation to total equity awards in the 2008 Peer Group, which our Compensation Committee determined to be appropriate levels considering the factors discussed above as well as our historic equity grant levels, the equity grants to the employee population generally and each executive’s overall level of compensation.

2008 Stock Option Awards

In connection with his appointment as our Chief Executive Officer and President in September 2008, Mr. O’Donnell was granted a stock option to purchase 375,000 shares of our common stock, which was significantly more than the other named executive officers received, because it was a new hire grant and in his role as Chief Executive Officer he bears more of the responsibility for our performance and has a larger variable compensation component that reflects this greater risk. In determining the stock option award for Mr. O’Donnell in his role as our Chief Executive Officer and President, our Compensation Committee considered the grant to Mr. Freeman of a stock option to purchase 375,000 shares of our common stock in connection with his appointment as our Chief Executive Officer and President. Until his appointment as our Chief Executive Officer and President, Mr. O’Donnell received equity grants as a director in accordance with our director compensation program.  For more information on the equity awards that Mr. O’Donnell received as a director during 2008, please see the section entitled “Director Compensation” beginning on page 43 of this Amendment No. 1.

In connection with his appointment as our Senior Vice President of Sales and Marketing in December 2008, Mr. Powdermaker was granted a stock option to purchase 225,000 shares of our common stock.

2008 Performance Share Awards

In 2008 we granted the following restricted stock awards to Messrs. Wynne, Wingfield and Heap in the following amounts (the “2008 Performance Share Awards”):

Name	Minimum Number of Shares of Restricted Common Stock	Target Number of Shares of Restricted Common Stock	Maximum Number of Shares of Restricted Common Stock
John B. Wynne, Jr.	7,500	15,000	22,500
W. Terrell Wingfield, Jr.	7,000	14,000	21,000

Name	Minimum Number of Shares of Restricted Common Stock	Target Number of Shares of Restricted Common Stock	Maximum Number of Shares of Restricted Common Stock
Steven Heap	6,500	13,000	19,500

The 2008 Performance Share Awards provided recipients with the opportunity to earn shares of restricted common stock, the number of which was to be determined pursuant to, and subject to the attainment of two corporate performance metrics. The corporate performance metrics were determined by our Compensation Committee based on our net revenue and Adjusted EBITDA, which are the same corporate performance metrics used for the Bonus Plan in 2008, as discussed above under the section entitled “—Short Term Incentive Compensation.”  Our Compensation Committee set the corporate performance metrics for Messrs. Wynne, Wingfield and Heap such that the following number of shares of restricted common stock would have been earned as follows:

•
The achievement by the Company of a threshold of $52 million in net revenue would result in a grant of restricted common stock equal to 30% of the target number of shares of restricted common stock for Messrs. Wynne, Wingfield and Heap.

•
The achievement by the Company of a threshold of $8.6 million in Adjusted EBITDA would result in a grant of restricted common stock equal to 20% of the target number of shares of restricted common stock for Messrs. Wynne, Wingfield and Heap.

•
The achievement by the Company of a target of $55 million in net revenue would result in a grant of restricted common stock equal to 60% of the target number of shares of restricted common stock for Messrs. Wynne, Wingfield and Heap.

•
The achievement by the Company of a target of $11.1 million in Adjusted EBITDA would result in a grant of restricted common stock equal to 40% of the target number of shares of restricted common stock for Messrs. Wynne, Wingfield and Heap.

•
The achievement by the Company of $57 million in net revenue would result in a grant of restricted common stock equal to 70% of the target number of shares of restricted common stock for Messrs. Wynne, Wingfield and Heap.

•
The achievement by the Company of $12.3 million in Adjusted EBITDA would result in a grant of restricted common stock equal to 50% of the target number of shares of restricted common stock for Messrs. Wynne, Wingfield and Heap.

Each of the two corporate performance metrics is separately measured against our actual performance and the failure to meet one of the metrics does not impact the grant of restricted common stock under the other metric.  Performance exceeding the threshold net revenue goal and the threshold Adjusted EBITDA goal, as the case may be, will result in progressively accelerating grants of restricted common stock using straight-line interpolation.

The shares of restricted common stock, if earned, were to be granted at the first meeting of our Compensation Committee (the “Grant Date”) after December 31, 2008 (the “2008 Measurement Date”), which was required to be no later than two and one-half months after the 2008 Measurement Date. On the Grant Date, our Compensation Committee certified whether and to the extent the corporate performance metrics were met as of the 2008 Measurement Date and directed the Company to issue the corresponding number of shares of restricted common stock, if any, to the executive officer.

At the meeting of our Compensation Committee on February 17, 2009, our Compensation Committee determined that, as of the 2008 Measurement Date, we achieved net revenue of $48.0 million and, therefore, Messrs. Wynne, Wingfield and Heap were not eligible for a grant of restricted common stock pursuant to the net revenue performance metric.  Our Compensation Committee also determined that we achieved Adjusted EBITDA of $9.0 million.  Once the threshold Adjusted EBITDA amount of $8.6 million was achieved, actual payments were based on straight-line interpolating between the levels discussed above. Accordingly, our Compensation Committee directed the Company to issue to Messrs. Wynne, Wingfield and Heap a grant of restricted common stock equal to 27.1% of the target number of shares of restricted common stock that could be earned based on the Adjusted EBITDA performance metric.  The total number of shares of restricted common stock that were awarded to each of Messrs. Wynne, Wingfield and Heap are set forth below:

Name	Shares of Restricted Common Stock
John B. Wynne, Jr.	4,065
W. Terrell Wingfield, Jr.	3,794
Steven Heap	3,523

The shares of restricted common stock vest one-third on the Grant Date, one-third on the first anniversary of the Grant Date and one-third on the second anniversary of the Grant Date. If the executive officer ceases to be an employee or director of, or consultant or advisor to, the Company or a subsidiary for any reason (including death) prior to vesting of the restricted stock, any shares not vested will immediately and automatically be forfeited and returned to the Company.

If there is a change in control of the Company at any time after the 2008 Measurement Date, and the shares of restricted common stock are assumed or otherwise continued in effect or replaced with a cash incentive program:

•
Upon the closing of the change in control of the Company, the restrictions on the restricted common stock will lapse as to 50% of the unvested restricted common stock, with the remaining unvested portion vesting equally over the remaining portion of the vesting term (provided that the executive officer is employed by the Company or a subsidiary or is associated with the Company or a subsidiary as a director or consultant on the applicable vesting date); and

•
If within 12 months of such change in control of the Company, the executive officer’s employment with the Company is terminated (other than a termination for cause, as defined in the applicable agreement), then all restrictions will lapse.

If the shares of restricted common stock are not assumed or otherwise continued in effect or replaced with a cash incentive program upon a change in control, then all restrictions will lapse immediately prior to the consummation of the change in control.

2008 Performance Share Awards for Messrs. Freeman, Sach and Koeppen

In 2008 we granted the following restricted stock awards to Messrs. Freeman, Sach and Koeppen in the following amounts:

Name	Minimum Number of Shares of Restricted Common Stock	Target Number of Shares of Restricted Common Stock	Maximum Number of Shares of Restricted Common Stock
William M. Freeman	25,000	50,000	75,000
Peter P. Sach	8,500	17,000	25,500
Curt R. Koeppen	9,500	19,000	28,500

The corporate performance metrics for Messrs. Freeman, Sach and Koeppen were the same metrics for Messrs. Wynne, Wingfield and Heap, discussed above; however, none of Messrs. Freeman, Sach and Koeppen was eligible to receive a grant of restricted common stock because they were each terminated prior to the end of 2008.

2008 Stock Appreciation Right Awards for Messrs. Wynne, Wingfield and Heap

In 2008 we granted the following stock appreciation rights awards (each a “SAR Award” and collectively the “SAR Awards”) to Messrs. Wynne, Wingfield and Heap:

Name	Number of Stock Appreciation Rights
John B. Wynne, Jr.	38,167
W. Terrell Wingfield, Jr.	34,895
Steven Heap	33,805

The SAR Awards vest monthly in equal installments over a four year period, beginning on March 31, 2008, and have an exercise price of $4.61 per share.  Upon exercise, an executive officer may elect not to pay an exercise price and, instead, receive the number of shares of common stock being exercised, less that number of shares with a fair market value equal to the applicable exercise price.

In the event of a change in control of the Company, and if the SAR Awards are assumed or otherwise continued in effect or replaced with a cash incentive program:

•
Upon the closing of the change in control, 50% of the unvested SAR Awards will vest, with the remaining unvested portion vesting equally over the remaining portion of the vesting term (provided that the executive officer is employed by the Company or a subsidiary or is associated with the Company or a subsidiary as a director or consultant on the applicable vesting date); and

•
If within 12 months of such change in control, the executive officer’s employment with the Company is terminated (other than a termination for cause, as defined in the applicable agreement), then the SAR Awards will become fully vested.

If the SAR Awards are not assumed or otherwise continued in effect or replaced with a cash incentive program, then the SAR Awards will become fully vested immediately prior to the closing of the change in control.

2008 Stock Appreciation Rights Awards for Messrs. Freeman, Sach and Koeppen

In 2008 we granted the following SAR Awards to Messrs. Freeman, Sach and Koeppen:

Name	Number of Stock Appreciation Rights
William M. Freeman	125,407
Peter P. Sach	43,619
Curt R. Koeppen	47,981

The terms of these SAR Awards were the same as the SAR Awards granted to Messrs. Wynne, Wingfield and Heap, discussed above.  Mr. Freeman’s SAR Award remains outstanding and continues to vest because of his continued service as a member of our Board.  The SAR Awards granted to Messrs. Sach and Koeppen are no longer outstanding because they were not exercised during the exercise period following their termination of employment.

2009 Performance Share Awards

In 2009 we granted restricted common stock awards to Messrs. O’Donnell, Wynne, Wingfield, Heap and Powdermaker in the following amounts (the “2009 Performance Share Awards”):

Name	Minimum Number of Shares of Restricted Common Stock	Target Number of Shares of Restricted Common Stock	Maximum Number of Shares of Restricted Common Stock
Shawn F. O’Donnell	32,500	65,000	81,250
John B. Wynne, Jr.	10,834	21,667	27,084
W. Terrell Wingfield, Jr.	10,834	21,667	27,084

Name	Minimum Number of Shares of Restricted Common Stock	Target Number of Shares of Restricted Common Stock	Maximum Number of Shares of Restricted Common Stock
Steven Heap	7,584	15,167	18,959
Dan Powdermaker	10,834	21,667	27,084

The 2009 Performance Share Awards provide recipients with the opportunity to earn shares of restricted common stock, the number of which will be determined pursuant to, and subject to the attainment of, three corporate performance metrics. The corporate performance metrics were determined by our Compensation Committee based on our net revenue, Adjusted EBITDA, and cash utilization (EBITDA less net capital expenses, interest and taxes), which are the same corporate performance metrics used for the Bonus Plan in 2009, as discussed above under the heading “—Short Term Incentive Compensation.”

The shares of restricted common stock, if earned, will be granted at the first meeting of our Compensation Committee (the “2009 Award Grant Date”) after December 31, 2009 (the “2009 Measurement Date”), which must be no later than two and one-half months after the 2009 Measurement Date. On the 2009 Award Grant Date, our Compensation Committee will certify whether and to the extent the corporate performance metrics have been met as of the 2009 Measurement Date and will direct the Company to issue the corresponding number of shares of restricted common stock, if any, to the executive officer. Any shares of restricted common stock granted by our Compensation Committee with respect to the 2009 Performance Share Awards will vest one-third on the 2009 Award Grant Date, one-third on the first anniversary of the 2009 Award Grant Date and one-third on the second anniversary of the 2009 Award Grant Date. If the executive officer ceases to be an employee or director of, or consultant or advisor to, the Company or a subsidiary for any reason (including death) prior to vesting of the restricted stock, any shares not vested will immediately and automatically be forfeited and returned to the Company.

In the event a change in control of the Company occurs prior to the 2009 Measurement Date, the 2009 Performance Share Awards provide that the executive will be issued a number of shares of common stock equal to the number of target shares under the 2009 Performance Share Awards as of the consummation of the change in control, free of any restrictions.

If there is a change in control of the Company at any time after the 2009 Measurement Date, and the shares of restricted common stock are assumed or otherwise continued in effect or replaced with a cash incentive program:

•
Upon the closing of the change in control of the Company, the restrictions on the restricted common stock will lapse as to 50% of the unvested restricted common stock, with the remaining unvested portion vesting equally over the remaining portion of the vesting term (provided that the executive officer is employed by the Company or a subsidiary or is associated with the Company or a subsidiary as a director or consultant on the applicable vesting date); and

•
If within 12 months of such change in control of the Company, the executive officer’s employment with the Company is terminated (other than a termination for cause, as defined in the applicable agreement), then all restrictions will lapse.

If the shares of restricted common stock are not assumed or otherwise continued in effect or replaced with a cash incentive program upon a change in control, then all restrictions will lapse immediately prior to the consummation of the change in control.

2009 Stock Appreciation Rights Awards for Messrs. O’Donnell, Wynne, Wingfield and Heap

In 2009 we granted the following SAR Awards to Messrs. O’Donnell, Wynne, Wingfield and Heap:

Name	Number of Stock Appreciation Rights
Shawn F. O’Donnell	150,000
John B. Wynne, Jr.	50,000

Name	Number of Stock Appreciation Rights
W. Terrell Wingfield, Jr.	50,000
Steven Heap	35,000

The SAR Awards vest monthly in equal installments over a four year period, beginning on March 31, 2009, and have an exercise price of $1.63 per share.  Upon exercise, an executive officer may elect not to pay an exercise price and, instead, receive the number of shares of common stock being exercised, less that number of shares with a fair market value equal to the applicable exercise price.

In the event of a change in control of the Company, and if the SAR Awards are assumed or otherwise continued in effect or replaced with a cash incentive program:

•
Upon the closing of the change in control, 50% of the unvested SAR Awards will vest, with the remaining unvested portion vesting equally over the remaining portion of the vesting term (provided that the executive officer is employed by the Company or a subsidiary or is associated with the Company or a subsidiary as a director or consultant on the applicable vesting date); and

•
If within 12 months of such change in control, the executive officer’s employment with the Company is terminated (other than a termination for cause, as defined in the applicable agreement), then the SAR Awards will become fully vested.

If the SAR Awards are not assumed or otherwise continued in effect or replaced with a cash incentive program, then the SAR Awards will become fully vested immediately prior to the closing of the change in control.

401(k) Plan

We maintain a 401(k) Plan that covers substantially all of our employees. The 401(k) Plan is an essential part of the retirement package that our Compensation Committee believes is essential to attract and retain our employees.

We match 100% of each participant’s first 4% of voluntary salary contributions up to $225,000 of eligible compensation. Both employer and employee contributions to the 401(k) Plan are fully vested. The 401(k) benefit provided to our named executive officers does not exceed the benefit levels offered to our other full-time employees.

Welfare Benefits

In order to attract and retain employees, we provide certain welfare benefit plans to our employees, which include medical and dental insurance benefits. Our named executive officers participate in the medical and dental insurance plans under the same terms as our other full-time employees.

We provide one times base salary in life and accidental death and dismemberment insurance for our full-time employees including our named executive officers. The life insurance benefit provided to our named executive officers does not exceed the benefit levels offered to other full-time employees and is subject to certain plan-wide limitations.

We also provide disability insurance to our full-time employees, including our named executive officers. Our short-term disability provides up to 60% of base salary income replacement beginning on the employee’s 15th day of disability and continues until the employee is no longer disabled or for a maximum of six continuous months, whichever comes first. Our long-term disability provides up to 60% of base salary income replacement after six months of qualified disability. The short- and long-term disability benefits provided to our named executive officers do not exceed the benefit levels offered to other full-time employees and are subject to certain plan-wide limitations.

Perquisites and Other Personal Benefits

We provide our named executive officers with perquisites and other personal benefits that our Compensation Committee believes are reasonable and consistent with our overall compensation program. Perquisites include transportation benefits and relocation benefits. Annually, our Compensation Committee reviews the levels of perquisites and other personal benefits provided to our named executive officers.

Severance Benefits

We have agreed to provide severance benefits to our named executive officers in the event of, among other things, a change in control of the Company. These benefits are designed to promote stability and continuity of senior management. Our Compensation Committee believes that the interests of our stockholders will be best served if the interests of our senior management are aligned with them. Our Compensation Committee further believes that providing these benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that may be in the best interests of our stockholders. In April 2008, our Compensation Committee approved amendments to our employment letters with Messrs. Wynne, Wingfield and Heap in light of certain changes to Section 409A of the Code, as discussed in more detail in the section entitled “Executive Compensation—Potential Post-Employment Payments.”  These amendments did not change the economic terms of severance under the employment letters other than to require a six-month delay to the payment of severance to the executive to the extent required by Section 409A of the Code.

Further analysis of payments triggered by a change in control is provided beginning on page 35 of this Amendment No. 1.

Tax Considerations

Section 162(m) of the Code generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to our Chief Executive Officer and our three other most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. Our Compensation Committee reviews the potential effect of Section 162(m) periodically and uses its judgment to authorize compensation payments that may be subject to the limit when our Compensation Committee believes such payments are appropriate and in our best interests and the best interest of our stockholders, after taking into consideration changing business conditions and the performance of our employees. Our Compensation Committee believes it is important to maintain cash and equity incentive compensation at certain levels to attract and retain the executive officers essential to our growth and financial success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation. However, we believe that for the 2008 fiscal year the total amount of compensation that we paid (whether in the form of cash payments or upon the exercise or vesting of equity awards) should be fully deductible and not affected by the Section 162(m) limitation.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis report beginning on page 5 of this Amendment No. 1 with management. Based on that review and discussion, our Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Amendment No. 1.

The foregoing report has been furnished by the members of our Compensation Committee:

John B. Penney, Chairman
Jose A. Cecin, Jr.
(As currently constructed)

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of our Compensation Committee are Messrs. Penney and Cecin. We are not aware of any compensation committee interlocks or relationships involving our executive officers or members of our Board requiring disclosure in this item.

EXECUTIVE COMPENSATION

Summary Compensation

The following table shows, for the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006, the compensation of each person who served as Chief Executive Officer of the Company or Chief Financial Officer of the Company in 2008, the most highly compensated executive officer of the Company other than the Chief Executive Officer and Chief Financial Officer whose total compensation exceeded $100,000 for the year ended December 31, 2008 and who was serving as an executive officer on December 31, 2008, two additional individuals who served as executive officers for a period of time in 2008 and for whom disclosure would have been provided but for the fact that such individuals were not serving as executive officers on December 31, 2008 and one executive officer for whom disclosure would have been provided but for the fact that such executive officer’s total compensation did not exceed $100,000 for the year ended December 31, 2008.  The following table also shows the compensation of Mr. Heap for the fiscal year ended December 31, 2008.  Although Mr. Heap was not determined by our Board to be an executive officer until February 2009, we have decided to include his compensation for the fiscal year ended December 31, 2008 in the interest of full disclosure.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position (2)	Year	Salary ($)	Bonus ($) (3)	Stock Awards ($) (4)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($) (6)	All Other Compensation ($) (7)	Total ($)
Shawn F. O’Donnell Chief Executive Officer and President	2008	$112,319	—	—	$40,625	$62,150	$21,807	$236,901
John B. Wynne, Jr.	2008	$275,000	—	$63,889	$122,319	$37,262	$20,206	$518,676
Chief Financial Officer	2007	$275,000	$72,400	$37,188	$107,346	—	$24,015	$515,949
	2006	$57,291	$25,781	—	$22,331	—	$97,385	$202,788
W. Terrell Wingfield, Jr.	2008	$250,000	—	$63,560	$124,660	$33,875	$12,419	$484,604
General Counsel and	2007	$250,000	$65,850	$37,188	$110,687	—	$7,488	$471,213
Secretary	2006	$67,308	$53,125	—	$27,672	—	$101	$148,206
Steven Heap Chief Technology Officer	2008	$253,750	—	$101,068	$64,565	$31,097	$12,589	$463,069
Dan Powdermaker Senior Vice President of Sales and Marketing	2008	$7,692	—	—	$889	—	—	$8,581
William M. Freeman	2008	$250,000	—	—	$54,340	—	$515,652	$819,992
Former President and	2007	$46,875	—	—	$30,159	—	$6,062	$83,096
Chief Executive Officer

Name and Principal Position (2)	Year	Salary ($)	Bonus ($) (3)	Stock Awards ($) (4)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($) (6)	All Other Compensation ($) (7)	Total ($)
Peter P. Sach	2008	$187,710	—	$60,692	$41,615	—	$366,015	$656,032
Former Chief Operating	2007	$275,000	$72,400	$81,838	$48,902	—	$9,405	$487,545
Officer	2006	$275,000	$61,875	$47,625	$50,881	—	$9,205	$444,586
Curt R. Koeppen	2008	$187,500	—	—	$13,224	—	$356,817	$557,541
Former Chief Marketing	2007	$10,417	$35,000	—	$7,232	—	$1,439	$54,088
Officer

(1)	We do not maintain any pension plans or non-qualified deferred compensation plans.
(2)
Mr. O’Donnell was appointed our Chief Executive Officer and President in September 2008 and his base salary for 2008 was $340,000. Mr. O’Donnell was paid his pro rata share of his base salary for 2008, which amount is reflected in the table.  Mr. O’Donnell was also paid a bonus under our Bonus Plan for 2008 for his service as our Chief Executive Officer and President, which amount is reflected in the table.  Mr. O’Donnell received a stock option grant, which is reflected in the table, in connection with his appointment as our Chief Executive Officer.  Until his appointment as our Chief Executive Officer and President, Mr. O’Donnell was paid for his services as a director in accordance with our director compensation program.  Mr. O’Donnell only received compensation as a director prior to his appointment as our Chief Executive Officer and President.  For more information on the fees, stock option grant and restricted stock grant that Mr. O’Donnell received for his service as a director during 2008, please see the section entitled “Director Compensation” beginning on page 43 of this Amendment No. 1.  Mr. Wynne joined the Company in October 2006 and his base salary for 2006 was $275,000. Mr. Wynne was paid his pro rata share of his base salary for 2006, which amount is reflected in the table.  Mr. Wingfield joined the Company in September 2006 and his base salary for 2006 was $250,000. Mr. Wingfield was paid his pro rata share of his base salary for 2006, which amount is reflected in the table.  Mr. Heap’s base salary was increased from $250,000 to $255,000 in April 2008.  Mr. Powdermaker joined the Company in December 2008 and his base salary for 2008 was $250,000. Mr. Powdermaker was paid his pro rata share of his base salary for 2008, which amount is reflected in the table.   Mr. Freeman served as our Chief Executive Officer and President from November 2007 through September 2008.  Mr. Freeman’s base salary for 2007 and 2008 was $375,000.  Mr. Freeman was paid his pro rata share of his base salary for 2007 and 2008, which amounts are reflected in the table.  Mr. Sach was terminated without cause as our Chief Operating Officer effective in September 2008.  Mr. Sach’s base salary for 2008 was $275,000.  Mr. Sach was paid his pro rata share of his base salary for 2008, which amount is reflected in the table.  Mr. Koeppen served as our Chief Marketing Officer from December 2007 through October 2008.  Mr. Koeppen’s base salary for 2007 and 2008 was $250,000.  Mr. Koeppen was paid his pro rata share of his base salary for 2007 and 2008, which amounts are reflected in the table.

(3)
Bonus payments include discretionary awards to Messrs. Wynne, Wingfield and Sach for fiscal year 2007 and an award to Mr. Sach for fiscal year 2006 pursuant to our Bonus Plan.  Awards for 2007 were discussed in the Proxy Statement filed with the Securities and Exchange Commission on April 28, 2008 in connection with our 2008 Annual Meeting of Stockholders and awards for 2006 were discussed in the Proxy Statement filed with the Securities and Exchange Commission on July 23, 2007 in connection with our 2007 Annual Meeting of Stockholders.  Bonus payments were accrued in the year indicated and paid in the succeeding fiscal year. Thus, the 2006 bonus was paid in fiscal 2007 and the 2007 bonus was paid in fiscal 2008.  Messrs. Wynne and Wingfield received a pro rated 2006 bonus of $25,781 and $28,125, respectively, which was paid in fiscal 2007. In addition, Mr. Wingfield received a one-time signing bonus of $25,000 when he joined the Company in 2006.  Pursuant to the Employment Agreement between Mr. Koeppen and the Company, dated December 17, 2007, Mr. Koeppen received a one-time signing bonus of $35,000, which was paid in 2008.

(4)
Amount listed reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS No. 123R of restricted stock, restricted stock unit awards and performance-based share awards and thus includes amounts from awards granted in and prior to 2008, 2007 and 2006, as applicable.  For 2008, assumptions related to the financial reporting of restricted stock, restricted stock unit awards and performance-based share awards is presented in Footnote 10 to our Consolidated Financial Statements presented in our Original Filing.  For 2007, assumptions related to the financial reporting of restricted stock, restricted stock unit awards and performance-based share awards is presented in Footnote 10 to our Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).  For 2006, assumptions related to the financial reporting of restricted stock, restricted stock unit awards and performance-based share awards is presented in Footnote 9 to our Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

(5)
Amount listed reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS No. 123R of stock option awards and stock appreciation rights awards and thus includes amounts from awards granted in and prior to 2008, 2007 and 2006, as applicable.  For 2008, assumptions related to the financial reporting of stock options and stock appreciation rights is presented in Footnote 10 to our Consolidated Financial Statements presented in our Original Filing.  For 2007, assumptions related to the financial reporting of stock options is presented in Footnote 10 to our Consolidated Financial Statements presented in our 2007 Form 10-K.  For 2006, assumptions related to the financial reporting of stock options is presented in Footnote 9 to our Consolidated Financial Statements presented in our 2006 Form 10-K.

(6)
Amounts listed reflect payments under our Bonus Plan for 2008 as discussed in the section entitled  “Compensation Discussion and Analysis” earlier in this Amendment No. 1.  Bonus payments were accrued in the year indicated and paid in the succeeding fiscal year. Thus, the 2008 bonus was paid in fiscal 2009.

(7)
The table below shows the components of amounts set forth in this column for 2008, which include the Company’s match for each individual’s 401(k) Plan contributions, imputed income related to life insurance benefits, reimbursement of commuting expenses for Mr. Wynne, reimbursement of travel and living expenses for Messrs. O’Donnell, Freeman, Koeppen and Powdermaker and severance payments made to Messrs. Freeman, Sach and Koeppen, as applicable.

Name	401(k) Match	Life Insurance	Reimburse- ment of Commuting Expenses		Reimbursement of Travel and Living Expenses		Severance Payments		Total “All Other Compensation”
Shawn F. O’Donnell	$4,490	$76	—		$17,241	(a)	—		$21,807
John B. Wynne, Jr.	$12,063	$406	$7,737	(b)	—		—		$20,206
W. Terrell Wingfield, Jr.	$11,384	$1,035	—		—		—		$12,419
Steven Heap	$11,535	$1,054	—		—		—		$12,589
Dan Powdermaker	—	—	—		—		—		—
William M. Freeman	$13,125	$968	—		$23,434	(c)	$478,125	(d)	$515,652
Peter P. Sach	$12,440	$338	—		—		$353,237	(e)	$366,015
Curt R. Koeppen	$7,500	$1,188	—		$16,238	(f)	$331,891	(g)	$356,817

(a)
Represents the amount paid to Mr. O’Donnell for travel and living expenses associated with commuting from his personal residence in Texas to the Company’s corporate headquarters in New Jersey and residing in New Jersey as the business needs of the Company required.

(b)	Represents the amount received by Mr. Wynne in 2008 for commuting expenses in lieu of a relocation package. Mr. Wynne’s reimbursement for commuting expenses cannot exceed $2,000 per month.
(c)
Represents the amount paid to Mr. Freeman for travel and living expenses associated with commuting from his personal residence in Florida to the Company’s corporate headquarters in New Jersey and residing in New Jersey as the business needs of the Company required.

(d)
Represents the amounts paid to Mr. Freeman upon his termination without cause effective September 2, 2008.  Additional information regarding payments made to Mr. Freeman in connection with his termination without cause is set forth in this Amendment No. 1 under the heading “—Potential Post-Employment Payments” below.

(e)
Represents the amounts paid to Mr. Sach upon his termination without cause effective October 22, 2008.  Additional information regarding payments made to Mr. Sach in connection with his termination without cause is set forth in this Amendment No. 1 under the heading “—Potential Post-Employment Payments” below.

(f)
Represents the amount paid to Mr. Koeppen for travel and living expenses associated with commuting from his personal residence in Florida to the Company’s corporate headquarters in New Jersey and residing in New Jersey as the business needs of the Company required.

(g)
Represents the amounts paid to Mr. Koeppen upon his termination without cause effective September 30, 2008.  Additional information regarding payments made to Mr. Koeppen in connection with his termination without cause is set forth in this Amendment No. 1 under the heading “—Potential Post-Employment Payments” below.

Grants of Plan-Based Awards

The following table contains information concerning grants of plan-based awards under our cash and equity incentive plans to our named executive officers during the year ended December 31, 2008.

GRANTS OF PLAN-BASED AWARDS

				Estimated Possible Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards (1)
Name	Date of Approval by the Compensation Committee or Board of Directors Approvals	Grant Date		Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units(#) (2)		All Other Option Awards: Number of Securities Underlying Options (#) (2)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value Of Stock And Option Awards (3)
Shawn F.	—	6/19/2008	(4)	—	—		—	—	—	—	7,000	(5)	—		—	$3.74
O’Donnell	—	6/19/2008	(4)	—	—		—	—	—	—	—		7,000	(6)	$3.69	$1.64
	—	9/2/2008		—	—		—	—	—	—	—		375,000	(7)	$3.71	$1.64
	—	10/17/2008		—	$62,150	(10)	—	—	—	—	—		—		—	—
John B. Wynne,	—	2/20/2008	(8)	—	—		—	—	—	—	—		38,167	(9)	$4.61	$1.89
Jr.	—	2/20/2008		—	—		—	7,500	15,000	22,500	—		—		—	N/A
	—	2/20/2008		—	$37,262	(10)	—	—	—	—	—		—		—	—
W. Terrell	—	2/20/2008	(8)	—	—		—	—	—	—	—		34,895	(9)	$4.61	$1.89
Wingfield, Jr.	—	2/20/2008		—	—		—	7,000	14,000	21,000	—		—		—	N/A
	—	2/20/2008		—	$33,875	(10)	—	—	—	—	—		—		—	—
Steven Heap	—	2/20/2008	(8)	—	—		—	—	—	—	—		33,805	(9)	$4.61	$1.89
	—	2/20/2008		—	—		—	6,500	13,000	19,500	—		—		—	N/A
	—	2/20/2008		—	$31,097	(10)	—	—	—	—	—		—		—	—

				Estimated Possible Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards (1)
Name	Date of Approval by the Compensation Committee or Board of Directors Approvals	Grant Date		Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units(#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (2)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value Of Stock And Option Awards (3)
Dan Powdermaker	12/19/2008 (11)	12/22/2008		—	—		—	—	—	—	—	225,000	(12)	$1.69	$0.80
William M.	—	2/20/2008	(8)	—	—		—	—	—	—	—	125,407	(9)	$4.61	$1.89
Freeman	—	2/20/2008		—	—		—	25,000	50,000	75,000	—	—		—	N/A
	—	2/20/2008		—	$375,000	(14)	—	—	—	—	—	—		—	—
Peter P. Sach	—	2/20/2008	(8)	—	—		—	—	—	—	—	43,619	(9)(13)	$4.61	$1.89
	—	2/20/2008		—	—		—	8,500	17,000	25,500	—	—		—	N/A
	—	2/20/2008		—	$165,000	(14)	—	—	—	—	—	—		—	—
Curt R. Koeppen	—	2/20/2008	(8)	—	—		—	—	—	—	—	47,981	(9)(13)	$4.61	$1.89
	—	2/20/2008		—	—		—	9,500	19,000	28,500	—	—		—	N/A
	—	2/20/2008		—	$175,000	(14)	—	—	—	—	—	—		—	—
___________________________
(1)
The amounts shown reflect the threshold, target and maximum number of shares available under the performance share awards.  These grants are described in detail in the section entitled “Compensation Discussion and Analysis—Long Term Incentive Compensation—2008 Performance Share Awards” earlier in this Amendment No. 1.  Unless otherwise indicated in the table, the grant date represents the date that the terms of the performance share awards were approved by our Compensation Committee.  In February 2009, our Compensation Committee determined that, based on the Company’s performance, Messrs. Wynne, Wingfield and Heap were entitled to a grant of restricted stock equal to 27.1% of the target number of shares of restricted common stock that could be earned pursuant to this award.  The total number of shares of restricted common stock that were awarded to each of Messrs. Wynne, Wingfield and Heap is as follows: Mr. Wynne: 4,065; Mr. Heap: 3,523; and Mr. Wingfield: 3,794.  One-third of the shares of restricted common stock that were earned by Messrs. Wynne, Heap and Wingfield vest on the date of grant, one-third on the first anniversary of the grant date and one-third on the second anniversary of the grant date.  Messrs. Freeman, Sach and Koeppen were not eligible to earn any shares of restricted common stock pursuant to their respective performance share awards because they were each terminated prior to the end of 2008. For more information regarding these performance share awards, please see the discussion under “Compensation Discussion and Analysis—Long Term Incentive Compensation—2008 Performance Share Awards,” in this Amendment No. 1.

(2)
Stock options and stock appreciation rights granted under our 2004 Plan.  Except as otherwise noted herein, assuming that in connection with a change in control the stock option is not assumed or replaced in accordance with the terms of the stock option agreement, 100% of the stock option grant will fully vest. Assuming that in connection with a change in control the stock appreciation right is not assumed or otherwise continued in effect or replaced with a cash incentive program in accordance with the terms of the stock appreciation right agreement, then the stock appreciation right award will fully vest. The number of shares issuable under the 2004 Plan may be increased annually by the lowest of (a) 3,000,000 shares of common stock, (b) 5% of the outstanding shares on such date and (c) an amount determined by our Board. Any increase is subject to the limitation that the aggregate shares issuable under any equity compensation plans maintained by the Company may not exceed 25% of the outstanding shares of the Company on the first day of the fiscal year in which the increase is made. For fiscal year 2009, our Board determined to increase the number of shares issuable under the 2004 Plan by 500,000 shares.

(3)
The amounts included in this column represent the full grant date fair value of the awards computed in accordance with SFAS No. 123R. Information related to the financial reporting of stock options, stock appreciation rights and restricted stock is presented in Footnote 10 to the Consolidated Financial Statements presented in our Original Filing.

(4)	Represent grants made to Mr. O’Donnell for his service as a director but prior to his appointment as our Chief Executive Officer and President.
(5)	Represents a grant of restricted stock, which vests in equal installments over three years, beginning on June 19, 2009.
(6)	Represents a grant of a stock option, which fully vests on June 19, 2009.
(7)
Represents a grant of a stock option.  Twenty-five percent of the shares subject to the stock option will vest on September 2, 2009 and the remaining shares will vest monthly, in equal installments, over the following three years.  If Mr. O’Donnell is terminated by the Company without Cause (as defined in the Employment Agreement between Mr. O’Donnell and the Company) before September 2, 2009, the stock option will vest as to that percentage of the original number of shares equal to the product of (i) 2.0833 and (ii) the number of full calendar months served by Mr. O’Donnell pursuant to his Employment Agreement.   Furthermore, any unvested shares will become fully vested upon a change of control of the Company, as defined in the non-qualified stock option agreement between the Company and Mr. O’Donnell, dated September 2, 2008.

(8)
The information presented in the table for grants on February 20, 2008 reflects adjustments made to the number of stock appreciation rights outstanding on March 28, 2008 in connection with the special one-time cash payment of $0.40 per share paid by the Company on March 28, 2008.

(9)	Represents a stock appreciation right, which vests monthly, in equal installments over the four years following the date of grant.
(10)
These non-equity incentive plan payments were earned in fiscal 2008 and are included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above.  More information regarding such payments is discussed in footnote 6 to the Summary Compensation Table and in the “Compensation Discussion and Analysis” earlier in this Amendment No. 1.

(11)	Our Board voted on December 19, 2008 to grant a stock option award to Mr. Powdermaker, effective as of the date of his hire, December 22, 2008.
(12)
Represents a stock option.  Twenty-five percent of the shares subject to the stock option will vest on December 22, 2009 and the remaining shares will vest monthly, in equal installments, over the following three years.

(13)	In connection with the termination without cause of Messrs. Sach and Koeppen, each had three months from the date of their respective terminations to exercise any vested stock appreciation rights.
(14)
Messrs. Freeman, Sach and Koeppen were not eligible to receive a bonus under the Bonus Plan for 2008 because they were each terminated prior to the end of 2008.  The amount listed is the amount that Messrs. Freeman, Sach and Koeppen could have earned based on the applicable target percentages of the Bonus Plan, assuming the Company had met both target corporate performance metrics.  For more information, please see the discussion under “Compensation Discussion and Analysis—Short Term Incentive Compensation” earlier in this Amendment No. 1.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to our named executive officers concerning unexercised stock option awards and unvested stock awards as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2008 (1)

	Options Awards							Stock Awards
Name (2)	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Shawn F. O’Donnell	—		—		—	—	—	4,666	(4)(5)	$6,999	—		—
	11,358	(4)	15,904	(4)(6)	—	$5.41	7/12/2017	—		—	—		—
	7,633	(4)	—		—	$4.73	8/21/2017	—		—	—		—
	—		7,000	(4) (7)	—	$3.69	6/18/2018	—		—	—		—
	—		—		—	—	—	7,000	(4)(8)	$10,500	—		—
	—		375,000	(9)	—	$3.71	9/2/2018	—		—	—		—

John B. Wynne, Jr.	—		—		—	—	—	18,241	(10)	$27,362	—		—
	103,370		87,467	(11)	—	$4.68	10/16/2016	—		—	—		—
	7,951		30,216	(12)	—	$4.61	2/20/2018	—		—	—		—
	—		—		—	—	—	—		—	28,000	(13)	$42,000	(13)
	—		—		—	—	—	—		—	7,500	(14)	$11,250	(14)

Options Awards	Stock Awards
Name (2)	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Terrell Wingfield, Jr.	—		—		—	—	—	18,241	(10)	$27,362	—		—
	107,345		83,492	(15)	—	$4.79	9/29/2016	—		—	—		—
	7,269		27,626	(12)	—	$4.61	2/20/2018	—		—	—		—
	—		—		—	—	—	—		—	28,000	(13)	$42,000	(13)
	—		—		—	—	—	—		—	7,000	(14)	$10,500	(14)

Steven Heap	44,301	(16)	—		—	$7.63	3/16/2014	—		—	—		—
	34,375	(16)	—		—	$15.04	11/10/2014	—		—	—		—
	32,714	(16)	—		—	$23.07	2/22/2015	—		—	—		—
	59,976		27,263	(17)	—	$4.27	8/17/2016	—		—	—		—
	—		—		—	—	—	16,782	(10)	$25,173	—		—
	7,042		26,763	(12)	—	$4.61	2/20/2018	—		—	—		—
	—		—		—	—	—	—		—	25,600	(13)	$38,400	(13)
	—		—		—	—	—	—		—	6,500	(14)	$9,750	(14)

	Options Awards							Stock Awards
Name (2)	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Dan Powdermaker	—		225,000	(18)	—	$1.69	12/22/2008	—	—	—	—

William M. Freeman	110,753		298,183	(19)	—	$5.32	11/16/2017	—	—	—	—
	26,126		99,281	(12)	—	$4.61	2/20/2018	—	—	—	—

Peter P. Sach	158,243		—		—	$0.15	1/20/2009	—	—	—	—
	67		—		—	$0.15	1/20/2009	—	—	—	—
	30,527		—		—	$1.67	1/20/2009	—	—	—	—
	10,175	(16)	—		—	$7.63	1/20/2009	—	—	—	—
	20,312	(16)	—		—	$15.04	1/20/2009	—	—	—	—
	43,619	(16)	—		—	$23.07	1/20/2009	—	—	—	—
	45,777		—		—	$4.27	1/20/2009	—	—	—	—
	6,361		—		—	$4.61	1/20/2009	—	—	—	—
___________________________
(1)
Except as otherwise noted, the information in this table reflects adjustments made to certain grants of restricted stock units, stock appreciation rights and stock options that were granted prior to March 7, 2008 in connection with the special one-time cash payment of $0.40 per share paid by the Company on March 28, 2008.

(2)	Mr. Koeppen did not have any equity awards outstanding on December 31, 2008.
(3)	Based upon the fair market value of $1.50 per share of our common stock on December 31, 2008, the last trading day of our 2008 fiscal year.

(4)	Represent grants made to Mr. O’Donnell while Mr. O’Donnell was a director but prior to his appointment as our Chief Executive Officer and President.
(5)	Represents restricted stock, which vests in annual installments over a three year period with the first installment having vested on August 21, 2008.
(6)	Represents a stock option. One-third of the shares vested on July 13, 2008 and the remaining two-thirds of the shares vest quarterly, in equal installments over a two year period.
(7)	Represents a stock option, which fully vests on June 19, 2009.
(8)	Represents restricted stock, which vests in equal installments over a three year period beginning on June 19, 2009.
(9)	Represents a stock option. Twenty-five percent of the shares vest on September 2, 2009 and the remaining shares vest monthly, in equal installments over the following three years.
(10)	Represents restricted stock units, which vest in annual installments over a three year period with the first installment having vested on February 29, 2008.
(11)	Represents a stock option, which vests monthly in 48 equal installments over a four year period with the first installment having vested on November 30, 2006.
(12)	Represents stock appreciation rights, which vest monthly in 48 equal installments over a four year period with the first installment vesting on March 31, 2008.
(13)
The amounts shown reflect the threshold number of shares available under our 2006 Performance Share Awards upon attainment of corporate performance metrics of the Company.  These grants are described in detail in the section entitled “Compensation Discussion and Analysis—Long Term Incentive Compensation—2006 Performance Share Awards” earlier in this Amendment No. 1.  The values are calculated based on the threshold number of shares vesting upon the achievement of corporate performance metrics of the Company and on the closing price of $1.50 of our common stock on December 31, 2008.  Our Compensation Committee determined in February 2008 and February 2009 that, based on the Company’s performance, none of these performance shares vested.  Our 2006 Performance Share Awards expired with no shares granted to our executives.

(14)
The amounts shown reflect the threshold number of shares available under our 2008 Performance Share Awards upon attainment of corporate performance metrics of the Company.  These grants are described in detail in the section entitled “Compensation Discussion and Analysis—Long Term Incentive Compensation—2008 Performance Share Awards” earlier in this Amendment No. 1.  The values are calculated based on the threshold number of shares vesting upon the achievement of corporate performance metrics of the Company and on the closing price of $1.50 of our common stock on December 31, 2008.  In February 2009, our Compensation Committee determined that, based on the Company’s performance, Messrs. Wynne, Wingfield and Heap were entitled to a grant of restricted stock equal to 27.1% of the target number or shares of restricted common stock that could be earned pursuant to this award.  The total number of shares of restricted common stock that were awarded to each of Messrs. Wynne, Wingfield and Heap is as follows: Mr. Wynne: 4,065; Mr. Heap: 3,523; and Mr. Wingfield: 3,794.  One-third of the shares of restricted common stock that were earned by Messrs. Wynne, Heap and Wingfield vest on the date of grant, one-third on the first anniversary of the grant date and one-third on the second anniversary of the grant date.

(15)	Represents a stock option, which vests monthly in 48 equal installments, over a four year period, with the first installment having vested on October 31, 2006.
(16)
On August 25, 2005, our Board approved the accelerated vesting of all unvested employee stock options issued under our 2004 Plan having an exercise price in excess of $10 per share and, therefore, these shares were fully vested at such time. Based on the closing price of $6.35 on August 24, 2005, none of these stock options had intrinsic economic value at the time. In March 2008, our Board approved adjustments to the number of shares underlying, and the exercise price of, stock options outstanding on March 7, 2008, in connection with the special one-time cash payment of $0.40 per share paid by the Company on March 28, 2008, only with respect to those stock options having an exercise price at or below the closing price of $4.82 on March 7, 2008. As a result, these stock option grants were not adjusted.

(17)	Represents a stock option, which vests as follows: 8,330 shares vested on August 18, 2006 and the remaining shares vest monthly in equal installments over a three-year, seven-month period.
(18)	Represents a stock option. Twenty-five percent of the shares vest on December 22, 2009 and the remaining shares vest monthly, in equal installments, over the following three years.
(19)	Represents a stock option. Twenty-five percent of the shares vested on November 16, 2008 and the remaining shares vest monthly, in equal installments, over the following three years.

Option Exercises and Stock Vested

The following table sets forth information with respect to our named executive officers concerning the exercise of stock options and the vesting of stock awards during the year ended December 31, 2008.

	Option Awards		Stock Awards
Named Executive Officer (1)	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($) (2)
Shawn F. O’Donnell	—	—	2,334		$8,706
John B. Wynne, Jr.	—	—	8,334	(3)	$41,670
W. Terrell Wingfield, Jr.	—	—	8,334	(4)	$41,670
Steven Heap	—	—	7,667	(5)	$38,335
	—	—	9,120	(6)	$34,382
Peter P. Sach	—	—	7,667	(7)	$38,335
	—	—	8,209	(8)	$30,948

(1)	None of Messrs. Freeman, Koeppen or Powdermaker exercised any stock options or held stock awards that vested in 2008.
(2)	Amounts shown reflect the market value of the stock on the day the stock vested.
(3)	Includes 2,952 shares of restricted stock withheld by us at the election of Mr. Wynne to pay the minimum withholding tax due upon vesting of restricted stock in 2008.
(4)	Includes 2,867 shares of restricted stock withheld by us at the election of Mr. Wingfield to pay the minimum withholding tax due upon vesting of restricted stock in 2008.
(5)	Includes 2,469 shares of restricted stock withheld by us at the election of Mr. Heap to pay the minimum withholding tax due upon vesting of restricted stock in 2008.
(6)	Includes 2,938 shares of restricted stock withheld by us at the election of Mr. Heap to pay the minimum withholding tax due upon vesting of restricted stock in 2008.
(7)	Includes 2,716 shares of restricted stock withheld by us at the election of Mr. Sach to pay the minimum withholding tax due upon vesting of restricted stock in 2008.
(8)	Includes 2,909 shares of restricted stock withheld by us at the election of Mr. Sach to pay the minimum withholding tax due upon vesting of restricted stock in 2008.

Potential Post-Employment Payments

Our named executive officers are entitled to certain compensation in the event of termination of their employment. This section is intended to discuss these post-employment payments, assuming separation from employment on December 31, 2008 on the terms currently in effect between our named executive officers and us.

We have employment agreements with Mr. O’Donnell (the “O’Donnell Agreement”) and Mr. Powdermaker (the “Powdermaker Agreement”) and employment letters with each of Messrs. Wynne, Heap and Wingfield (as amended, each an “Employment Letter” and collectively, with the O’Donnell Agreement and the Powdermaker Agreement, the “Employment Letters”). Pursuant to the Employment Letters, each officer will generally devote his full business time, interest and efforts to the performance of his obligations with the Company.

In April 2008, we amended the Employment Letters with each of Messrs. Wynne, Heap and Wingfield.  Each of the applicable Employment Letters was amended to provide that the definition of “Good Reason” be revised in accordance with Section 409A of the Code to include only the following events: (1) a substantial diminution or other substantive adverse change, not consented to by the executive, in the nature or scope of his responsibilities, authorities, powers, functions or duties; (2) an involuntary material reduction in the executive’s base salary; (3) a breach by the Company of any of its other material obligations under the applicable Employment Letter; or (4) a material change in the geographic location at which the executive must perform his services, provided that, in each instance, the executive provides the Company with 90-day prior written notice of such event and the Company subsequently has a 30-day period to cure any such event.  In addition, each of the applicable Employment Letters with Messrs. Wynne, Heap and Wingfield was revised to require a six-month delay to the payment of severance to the executive to the extent required by Section 409A of the Code to avoid the imposition of the 20 percent excise tax. If a six-month delay is required, the initial payment to the executive shall include a catch-up amount covering amounts that would otherwise have been paid during the six-month period. Further, any such deferred payment will earn simple interest calculated at the short-term applicable federal rate in effect on the date of the executive’s separation from service. These amendments were intended to make the applicable Employment Letters compliant with the provisions of Section 409A of the Code and did not change the economic terms of severance under the applicable Employment Letters other than to require a six-month delay to the payment of severance to the executive to the extent required by Section 409A of the Code.

The Employment Letters with Messrs. O’Donnell and Powdermaker were entered into in September 2008 and January 2009, respectively, and include the provisions described above.  The definition of “Good Reason” under the O’Donnell Agreement also includes any involuntary material reduction in his base salary or target bonus (except for across-the-board reductions similarly affecting all or substantially of our senior management) and any requirement that he report to someone other than our Board.

The Employment Letters with each of Messrs. O’Donnell, Wynne, Powdermaker, Heap and Wingfield provide that their employment is “at will” and the employment of each executive officer may be terminated by either party at any time for any reason or no reason.

Severance Benefits

If (i) we terminate Mr. O’Donnell’s or Mr. Powdermaker’s employment without cause (as defined in the applicable Employment Letter) either (a) before a change of control (as defined in the O’Donnell Agreement or Powdermaker Agreement, as applicable) of the Company or (b) within 12 months of a change of control of the Company, or (ii) Mr. O’Donnell or Mr. Powdermaker terminates his employment for good reason (as defined in the O’Donnell Agreement or Powdermaker Agreement, as applicable) within 12 months of a change of control of the Company, Mr. O’Donnell and Mr. Powdermaker will each be entitled to receive:

•	a severance payment equal to the officer’s one year base salary at the rate in effect on the date of termination;
•	reimbursement for certain COBRA payments for a period of one year following the date of termination;
•	an amount equal to potential employer contributions to our retirement plan for one year; and
•	the officer’s accrued and unpaid salary and vacation time as of the date of termination.

The total amounts paid Mr. O’Donnell or Mr. Powdermaker, as applicable, under the second and third bullet points cannot be more than $25,000.  In addition, in the event we terminate Mr. O’Donnell’s or Mr. Powdermaker’s employment without cause within 12 months of a change of control of the Company or Mr. O’Donnell or Mr. Powdermaker terminates his employment for good reason (as defined in the O’Donnell Agreement or Powdermaker Agreement, as applicable) within 12 months of a change of control of the Company, the officer will be entitled to receive a lump sum payment equal to his bonus payment in the preceding fiscal year.

The Employment Letters with each of Messrs. Wynne and Wingfield provide that if we terminate the officer’s employment without cause (as defined in the applicable Employment Letters) or if the officer terminates his employment for good reason (as defined in the applicable Employment Letters), we are required to make the following payments to the officer:

•	a severance payment equal to the officer’s one year base salary at the rate in effect on the date of termination;
•	reimbursement for certain COBRA payments for a period of one year following the date of termination;
•	an amount equal to potential employer contributions to our retirement plan for one year; and
•	the officer’s accrued and unpaid salary and vacation time as of the date of termination.

The total amounts paid to each officer under the second and third bullet points cannot be more than $25,000.

Mr. Wingfield’s Employment Letter also provides that if we terminate him without cause during the first three years of his employment, we will pay the broker’s commission to sell his home in New Jersey and his documented moving expenses for him to relocate to Virginia or other destination of similar distance, up to $150,000. As of the date of filing this Amendment No. 1, Mr. Wingfield has not relocated to New Jersey and, as such, this provision would not be triggered if we terminated his employment without cause on December 31, 2008.

The Employment Letter with Mr. Heap provides that if we terminate his employment without cause (as defined in his Employment Letter) or if Mr. Heap terminates his employment for good reason (as defined in his Employment Letter) within six months following a change of control (as defined in his Employment Letter), we are required to make the following payments to him:

•	a severance payment equal to his one year base salary at the rate in effect on the date of termination;
•	reimbursement for certain COBRA payments for a period of one year following the date of termination; and
•	his accrued and unpaid salary and vacation time as of the date of termination.

Treatment of Stock Options, Restricted Stock Units, Stock Appreciation Rights and Restricted Stock Awards

Generally, the stock options, restricted stock units, stock appreciation rights and restricted stock awards held by Messrs. O’Donnell, Wynne, Wingfield, Heap and Powdermaker contain acceleration provisions.  These acceleration provisions provide for acceleration of vesting upon a change in control of the Company.  Generally, in connection with a change in control (as defined in the respective agreements), if the grant is assumed or replaced in accordance with its terms,

•
50% of the grant will vest upon the change in control, with the remaining unvested portion vesting monthly and equally over the remaining portion of the vesting term, provided that the officer is employed by the Company or a subsidiary or is associated with the Company or subsidiary as a director or consultant on the applicable vesting dates; and

•
if at any time during the twelve-month period following the change in control, the Company terminates the officer for any reason other than for cause (as defined in the respective agreements), then the grant will fully vest.

If the grant is not assumed or replaced in accordance with the terms of the applicable equity award agreement, 100% of the grant will vest upon the change in control.

Mr. O’Donnell was granted a stock option under our 2004 Plan to purchase 375,000 shares of our common stock.  If Mr. O’Donnell is terminated by us without cause (as defined in the O’Donnell Agreement) before September 2, 2009, the stock option will vest as to that percentage of the original number of shares underlying the stock option equal to the product of (i) 2.0833 and (ii) the number of full calendar months served by Mr. O’Donnell pursuant to the O’Donnell Agreement.   In the event of a change of control of the Company (as defined in our September 2008 non-qualified stock option agreement with Mr. O’Donnell) where the stock option is not assumed or replaced, any unvested shares underlying Mr. O’Donnell’s stock option to purchase 375,000 shares will accelerate in full.  In addition, we may pay in cash the difference, if any, of the consideration per share received in connection with a change of control over the exercise price per share of the stock option to purchase 375,000 shares.

In addition to the provisions in the Employment Letters and stock option, restricted stock unit, stock appreciation rights and restricted stock agreements discussed above, certain of our named executive officers’ other option agreements, restricted stock unit agreements and restricted stock agreements, as the case may be, contain additional acceleration provisions triggered by a change in control, as defined in those agreements, and quantified in the table below.

Treatment of the 2006 Performance Share Awards

As discussed in more detail in the “Compensation Discussion and Analysis” section of this Amendment No. 1, we granted performance share awards in 2006 to our executive officers, including Messrs. Wynne, Wingfield and Heap (the “2006 Performance Share Awards”).  If an officer were terminated by us or on a voluntary basis for any reason prior to the attainment of the corporate performance metrics (as certified by our Compensation Committee), the officer would not receive any common stock under the 2006 Performance Share Awards.

In the event of a change in control prior to December 31, 2008, the officer would receive the number of shares equal to his target shares based on the attainment of our corporate performance metrics reduced by the number of shares of our common stock previously issued to the officer under the 2006 Performance Share Awards.

Our Compensation Committee determined that, as of December 31, 2007 and December 31, 2008, we had not achieved the corporate performance metrics under the 2006 Performance Share Awards and, therefore, no performance shares were awarded for fiscal years 2007 and 2008.  The 2006 Performance Share Awards have expired with no shares granted to our executives.

Treatment of 2008 Performance Share Awards

As discussed in more detail in the “Compensation Discussion and Analysis” section of this Amendment No. 1, we granted performance-based stock awards in 2008 to Messrs. Wynne, Wingfield and Heap (the “2008 Performance Share Awards”).  If the executive officer ceases to be an employee or director of, or consultant or advisor to, the Company or a subsidiary for any reason (including death) prior to vesting of the restricted stock, any shares not vested will immediately and automatically be forfeited and returned to the Company.

In the event of a change in control of the Company prior to December 31, 2008, Messrs. Wynne and Wingfield would forfeit any performance shares under the 2008 Performance Share Awards, while all of Mr. Heap’s performance shares under the 2008 Performance Share Awards would fully vest.

Under the 2008 Performance Share Awards for Messrs. Wynne, Heap and Wingfield, if there is a change in control of the Company (as defined in the applicable restricted stock award agreement) after December 31, 2008, and the shares of restricted common stock are assumed or otherwise continued in effect or replaced with a cash incentive program:

•
upon the closing of the change in control of the Company, the restrictions on the restricted common stock will lapse as to 50% of the unvested restricted common stock, with the remaining unvested portion vesting equally over the remaining portion of the vesting term, provided that the executive officer is employed by the Company or a subsidiary or is associated with the Company or a subsidiary as a director or consultant on the applicable vesting date; and

•
if within 12 months of such change in control of the Company, the executive officer’s employment with the Company is terminated (other than a termination for cause, as defined in the applicable agreement), then all restrictions shall lapse.

If the shares of restricted common stock are not assumed or otherwise continued in effect or replaced with a cash incentive program, then all restrictions lapse immediately prior to the consummation of the change in control.

Additional Provisions

Generally, the Employment Letters also contain provisions that generally prevent our named executive officers from competing with us, attempting to hire our employees, or soliciting any of our customers during the respective terms of their employment and for the one year following termination.

POTENTIAL POST-EMPLOYMENT PAYMENTS TABLE

The following table outlines the post-employment payments that would be made to Messrs. O’Donnell, Wynne, Wingfield, Heap and Powdermaker, assuming separation from the Company on December 31, 2008:

Payments and Benefits	Involuntary Termination without Cause before a change in control		By Executive for Good Reason before a change in control		Involuntary Termination without Cause after a change in control		By Executive for Good Reason after a change in control
Shawn F. O’Donnell
Severance	$340,000	(1)	$0		$340,000	(2)	$340,000	(2)
Accelerated Vesting of Equity Awards	$0		$0		$5,250	(3)	$5,250	(3)
Performance Shares	$0		$0		$0		$0
Other Benefits	$25,000	(4)	$0		$25,000	(4)	$25,000	(4)
John B. Wynne, Jr.
Severance	$275,000	(5)	$275,000	(5)	$275,000	(5)	$275,000	(5)
Accelerated Vesting of Equity Awards	$0		$0		$25,000	(6)	$25,000	(6)
Performance Shares	$0		$0		$47,500	(7)	$47,500	(7)
Other Benefits	$25,000	(4)	$25,000	(4)	$25,000	(4)	$25,000	(4)
W. Terrell Wingfield, Jr.
Severance	$250,000	(5)	$250,000	(5)	$250,000	(5)	$250,000	(5)
Accelerated Vesting of Equity Awards	$0		$0		$25,000	(8)	$25,000	(8)
Performance Shares	$0		$0		$47,500	(7)	$47,500	(7)
Other Benefits	$25,000	(4)	$25,000	(4)	$25,000	(4)	$25,000	(4)
Steven Heap
Severance	$255,000	(5)	$0		$255,000	(5)	$255,000	(5)
Accelerated Vesting of Equity Awards	$0		$0		$11,500	(9)	$11,500	(9)
Performance Shares	$0		$0		$67,500	(7)	$67,500	(7)
Other Benefits	$15,001	(10)	$0		$15,001	(10)	$15,001	(10)

Payments and Benefits	Involuntary Termination without Cause before a change in control		By Executive for Good Reason before a change in control	Involuntary Termination without Cause after a change in control		By Executive for Good Reason after a change in control
Dan Powdermaker
Severance	$250,000	(5)	$0	$250,000	(11)	$250,000	(11)
Accelerated Vesting of Equity Awards	$0		$0	$0		$0
Performance Shares	$0		$0	$0		$0
Other Benefits	$25,000	(4)	$0	$25,000	(4)	$25,000	(4)

(1)	Mr. O’Donnell is entitled to an amount equal to the sum of one times his base salary in effect on the date of termination.
(2)
Following a change of control, upon termination of Mr. O’Donnell’s employment by the Company without cause or by Mr. O’Donnell for good reason (as defined in the O’Donnell Agreement) on December 31, 2008, Mr. O’Donnell is entitled to an amount equal to the sum of (a) one times his base salary in effect on the date of termination and (b) an amount equal to the bonus compensation paid to him in the immediately preceding fiscal year.  Mr. O’Donnell did not receive a bonus in 2007, which is the immediately preceding fiscal year when December 31, 2008 is the date of termination, because Mr. O’Donnell was not employed by the Company in 2007.

(3)
Upon Mr. O’Donnell’s termination without cause in connection with a change in control, or upon a change in control on December 31, 2008, assuming that the successor company does not assume or replace Mr. O’Donnell’s equity grants, certain of his unvested stock options and restricted stock will fully vest. As a result, Mr. O’Donnell would be entitled to an incremental value of $0 and $5,250 attributable to gains realized for the acceleration of the unvested stock options and restricted stock, respectively, as of December 31, 2008, using the closing stock price of $1.50 on December 31, 2008, the last trading day of our 2008 fiscal year.

(4)
Represents amounts for reimbursement for certain COBRA payments for a period of one year following the date of termination and amounts for potential employer contributions to our retirement plan for one year following the date of termination. Pursuant to the terms of the Employment Letters for each of Messrs. O’Donnell, Wynne, Wingfield and Powdermaker, the total of these two benefits cannot exceed $25,000.

(5)	Executive is entitled to one times his base salary in effect on the date of termination.
(6)
Upon Mr. Wynne’s termination without cause in connection with a change in control, or upon a change in control on December 31, 2008, assuming that the successor company does not assume or replace Mr. Wynne’s equity grants, his unvested stock options, stock appreciation rights and restricted stock units will fully vest. As a result, Mr. Wynne would be entitled to an incremental value of $0, $0 and $25,000, attributable to gains realized for the acceleration of the unvested stock options, stock appreciation rights and restricted stock unit grants, respectively, as of December 31, 2008, using the closing stock price of $1.50 on December 31, 2008, the last trading day of our 2008 fiscal year.

(7)
In the event of a change in control of the Company prior to December 31, 2008, Messrs. Wynne, Wingfield and Heap would receive a number of shares of our common stock under the 2006 Performance Share Awards equal to the number of target shares that would be issued upon attainment of target corporate performance metrics of the Company, reduced by the number of shares of our common stock previously issued to the executive officer under the 2006 Performance Share Awards.  In the event of a change in control of the Company prior to December 31, 2008, Messrs. Wynne and Wingfield would forfeit any performance shares under the 2008 Performance Share Awards, while the maximum number of shares that Mr. Heap could earn based upon attainment of corporate performance metrics under the 2008 Performance Share Awards would fully vest.  Accordingly, upon a change in control on December 31, 2008, each of Mr. Wynne and Mr. Wingfield would receive 35,000 performance shares under the 2006 Performance Share Awards and Mr. Heap would receive a total of 45,000 performance shares under the 2006 Performance Share Awards and 2008 Performance Share Awards. At the closing price of $1.50 on December 31, 2008, the last trading day of our 2008 fiscal year, the value of the shares that would be due to Mr. Wynne and Mr. Wingfield under the 2006 Performance Share Awards would be $47,500 and the value of the shares that would be due to Mr. Heap under the 2006 and 2008 Performance Share Awards would be $67,500.   As more fully described in the “Compensation Discussion and Analysis” section of this Amendment No. 1, our Compensation Committee determined in February 2009 that no performance shares were earned under the 2006 Performance Share Awards because the corporate performance metrics had not been attained.  As more fully described in the “Compensation Discussion and Analysis” section of this Amendment No. 1, our Compensation Committee determined in February 2009 that the following performance shares were earned under the 2008 Performance Share Awards based on the attainment of the corporate performance metrics:  Mr. Wynne: 4,065; Mr. Heap: 3,523; and Mr. Wingfield: 3,794.  One-third of the shares of restricted common stock that were earned by Messrs. Wynne, Heap and Wingfield vest on the date of grant, one-third on the first anniversary of the grant date and one-third on the second anniversary of the grant date.

(8)
Upon Mr. Wingfield’s termination without cause in connection with a change in control, or upon a change in control on December 31, 2008, assuming that the successor company does not assume or replace Mr. Wingfield’s equity grants, his unvested stock options, stock appreciation rights and restricted stock units will fully vest. As a result, Mr. Wingfield would be entitled to an incremental value of $0, $0 and $25,000, attributable to gains realized for the acceleration of the unvested stock options, stock appreciation rights and restricted stock units, respectively, as of December 31, 2008, using the closing stock price of $1.50 on December 31, 2008, the last trading day of our 2008 fiscal year.

(9)
Upon Mr. Heap’s termination without cause in connection with a change in control, or upon a change in control on December 31, 2008, assuming that the successor company does not assume or replace Mr. Heap’s equity grants, his unvested stock options, stock appreciation rights and restricted stock units will fully vest. As a result, Mr. Heap would be entitled to an incremental value of $0, $0 and $11,250 attributable to gains realized for the acceleration of the unvested stock options, stock appreciation rights and restricted stock units, respectively, as of December 31, 2008, using the closing stock price of $1.50 on December 31, 2008, the last trading day of our 2008 fiscal year.

(10)	Represents amounts for reimbursement for certain COBRA payments for a period of one year following the date of termination.
(11)
Following a change of control, upon termination of Mr. Powdermaker’s employment by the Company without cause or by Mr. Powdermaker for good reason (as defined in the Powdermaker Agreement) on December 31, 2008, Mr. Powdermaker is entitled to an amount equal to the sum of (a) one times his base salary in effect on the date of termination and (b) an amount equal to the bonus compensation paid to him in the immediately preceding fiscal year.  Mr. Powdermaker did not receive a bonus in 2007, which is the immediately preceding fiscal year when December 31, 2008 is the date of termination, because Mr. Powdermaker was not employed by the Company in 2007.

The amounts shown in the above table do not include payments and benefits to the extent they have been earned prior to the termination of employment or are provided on a non-discriminatory basis generally to salaried employees upon termination of employment. This includes accrued salary and vacation pay.

William M. Freeman

On September 3, 2008, Mr. Freeman, our former Chief Executive Officer and President, was terminated without cause effective September 2, 2008.

In connection with Mr. Freeman’s departure, on September 3, 2008, we entered into a Separation and Transition Services Agreement with Mr. Freeman (the “Separation Agreement”), which became effective on September 10, 2008.  Under the Separation Agreement, Mr. Freeman agreed to provide, from September 3, 2008 until October 1, 2008 (the “Initial Transition Period”), full-time transition assistance, including but not limited to, working on various matters related to (a) evaluating potential merger, stock purchase, asset purchase, recapitalization, reorganization, consolidation, amalgamation or other transaction opportunities for the Company and (b) significant members of our exchange.  From October 2, 2008 through the 2009 Annual Meeting of Stockholders (the “Annual Meeting”), Mr. Freeman agreed to provide services requested from time to time by our Chief Executive Officer.  Pursuant to the Separation Agreement, Mr. Freeman agreed to serve as Chairman of our Board until the Annual Meeting.

The Separation Agreement provides that Mr. Freeman will receive separation pay in the aggregate of $478,125, which is comprised of:

•
Aggregate payments of $31,250, which equals the salary which would otherwise have been payable under our employment agreement with Mr. Freeman (the “Freeman Employment Agreement”), during the Initial Transition Period, payable in periodic installments during the Initial Transition Period in accordance with our ordinary payroll periods;

•
One lump sum payment equal to the salary that would have otherwise been payable under the Freeman Employment Agreement between October 2, 2008 and November 16, 2008 in the amount of $46,875 within ten days of September 3, 2008; and

•	One lump sum payment of $400,000 payable on the earlier of (a) six months and one day following October 1, 2008 and (b) Mr. Freeman’s death consisting of:

•	Twelve months’ base salary, equal to $375,000; and

•	Reimbursement for payments under COBRA for a period of one year plus an amount equal to potential employer contributions to our retirement plan for one year up to $25,000.

To facilitate performance of the transition assistance, we agreed to reimburse Mr. Freeman for all reasonable expenses incurred by him in performing services through the Annual Meeting.  In addition, we agreed to reimburse Mr. Freeman for the cost of temporary housing in the New Jersey area up to $1,500 per month.  The amounts paid to Mr. Freeman in 2008 for reimbursement of these expenses are included in the Summary Compensation Table beginning on page 23 of this Amendment No. 1.

Peter P. Sach

On August 22, 2008, we terminated the employment of Mr. Sach, our Chief Operating Officer, without cause, effective October 22, 2008 (the “Sach Termination Date”).  Pursuant to our Offer Letter, as amended, with Mr. Sach (the “Offer Letter”), in connection with his termination, we agreed to pay Mr. Sach an aggregate of approximately $354,295, consisting of:

•	Mr. Sach’s current base salary through the Sach Termination Date, or approximately $45,833;

•	payment for accrued vacation through the Sach Termination Date, or approximately $8,462;

•	severance pay equal to 12 months’ base salary, or $275,000; and

•
reimbursement for certain COBRA payments for a period of 12 months following the Sach Termination Date and an amount equal to employer contributions to our retirement plan for one year following the Sach Termination Date, assuming he contributed the maximum amount to such plan, which amount to a payment of $25,000 in accordance with the limits placed on these payments by the terms of the Offer Letter.

Curt R. Koeppen

On September 26, 2008, we terminated the employment of Mr. Koeppen, our Chief Marketing Officer, without cause, effective September 30, 2008 (the “Koeppen Termination Date”).  Pursuant to our employment agreement with Mr. Koeppen (the “Koeppen Employment Agreement”), in connection with his termination, we agreed to pay Mr. Koeppen an aggregate of approximately $331,891, consisting of:

•	a lump sum equal to the salary which would have otherwise been paid to Mr. Koeppen through December 17, 2008, or approximately $52,083;

•	payment for accrued vacation through the Koeppen Termination Date, or approximately $4,808;

•	severance pay equal to 12 months’ base salary, or $250,000; and

•
reimbursement for certain COBRA payments for a period of 12 months following the Koeppen Termination Date and an amount equal to employer contributions to our retirement plan for one year following the Koeppen Termination Date, assuming he contributed the maximum amount to such plan, which amount to a payment of $25,000 in accordance with the limits placed on these payments by the terms of the Koeppen Employment Agreement.

DIRECTOR COMPENSATION

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the role of the directors, amount of time that directors expend in fulfilling their duties and the expertise required of Board members.

For the year ended December 31, 2008, each non-employee member of our Board received fees as follows: $20,000 annual retainer for each director; $5,000 annual retainer for each committee chair, however, the chairman of our Audit Committee will receive a $10,000 annual retainer fee and each member of our Audit Committee, other than the chairman, will receive an additional $5,000 annual retainer fee; $2,000 per meeting of our Board attended in person; $350 per each meeting of our Board attended by teleconference; $1,000 for each committee meeting attended in person and not held on the day of a Board meeting; and $350 for each committee meeting that is attended by teleconference and not held on the day of a Board meeting. Additionally, the Chairman of the Board received an additional $20,000 annual retainer (if the Chairman of the Board is a non-employee director).

In November 2004, our Board approved our 2004 Plan pursuant to which each non-employee director will automatically receive an option to purchase 25,000 shares of our common stock upon his or her appointment to our Board. In April 2005, our Board modified the initial grant to new non-employee directors under our 2004 Plan. Each newly elected non-employee director has the choice of receiving: (1) no shares of restricted stock and an option to purchase 25,000 shares; (2) 1,000 shares of restricted stock and an option to purchase 22,000 shares; (3) 2,000 shares of restricted stock and an option to purchase 19,000 shares; or (4) 3,000 shares of restricted stock and an option to purchase 16,000 shares. The stock options and restricted stock vest during the period of, and subject to, the non-employee director’s continued service as a director.

Prior to February 2006, each non-employee director would automatically receive an annual grant of an option to purchase 10,000 shares of our common stock at each year’s annual meeting after which he or she continues to serve as a director. In February 2006, our Board modified the annual stock grant granted to each non-employee director for continued service on our Board. As modified, each non-employee director receives, at each year’s annual meeting of stockholders: (1) an option to purchase 7,000 shares of our common stock and (2) 7,000 shares of our restricted common stock. The stock options and the restricted stock granted to non-employee directors vest as our Board determines, subject to the non-employee director’s continued service as a director.

DIRECTOR COMPENSATION TABLE(1)

The table below summarizes the compensation paid to non-employee directors for the fiscal year ended December 31, 2008. Directors who are employees receive no additional compensation for Board service.

Name	Fees Earned or Paid in Cash ($) (3)	Stock Awards ($) (4)	Option Awards ($) (5)	Total ($)
Shawn F. O’Donnell (2)	$28,024	$15,983	$25,342	$69,349
Jose A. Cecin, Jr. (6)	$7,904	$377	$933	$9,214
William M. Freeman (2)	—	—	—	—

Name	Fees Earned or Paid in Cash ($) (3)	Stock Awards ($) (4)	Option Awards ($) (5)		Total ($)
Stanley Kreitman	$40,455	$19,920	$21,919		$82,294
John B. Penney, Jr.	$44,641	$17,822	$30,351		$92,814
Jill Thoerle	$41,000	$21,887	$20,208		$83,095
Michael J. Ruane (7)	$50,800	$27,695	$11,081		$89,576
Roger H. Moore (7)	—	—	—		—
Michael J. Donahue (7)	$22,854	$14,897	$21,178		$61,929
Robert C. Atkinson (7)	$22,835	$17,545	$5,560		$45,940
Alex Mashinsky (7)	$37,100	$18,996	$167,680	(8)	$223,776	(8)

(1)
We do not maintain any non-equity incentive plans, pension plans or non-qualified deferred compensation plans. None of our directors received any other compensation other than what is listed above or in the Summary Compensation Table.  David C. Reymann was appointed to our Board in January 2009 and Robert M. Pons was appointed to our Board in April 2009 and, therefore, Messrs. Reymann and Pons are not included in this table.

(2)
Mr. O’Donnell was appointed our Chief Executive Officer and President in September 2008. Until his appointment as our Chief Executive Officer and President, Mr. O’Donnell was paid for his services as a director in accordance with our director compensation program. Mr. O’Donnell only received compensation as a director prior to his appointment as Chief Executive Officer and President. This table includes all director fees and equity awards received by Mr. O’Donnell during 2008 for his service as a director prior to his appointment as our Chief Executive Officer and President. For more information on the compensation, including the value of stock options, that Mr. O’Donnell received for his service as our Chief Executive Officer and President during 2008, please see the section entitled “Executive Compensation—Summary Compensation” beginning on page 23 of this Amendment No. 1. Mr. Freeman served as our Chief Executive Officer and President from November 2007 until September 2008. Mr. Freeman did not receive any compensation for his services as a director in 2008. Mr. Freeman’s compensation for serving as our Chief Executive Officer and President is set forth in the Summary Compensation Table beginning on page 23 of this Amendment No. 1.

(3)	Total reflects fees and retainers earned.
(4)
Amount listed reflects the dollar amount recognized for financial statement reporting purposes in 2008 in accordance with SFAS No. 123R of restricted stock awards and thus includes amounts from restricted stock awards granted in and prior to 2008. Information related to the financial reporting of restricted stock is presented in Footnote 10 to our Consolidated Financial Statements presented in our Original Filing.

(5)
Amount listed reflects the dollar amount recognized for financial statement reporting purposes in 2008 in accordance with SFAS No. 123R of stock option awards and thus includes amounts from stock option awards granted in and prior to 2008.  Information related to the financial reporting of stock options are presented in Footnote 10 to our Consolidated Financial Statements presented in our Original Filing.

(6)	Mr. Cecin was appointed to our Board in November 2008.
(7)
Mr. Ruane resigned from our Board in April 2009.  Mr. Moore resigned from our Board in January 2008.  Mr. Donahue resigned from our Board in August 2008.  Mr. Atkinson retired from our Board in June 2008.  Mr. Mashinsky resigned from our Board in March 2009.

(8)
Includes $142,623 for the value of stock options granted to Mr. Mashinsky in exchange for consulting services pursuant to our Settlement and Standstill Agreement, dated as of July 13, 2007 with Alex Mashinsky and Governing Dynamics Investments, LLC and pursuant to an extension in February 2008 of the term of the consulting services.

The following table sets forth information with respect to our non-employee directors concerning outstanding stock option awards and unvested restricted stock awards as of December 31, 2008. The information in this table reflects adjustments made to certain grants of stock options in connection with the special one-time cash payment of $0.40 per share paid by the Company on March 28, 2008.

Name (1)	Grant Date	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Option Exercise Price ($)	Number of Shares or Units of Stock That Have Not Vested (#)	Grant Date Fair Value of Stock and Option Award ($) (2)
Jose A. Cecin, Jr.	11/4/2008	—	—	—	3,000	$2.89
	11/4/2008	—	16,000	$2.89	—	$1.34
Stanley Kreitman	6/19/2008	—	7,000	$3.69	—	$1.64
	6/19/2008	—	—	—	7,000	$3.74
	8/21/2007	7,633	—	4.73	—	$2.16
	8/21/2007	—	—	—	4,666	$5.15
	7/13/2007	8,362	12,087	$5.41	—	$2.75
	7/13/2007	—	—	—	1,333	$5.89
John B. Penney	11/16/2006	15,992	7,998	$5.07	—	$2.41
	11/16/2006	—	—	—	333	$5.51
	8/21/2007	—	—	—	4,666	$5.15
	8/21/2007	7,663	—	$4.73	—	$2.16
	6/19/2008	—	7,000	$3.69	—	$1.64
	6/19/2008	—	—	—	7,000	$3.74
Michael J. Ruane	6/15/2005	10,904	—	$11.01	—	$1.57
	6/15/2006	7,633	—	$4.61	—	$2.16
	6/15/2006	—	—	—	2,333	$5.01
	8/21/2007	—	—	—	4,666	$5.15
	8/21/2007	7,633	—	$4.73	—	$2.16
	6/19/2008	—	7,000	$3.69	—	$1.64
	6/19/2008	—	—	—	7,000	$3.74
Jill Thoerle	7/13/2007	—	—	—	2,000	$5.89
	7/13/2007	7,269	10,178	$5.41	—	$2.52
	8/21/2007	—	—	—	4,666	$5.15
	8/21/2007	7,633	—	$4.73	—	$2.16
	6/19/2008	—	7,000	$3.69	—	$1.64
	6/19/2008	—	—	—	7,000	$3.74
Alex Mashinsky	8/3/2006	15,539	5,180	$4.15	—	$2.03
	8/3/2006	—	—	—	501	$4.51
	7/13/2007	54,524	—	$5.40	—	$3.45
	8/21/2007	7,633	—	$4.73	—	$2.16
	8/21/2007	—	—	—	4,666	$5.15
	2/7/2008	54,524	—	$4.99	—	$2.93
	6/19/2008	—	7,000	$3.69	—	$1.64
	6/19/2008	—	—	—	7,000	$3.74

______________
(1)
Messrs. Atkinson, Donahue and Moore are not included in the table above because they did not have outstanding stock option awards and stock awards as of December 31, 2008.  Messrs. O’Donnell and Freeman are not included in the table above because their equity ownership is set forth in the tables above relating to compensation of our named executive officers.  Mr. O’Donnell was appointed our Chief Executive Officer and President in September 2008. Mr. O’Donnell also served as a director in 2008.  Mr. O’Donnell’s equity ownership, including with respect to grants received by Mr. O’Donnell for his service as a director, is included in the section entitled “Executive Compensation—Outstanding Equity Awards at Fiscal Year End 2008” beginning on page 30 of this Amendment No. 1.  Mr. Freeman served as our Chief Executive Officer and President from November 2007 until September 2008.  Mr. Freeman received no equity awards in 2008 for his service as a director.  Information regarding Mr. Freeman’s equity ownership is included in the section entitled “Executive Compensation—Outstanding Equity Awards at Fiscal Year End 2008” beginning on page 30 of this Amendment No. 1.

(2)
The amounts included in this column represent the full grant date fair value of the awards computed in accordance with SFAS No. 123R. Information related to the financial reporting of restricted stock is presented in Footnote 10 to our Consolidated Financial Statements presented in our Original Filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2008 concerning the number of shares of our common stock issuable under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants And Rights (b)		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)
Equity compensation plans approved by security holders (1)	4,183,498	(2)	$6.23	(3)	1,388,988	(4)
Equity compensation plans not approved by security holders	0		$0		0
Total	4,183,498	(2)	$6.23	(3)	1,388,988	(4)
___________________
(1)	Consists of the Amended and Restated 1997 Stock Incentive Plan, as amended (the “1997 Plan”), and the 2004 Plan.
(2)
The amount shown includes 199,244 performance shares, which is the maximum number of shares available under our 2006 Performance Share Awards upon attainment of corporate performance metrics of the Company.  Our 2006 Performance Share Awards are described in detail in the section entitled “Compensation Discussion and Analysis—Long Term Incentive Compensation—2006 Performance Share Awards” earlier in this Amendment No. 1.  Our Compensation Committee determined in February 2008 and February 2009 that, based on the Company’s performance, none of the 199,244 performance shares available under our 2006 Performance Share Awards vested.  Our 2006 Performance Share Awards expired with no shares granted to our executives.  The amount shown also includes 53,000 performance shares, which is the maximum number of shares available under the 2008 Performance Share Awards upon attainment of corporate performance metrics of the Company.  The 2008 Performance Share Awards are described in detail in the section entitled “Compensation Discussion and Analysis—Long Term Incentive Compensation—2008 Performance Share Awards” earlier in this Amendment No. 1.  In February 2009, our Compensation Committee determined that, based on the Company’s performance, certain of our executives were entitled to a grant of restricted stock equal to 27.1% of the target number or shares of restricted common stock that could be earned pursuant to the 2008 Performance Share Awards.  A total of 11,382 shares of restricted common stock were granted to our executives under the 2008 Performance Share Awards out of an aggregate of 53,000 shares available under the 2008 Performance Share Awards upon the attainment of corporate performance metrics of the Company.

(3)	Reflects the weighted average exercise price of stock options and stock appreciation rights.
(4)	Represents 1,388,988 shares of our common stock available for future issuance under our 2004 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unless otherwise stated, the following table sets forth certain information as of April 9, 2009 with respect to holdings of our common stock by (1) each person known by us to beneficially own more than 5% of the total number of shares of each class of common stock outstanding as of such date, (2) each of our directors, (3) each of our named executive officers and (4) all of our directors and executive officers as a group. This information is based upon information furnished to us by each such person and/or based upon public filings with the Securities and Exchange Commission. Unless otherwise indicated, the address for the individuals below is our address.

The number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of April 9, 2009 through the exercise of any warrant, stock option or other right.Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Holders of more than 5% of our voting securities:

Karen Singer	4,590,714	(2)	20.7%
212 Vaccaro Drive
Cresskill, New Jersey 07626

Canton Holdings, L.L.C. and related entities	1,144,442	(3)	5.2%
1360 Peachtree Street, NE
Atlanta, Georgia 30309

Greywolf Advisors LLC and related entities	1,244,723	(4)	5.6%
4 Manhattanville Road, Suite 201
Purchase, New York 10577

Lampe, Conway &Co., LLC and related entities	2,247,480	(5)	10.1%
680 Fifth Avenue, 12th Floor
New York, New York 10019

Lloyd I. Miller, III and related entities	1,504,243	(6)	6.8%
4550 Gordon Drive
Naples, Florida 34102

Directors and Executive Officers:
Shawn F. O’Donnell	30,938	(7)	*
John B. Wynne, Jr.	137,758	(8)	*
W. Terrell Wingfield, Jr.	141,601	(9)	*
Steven Heap	208,355	(10)	*
Dan Powdermaker	—		—
William M. Freeman	153,350	(11)	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Jose A. Cecin, Jr.	3,000	(12)	*
Stanley Kreitman	35,718	(13)	*
John B. Penney	42,624	(14)	*
Robert M. Pons	—		—
David C. Reymann	—		—
Jill Thoerle	36,610	(15)	*
Curt R. Koeppen	—		—
Peter P. Sach	—		—
All directors and executive officers as a group (12 persons)	789,954	(16)	3.5%
_____________________
*	Represents beneficial ownership of less than one percent of common stock.
(1)
Our calculation of the percentage of shares beneficially owned by our directors and executive officers is based upon the number of shares of our common stock outstanding as of April 9, 2009 (22,162,623), plus for each listed beneficial owner, any shares of common stock that the listed beneficial owner has the right to acquire within 60 days of April 9, 2009. The percentage of shares beneficially owned by holders of 5% or more of our voting securities is based on the information in the applicable filings with the Securities and Exchange Commission.

(2)
Based on information set forth in the Form 4 filed with the Securities and Exchange Commission under the Exchange Act on April 14, 2009. Ms. Singer has sole dispositive and voting power with respect to the shares as the trustee of the Singer Children’s Management Trust.

(3)
Based on information set forth in Schedule 13G filed with the Securities and Exchange Commission under the Exchange Act on March 27, 2009. Consists of (a) 1,111,942 shares of common stock held by Canton Holdings, L.L.C. (“Canton”), as the investment manager to certain private investment funds, and Archer Capital Management, L.P., as the general partner of Canton (“Archer” and together with Canton, the “Canton Funds”) and (b) 32,500 shares of common stock held by Eric J. Edidin. Mr. Edidin and Joshua Lobel, as principals of Canton, may be deemed to be the beneficial owners of all such shares owned by the Canton Funds and have the power to vote and dispose of the shares held by the Canton Funds.

(4)
Based on information set forth in Amendment No. 2 to Schedule 13D filed with the Securities and Exchange Commission under the Exchange Act on January 22, 2009. Consists of (a) 409,071 shares of common stock held directly by Greywolf Capital Partners II LP (“Greywolf Capital II”) and (b) 835,652 shares of common stock held by Greywolf Capital Overseas Master Fund (“Greywolf Overseas” and together with Greywolf Capital II, the “Greywolf Funds”). Greywolf Advisors LLC (the “General Partner”), as general partner to Greywolf Capital II, may be deemed to be the beneficial owner of all such shares owned by Greywolf Capital II. Greywolf Capital Management LP (the “Investment Manager”), as investment manager of the Greywolf Funds, may be deemed to be the beneficial owner of all such shares owned by the Greywolf Funds. Greywolf GP LLC (the “Investment Manager General Partner”), as general partner of the Investment Manager, may be deemed to be the beneficial owner of all such shares owned by the Greywolf Funds. Jonathan Savitz, as the senior managing member of the General Partner and as the sole managing member of the Investment Manager General Partner, may be deemed to be the beneficial owner of all such shares owned by the Greywolf Funds. Each of the General Partner, the Investment Manager, the Investment Manager General Partner and Mr. Savitz have disclaimed any beneficial ownership of any such shares. The address for Greywolf Overseas is Queensgate House, South Church Street, P.O. Box 1234, George Town, Grand Cayman.

(5)
Based on information set forth in Amendment No. 1 to the Schedule 13D filed with the Securities and Exchange Commission under the Exchange Act on June 3, 2008. Consists of (a) 2,044,055 shares of common stock held directly by LC Capital Master Fund, Ltd. (“LC Capital”) and (b) 203,425 shares of common stock held directly by LC Capital / Capital Z SPV, LP (“LC SPV” and together with LC Capital, the “LC Funds”).  Lampe, Conway & Co., LLC (“LC&C”), as investment manager to LC Funds, may be deemed to be the beneficial owner of all such shares owned by the LC Funds.  Steven G. Lampe and Richard F. Conway, as the sole managing members of LC&C, may be deemed to be the beneficial owners of all such shares owned by the LC Funds.  Each of LC&C, Mr. Lampe and Mr. Conway have disclaimed any beneficial ownership of any such shares.

(6)
Based on information set forth in Schedule 13G filed with the Securities and Exchange Commission under the Exchange Act on January 23, 2009.  Consists of (a) 615,434 shares of common stock held either directly by Mr. Miller or by Mr. Miller in his capacity as the manager of a limited liability company that is the general partner of a certain limited partnership and (b) 888,809 shares of common stock held by Mr. Miller in his capacity as an investment advisor to the trustee of certain family trusts with respect to which Mr. Miller has shared voting and investment power.

(7)
Consists of (a) 4,667 shares of unvested restricted common stock; (b) 23,938 shares of common stock which Mr. O’Donnell has the right to acquire within 60 days of April 9, 2009; and (c) 2,333 shares of common stock held by Mr. O’Donnell.

(8)
Consists of (a) 2,710 shares of unvested restricted common stock; (b) 123,382 shares of common stock which Mr. Wynne has the right to acquire within 60 days of April 9, 2009; and (c) 11,666 shares of common stock held by Mr. Wynne. Such amount does not include 11,927 stock appreciation rights, which are exercisable within 60 days of April 9, 2009; however, based on the closing price of our common stock on April 9, 2009, none of these stock appreciation rights are currently exercisable.

(9)
Consists of (a) 2,530 shares of unvested restricted common stock; (b) 127,358 shares of common stock which Mr. Wingfield has the right to acquire within 60 days of April 9, 2009; and (c) 11,713 shares of common stock held by Mr. Wingfield. Such amount does not include 10,904 stock appreciation rights, which are exercisable within 60 days of April 9, 2009; however, based on the closing price of our common stock on April 9, 2009, none of these stock appreciation rights are currently exercisable.

(10)
Consists of (a) 2,349 shares of unvested restricted common stock; (b) 180,548 shares of common stock which Mr. Heap has the right to acquire within 60 days of April 9, 2009; and (c) 25,458 shares of common stock held by Mr. Heap. Such amount does not include 10,564 stock appreciation rights, which are exercisable within 60 days of April 9, 2009; however, based on the closing price of our common stock on April 9, 2009, none of these stock appreciation rights are currently exercisable.

(11)
Consists of 153,350 shares of common stock which Mr. Freeman has the right to acquire within 60 days of April 9, 2009. Such amount does not include 14,028 stock appreciation rights, which are exercisable within 60 days of April 9, 2009; however, based on the closing price of our common stock on April 9, 2009, none of these stock appreciation rights are currently exercisable.

(12)	Consists of 3,000 shares of unvested restricted common stock.
(13)
Consists of (a) 12,999 shares of unvested restricted common stock; (b) 19,718 shares of common stock which Mr. Kretiman has the right to acquire within 60 days of April 9, 2009; and (c) 3,001 shares of common stock held by Mr. Kreitman.

(14)
Consists of (a) 11,999 shares of unvested restricted common stock; (b) 27,624 shares of common stock which Mr. Penney has the right to acquire within 60 days of April 9, 2009; and (c) 3,001 shares of common stock held by Mr. Penney.

(15)
Consists of (a) 13,666 shares of unvested restricted common stock; (b) 17,810 shares of common stock which Ms. Thoerle has the right to acquire within 60 days of April 9, 2009; and (c) 5,134 shares of common stock held by Ms. Thoerle.

(16)	See footnotes 7 through 15 above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In February 2008, we agreed to extend the term of the consulting agreement contained in our Settlement and Standstill Agreement dated July 13, 2007 (the “Mashinsky Agreement”) with Governing Dynamics Investments, LLC and Alex Mashinsky, a member of our Board at the time, for an additional six months.  In exchange for additional consulting services provided by Mr. Mashinsky under the extended consulting agreement, we granted Mr. Mashinsky a stock option to purchase 54,524 shares of our common stock at an exercise price of $4.99 per share (adjusted to reflect the special one-time cash payment of $0.40 per share paid by the Company on March 28, 2008).  Such stock option vested over the six month term of the consulting arrangement, beginning on February 29, 2008.  As of February 29, 2008, the date of grant, this stock option was valued at $272,075, as adjusted to reflect the special one-time cash payment of $0.40 per share paid by the Company on March 28, 2008.  The extension to the consulting agreement contained in the Mashinsky Agreement was approved by our Board (with Mr. Mashinsky abstaining).  For more information regarding the extension to our consulting agreement with Mr. Mashinsky, please see the Current Report on Form 8-K we filed with the Securities and Exchange Commission on February 11, 2008.

On March 1, 2009, Mr. Mashinsky resigned from our Board. We engaged Mr. Mashinsky to serve as a consultant to the Company pursuant to a Consulting Agreement, dated as of March 4, 2009 (the “Consulting Agreement”), among the Company, the Alex Mashinsky 2001 GRAT (the “Consultant”) and Mr. Mashinsky.  The Consulting Agreement was approved by our Board.  Under the terms of the Consulting Agreement, Mr. Mashinsky, on behalf of the Consultant, agreed to provide advisory and consulting services to the Company for a period of six months beginning on March 4, 2009.  As compensation for the advisory and consulting services, on March 4, 2009, we granted to the Consultant a stock option to purchase 100,000 shares of our common stock at an exercise price of $1.50 per share, which represents the closing price per share of our common stock on the NASDAQ Global Market on March 4, 2009.  The stock option vests during the six-month term of the Consulting Agreement at a rate of 16.66% on the final day of each month, beginning on April 30, 2009 and ending on September 30, 2009.  For more information regarding the Consulting Agreement, please see the Current Report on Form 8-K we filed with the Securities and Exchange Commission on March 5, 2009.

On May 30, 2008, we entered into a Stock Ownership Agreement (the “Stock Ownership Agreement”) with the Singer Children’s Management Trust (the “Trust”), Gary Singer and Karen Singer (collectively, the “Singer Entities”).  The Stock Ownership Agreement was approved by our Board.  Under the Stock Ownership Agreement, for purposes of Section 203 of the Delaware General Corporation Law (“Section 203”), we agreed that the Trust may purchase up to 18% of our outstanding voting stock through open market purchases, privately negotiated transactions or otherwise.  The Stock Ownership Agreement also provides that if at any time during the three year period from the date of the Stock Ownership Agreement, the Singer Entities become the owner of 18% or more of our outstanding voting stock, the Singer Entities will not be able to engage in any “business combination” (as defined in Section 203) with us for a period of three years following the date on which the Singer Entities become an owner of 18% or more of our outstanding voting stock.  For more information regarding the Stock Ownership Agreement, please see the Current Report on Form 8-K we filed with the Securities and Exchange Commission on June 10, 2008.

On December 19, 2008, we entered into an Amended and Restated Stock Ownership Agreement (the “Amended Stock Ownership Agreement”) with the Singer Entities.  The Amended Stock Ownership Agreement was approved by a committee of disinterested members of our Board representing a majority of our full Board of Directors.  Under the Amended Stock Ownership Agreement, for purposes of Section 203, we agreed that the Trust may purchase up to 5,141,608 shares of our outstanding voting stock (the “Share Limit”).  The Amended Stock Ownership Agreement also provides that if at any time during the three year period from the date of the Amended Stock Ownership Agreement, the Singer Entities become the owner of shares of voting stock exceeding the Share Limit, the Singer Entities will not be able to engage in any “business combination” (as defined in Section 203) with us for a period of three years following the date on which the Singer Entities exceeded the Share Limit.  For more information regarding the Amended Stock Ownership Agreement, please see the Current Report on Form 8-K we filed with the Securities and Exchange Commission on December 19, 2008.

POLICIES AND PROCEDURES FOR RELATED PARTY TRANSACTIONS

All transactions involving directors and executive officers are reviewed on an ongoing basis by our Board or our Audit Committee, and all such transactions must be approved by either our Board or our Audit Committee.  The purpose of the review is to determine that such transactions are conducted on terms not materially less favorable than what would be usual and customary in transactions between unrelated persons and, in the case of transactions involving directors, to determine whether such transactions affect the independence of a director in accordance with the relevant rules and standards issued by the Securities and Exchange Commission and the NASDAQ Marketplace Rules.  We do not maintain a formal written policy concerning the aforementioned procedures. Our Audit Committee Charter and Code of Ethics each provide guidance on business relations between us and our directors, officers and employees.

DIRECTOR INDEPENDENCE

We operate within a comprehensive plan of corporate governance for the purpose of defining director independence, assigning Board responsibilities, setting high standards of professional and personal conduct for directors, officers, and employees and assuring compliance with such responsibilities and standards. We regularly monitor developments in the area of corporate governance.

Our Board determined that each of the following individuals that was serving on our Board as of the end of fiscal year 2008, constituting five of our eight directors at that time, was an “independent director” as such term is defined in the NASDAQ Marketplace Rules:  Messrs. Kreitman, Cecin, Penney and Ruane and Ms. Thoerle.  Our Board further determined that, as of the date of their respective appointments to our Board in fiscal year 2009, each of Messrs. Reymann and Pons is an “independent director” as such term is defined in the NASDAQ Marketplace Rules.  Our Board also has determined that each member of our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee meets the independence requirements applicable to those committees as prescribed by NASDAQ, the Securities and Exchange Commission, the Internal Revenue Service and applicable committee charters. Our Board has further determined that Mr. Reymann, who serves on our Audit Committee, is an “audit committee financial expert” under the Exchange Act.

Independent directors of the Company meet in executive sessions outside the presence of management. Currently, the presiding director for these meetings is Mr. Penney.

Item 14. Principal Accountant Fees and Services

AUDIT FEES AND ALL OTHER FEES

Our Board has selected the accounting firm of Ernst & Young LLP, an independent registered public accounting firm, to serve as our independent auditors for the 2008 fiscal year. Fees paid to Ernst & Young LLP for each of the last two fiscal years are listed in the following table:

Year Ended December 31,	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
2008	$870,019	—	—	—
2007	$1,019,400	—	—	—

Audit Fees

Audit fees include fees for professional services rendered for the audit of our annual financial statements and review of our financial statements on a quarterly basis.

Audit-Related Fees

There were no fees billed in fiscal year 2008 or 2007 for professional services rendered by Ernst & Young LLP for audit-related services.

Tax Fees

There were no fees billed in fiscal year 2008 or 2007 for professional services rendered by Ernst & Young LLP for tax services.

All Other Fees

There were no fees billed in fiscal year 2008 or 2007 for professional services rendered by Ernst & Young LLP for products and services that are not disclosed above.

AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm unless an exception to such pre-approval exists under the Exchange Act or the rules of the Securities and Exchange Commission. These services may include audit services, audit-related services, tax services and other services. Each year, the Audit Committee approves the appointment of the independent registered public accounting firm to audit our financial statements, including the associated fee. Of the services described in the section of this Amendment No. 1 entitled “Audit Fees and All Other Fees,” 100% of such services were approved by the Audit Committee. The Audit Committee has considered whether the provisions of such services, including non-audit services, by Ernst & Young LLP is compatible with maintaining Ernst & Young LLP’s independence and has concluded that it is.

PART IV

Item 15. Exhibits, Financial Statements, and Financial Statement Schedule

(a)(1)     Consolidated Financial Statements.

Previously filed.

(a)(2)     Consolidated Financial Statement Schedule.

Previously filed.

(a)(3)     Exhibits.

Reference is made to the Index to Exhibits on Page 54.

Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of April, 2009.

ARBINET-THEXCHANGE, INC.

By:	/s/ Shawn F. O’Donnell
Shawn F. O’Donnell, President,
Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Shawn F. O’Donnell and W. Terrell Wingfield, Jr. such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K, and to file this Amendment No. 1 to the Annual Report on Form 10-K, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shawn F. O’Donnell	President, Chief Executive Officer and Director	April 29, 2009
Shawn F. O’Donnell	(Principal Executive Officer)

/s/ John B. Wynne, Jr.	Chief Financial Officer	April 29, 2009
John B. Wynne, Jr.	(Principal Financial and Accounting Officer)

/s/ Jose A. Cecin, Jr.	Director	April 29, 2009
Jose A. Cecin, Jr.

/s/ William M. Freeman	Director and Chairman of the Board of Directors	April 29, 2009
William M. Freeman

/s/ Stanley C. Kreitman	Director	April 29, 2009
Stanley C. Kreitman

/s/ John B. Penney	Director	April 29, 2009
John B. Penney

/s/ David C. Reymann	Director	April 29, 2009
David C. Reymann

/s/ Robert M. Pons	Director	April 29, 2009
Robert M. Pons

/s/ Jill Thoerle	Director	April 29, 2009
Jill Thoerle

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

Exhibit No.	Description of Exhibit

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

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2009).

23.1	Consent of Ernst & Young LLP (Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2009).

Exhibit No.	Description of Exhibit

24.1**	Power of Attorney (included on signature page hereto).

31.1**	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2**	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1
Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer) (Incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2009).

32.2
Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer) (Incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2009).

*	A management contract and compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
†	Confidential treatment has been requested and granted for a portion of this exhibit.
**	Filed herewith.