Form 10-Q
period 2009-03-31
ARBINET THEXCHANGE INC
filed 2009-05-11
CIK 1136655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No:   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No:   ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of May 1, 2009:

Class	Number of Shares
Common Stock, par value $0.001 per share	22,026,280

 ARBINET-THEXCHANGE, INC.

TABLE OF CONTENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding anticipated future revenues, growth, capital expenditures, management’s future expansion plans, expected product and service developments or enhancements, and future operating results.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as: “believes,” “expects,” “may,” “will,” “should,” “seeks,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  Various important risks and uncertainties may cause our actual results to differ materially from the results indicated by these forward-looking statements, including, without limitation: members (in particular, significant trading members) not trading on our exchange or utilizing our new and additional services (including DirectAxcess SM, PrivateExchange SM and Peering Solutions SM); continued volatility in the volume and mix of trading activity; our uncertain and long member enrollment cycle; the failure to manage our credit risk; failure to manage our growth; pricing pressure; investment in our management team and investments in our personnel; regulatory uncertainty; system failures, human error and security breaches that could cause us to lose members and expose us to liability; our ability to obtain and enforce patent protection for our methods and technologies; losses in efficiency due to cost cutting and restructuring initiatives; decreased trading volumes due to our efforts to increase call quality on our exchange; economic conditions and volatility of financial markets, decreased availability of credit to us or buyers on our exchange, and the impact they may have on us and our members; and disruption or uncertainty resulting from recent changes in senior management.  For a further list and description of the risks and uncertainties we face, please refer to Part I, Item 1A of the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2009, and other filings that have been filed with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise and such statements are current only as of the date they are made.

ii

PART I. FINANCIAL INFORMATION

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2008	March 31, 2009
	($ in thousands, except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$16,224	$17,830
Marketable securities	7,926	5,070
Trade accounts receivable (net of allowance of $2,071 and $2,381 at December 31, 2008 and March 31, 2009, respectively)	28,176	24,326
Prepaids and other current assets	3,476	3,104
Total current assets	55,802	50,330
Property and equipment, net	20,868	19,961
Security deposits	2,130	2,130
Intangible assets, net	163	153
Other assets	395	371
Total Assets	$79,358	$72,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to Silicon Valley Bank	$371	$427
Accounts payable	12,924	10,773
Deferred revenue	2,770	1,987
Accrued and other current liabilities	7,552	6,760
Current liabilities of discontinued operations	473	241
Total current liabilities	24,090	20,188
Long-term debt	3,600	3,600
Deferred rent	1,862	1,985
Other long-term liabilities	61	63
Total liabilities	29,613	25,836
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 26,538,245 and 26,666,463 shares issued and outstanding, respectively	27	27
Additional paid-in-capital	173,867	174,412
Treasury stock, 3,988,819 and 4,534,331 shares, respectively	(15,852)	(16,779)
Accumulated other comprehensive gain	3,576	3,809
Accumulated deficit	(111,873)	(114,360)
Total Stockholders’ Equity	49,745	47,109
Total Liabilities and Stockholders’ Equity	$79,358	$72,945

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2009
	($ in thousands, except per share data)
Trading revenues	$112,442	$77,853
Fee revenues	12,730	9,247
Total revenues	125,172	87,100

Cost of trading revenues	112,470	78,088
Indirect cost of trading and fee revenues	5,253	4,890
Total cost of trading and fee revenues	117,723	82,978

Gross Profit	7,449	4,122

Costs and expenses:
Sales and marketing	2,211	1,817
General and administrative	3,386	2,598
Depreciation and amortization	1,830	1,791
Total operating expenses	7,427	6,206

Income (loss) from operations	22	(2,084)
Interest income	418	60
Interest expense	(166)	(151)
Foreign currency exchange loss	(27)	(383)
Other income (expense), net	56	110
Income (loss) from continuing operations before income taxes	303	(2,448)
Provision for income taxes	81	39
Income (loss) from continuing operations	222	(2,487)
Discontinued operations:
Loss from discontinued operations, net of income tax of $11 and $0 for the three months ended March 31, 2008 and 2009, respectively	(672)	-
Net loss	$(450)	$(2,487)
Basic net income (loss) per share:
Continuing operations	$0.01	$(0.11)
Discontinued operations	$(0.03)	$-
Net loss	$(0.02)	$(0.11)
Diluted net income (loss) per share:
Continuing operations	$0.01	$(0.11)
Discontinued operations	$(0.03)	$-
Net loss	$(0.02)	$(0.11)
Dividends declared per common share	$0.40	$-
Weighted average shares used in computing basic	24,918,630	22,040,824
net income (loss) per share
Weighted average shares used in computing diluted
net income (loss) per share	25,461,557	22,040,824
Other comprehensive loss:
Net loss	(450)	(2,487)
Cumulative unrealized gain in available-for-sale securities	13	8
Foreign currency translation adjustment	11	(241)
Comprehensive loss	$(426)	$(2,720)

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2009
(Unaudited)
	Three Months Ended March 31,
	2008	2009
	($ in thousands)
Cash flows from operating activities:
Net loss	$(450)	$(2,487)
Loss from discontinued operations	(672)	-
Income (loss) from continuing operations	222	(2,487)

Adjustments to reconcile loss from continuing operations to net cash (used in) provided by continuing operating activities:
Depreciation and amortization	1,830	1,791
Stock-based compensation expense	872	521
Foreign currency exchange (gain) loss	27	383
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,654)	3,881
Other current assets, security deposits and other assets	(1,830)	361
Accounts payable	(922)	(2,124)
Deferred revenue, accrued expenses and other current liabilities	(1,081)	(1,639)
Other long-term liabilities	(617)	124
Net cash (used in)/provided by operating activities – continuing operations	(4,153)	811
Net cash (used in) discontinued operations	(501)	(232)

Cash flows from investing activities:
Purchases of property and equipment	(984)	(903)
Purchases of marketable securities	(7,017)	(1,151)
Proceeds from sales and maturities of marketable securities	14,800	4,000
Net cash provided by investing activities	6,799	1,946
Net cash (used in) discontinued investing activities	(216)	-

Cash flows from financing activities:
Special cash distribution	(10,351)	-
Advances from Silicon Valley Bank	368	56
Issuance of common stock, net of costs (proceeds from exercise of stock options)	61	24
Purchase of treasury shares	(1,781)	(927)
Principal payments on notes payable	(418)	-
Net payments on obligations under capital leases	(5)	-
Net cash (used) in financing activities	(12,126)	(847)
Effect of foreign exchange rate changes on cash	(6)	(72)
Net (decrease)/increase in cash and cash equivalents	(10,203)	1,606
Cash and cash equivalents, beginning of year	28,556	16,224
Cash and cash equivalents of discontinued operations, end of period	(97)	-
Cash and cash equivalents, end of period	$18,256	$17,830

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET-THEXCHANGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Arbinet-thexchange, Inc. (“Arbinet” or the “Company”) and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all adjustments (consisting of normal, recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Reclassifications

The Company reclassified “Operating and development costs” from “Costs and expenses” to “Indirect cost of trading and fee revenues” in 2008 to conform to the current period’s presentation in the consolidated statements of operations.

Effects of Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), a replacement of SFAS No. 141. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date.  The Company adopted SFAS 141R effective January 1, 2009 and it applies to all business combinations prospectively from that date. The impact of SFAS 141R on the consolidated financial statements will depend upon the nature, terms and size of acquisitions consummated in the future, if any.

In April 2009, the FASB issued Staff Position No. FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). This FSP amends the accounting in SFAS 141R for assets and liabilities arising from contingencies in a business combination. FSP 141R-1 requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement is based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company adopted FSP 141(R)-1 as of January 1, 2009 in connection with the adoption of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the results of operations. SFAS 160 clarifies that changes in parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The Company adopted SFAS 160 on January 1, 2009 but the adoption did not have a material effect on the consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 removes the requirement under SFAS No. 142, “Goodwill and Other Intangible Assets,” to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The Company adopted FSP 142-3 effective January 1, 2009 on a prospective basis.

Effects of Recently Issued Accounting Pronouncements

In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) in order to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

•
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

•
FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

•
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

The Company will adopt these FSPs effective June 30, 2009. The adoption of these FSPs is not expected to have a material effect on our financial condition or results of operations, but will expand the disclosures in our future filings.

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. We adopted FAS 157 for financial assets and liabilities effective January 1, 2008 and for non financial assets and liabilities effective January 1, 2009. The adoption of FAS 157, which primarily affects the valuation of derivative contracts, did not have a material effect on our financial condition or results of operations.

Fair Value Measurements

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. The Company adopted SFAS 157 for financial assets and liabilities effective January 1, 2008 and for non financial assets and liabilities effective January 1, 2009. The adoption of SFAS 157, which primarily affected the valuation of cash equivalents and marketable securities, did not have a material effect on our financial condition or results of operations.

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

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The following table presents assets measured at fair value on a recurring basis as of March 31, 2009 by SFAS 157 valuation hierarchy:

	Level 1	Level 2	Level 3	Carrying Value
Cash equivalents (1)	$8,249	—	—	$8,249
Marketable securities (2)	$5,070	—	—	$5,070

(1)	Cash equivalents consist of money market funds.
(2)	Marketable securities primarily consist of commercial paper, corporate bonds, and US government securities.

The fair value of the marketable securities is based upon the market values quoted by the financial institutions as of March 31, 2009.

2.      EARNINGS PER SHARE

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

The following is a reconciliation of the basic weighted average number of common shares outstanding to diluted weighted average number of common and common share equivalent shares outstanding:

	For the three months ended
	March 31,
	2008	2009
Basic number of common shares outstanding	24,918,630	22,040,824
Dilutive effect of unvested restricted stock, restricted stock units, stock options and warrants	542,927	—
Dilutive number of common and common share equivalents	25,461,557	22,040,824

For the three months ended March 31, 2008 and 2009, outstanding stock options of 3,504,308 and 3,754,811, respectively, have been excluded from the above calculations because the effect on net loss per share would have been antidilutive. For the three months ended March 31, 2008 and 2009, 1,439 warrants, respectively, have been excluded from the above calculations because the effect on net loss per share would have been antidilutive. Unvested restricted stock units of 551,106 and 249,841 have been excluded from the above calculations for the three months ended March 31, 2008 and 2009, respectively, as the impact would have been antidilutive.

3.      INCOME TAXES

The Company recorded an income tax provision of approximately $81 and $39 for the three months ended March 31, 2008 and 2009, respectively. The income tax provision in 2008 and 2009 is based upon the Company’s estimated effective annual domestic federal tax rate of approximately 4.6% and 1.8%, respectively, as well as the impact of state minimum taxes.  The difference between the federal statutory tax rate and the estimated effective tax rate in both years is primarily related to the expected utilization of certain of the Company’s net operating loss carryforwards, the impact of state taxes and foreign losses for which the Company is unable to recognize a tax benefit.

As of January 1, 2009, the amount of unrecognized tax benefits is $650, including interest and penalties, of which recognition of $61 would impact the Company’s effective tax rate. While the Company believes that it has identified all reasonably identifiable exposures and that the reserve it has established for such exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause the Company to either materially increase or reduce the amount of its tax reserve.

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

Digital Media

To increase resources available for its core business, during the second quarter of 2008, the Company made a decision to cease all activities related to the digital media market. As a result, the digital media segment has been presented as a discontinued operation in the accompanying financial statements for all periods presented.

Summarized financial information for discontinued operations is shown below.
	For Three Months Ended March 31,
	2008	2009
Total revenues	$286	$-
Loss from discontinued operations, before income tax	(661)	-
Income tax expense	(11)	-
Loss from discontinued operations, net of taxes	$(672)	$-

The amount presented as loss from discontinued operations for the three months ended March 31, 2008 primarily consists of $0.6 million of net operating losses pertaining to Broad Street Digital, and $0.3 million of net operating losses pertaining to Arbinet Digital Media Corporation, partially offset by the reversal to income of $0.2 million of liabilities of Bellfax, net of income tax of $11, which management determined were no longer required.

	At December 31, 2008	At March 31, 2009
Liabilities:
Accounts payable (1)	$303	$241
Accrued and other current liabilities	171	-
Current liabilities of discontinued operations	$474	$241

(1)	Amounts represent royalty payments received by the Company on behalf of the buyer of the Broad Street Digital assets. Amounts will be remitted in the first half of 2009.

As a result of the decision to cease activities of digital media and its presentation as discontinued operations, the Company operates as one reporting segment.

5.      STOCKHOLDERS’ EQUITY

The table below summarizes the issued share activity for the Company’s common stock since December 31, 2008. Treasury shares held by the Company are included in these balances:

Balance as of December 31, 2008	26,538,245
Retirement of restricted stock	(30,092)
Grants of restricted stock	-
Exercise of options	158,310
Balance as of March 31, 2009	26,666,463

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

On November 4, 2008, the Board of Directors of the Company authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time in the open market (the “November 2008 Repurchase Plan”). On November 21, 2008, the Board of Directors of the Company authorized an amendment to the November 2008 Repurchase Plan. Under the amendment, stock repurchases will also be made from time to time through privately negotiated transactions in compliance with applicable laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. As of December 31, 2008, 1,006,574 shares were repurchased for approximately  $2.0 million. In the first quarter of 2009, 493,146 shares were repurchased for $0.9 million.

Except as specifically amended, the November 2008 Repurchase Plan remains in full force and effect in accordance with its terms,  may be suspended or terminated by the Board of Directors at any time without prior notice, and has no expiration date.

6.      RESTRUCTURING

In August 2007, the Company decommissioned certain fixed assets at 611 West 6th Street in Los Angeles and recognized a charge of $0.3 million representing the present value of the future lease obligations remaining on the West 6th Street site.

     The table below shows the amount of charges and cash payments related to the Company’s restructuring liabilities.

Balance as of December 31, 2008	$182
Cash payments	(48)
Balance as of March 31, 2009	$134

As of March 31, 2009, the balance is recorded in accrued expenses and other current liabilities, in the accompanying balance sheet.  This balance will be paid in full as of December 31, 2009.

7.      MARKETABLE SECURITIES

Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the quarter ended March 31, 2009. All of the Company’s marketable securities at March 31, 2009 have a maturity of one year or less. As of December 31, 2008 and March 31, 2009, the Company’s net unrealized gains in its available-for-sale securities were not material. The following is a summary of the Company’s marketable securities by type:

	At December 31,	At March 31,
	2008	2009
Commercial paper	$1,996	$2,396
U.S. Government and federal agency obligations	2,002	-
Certificates of deposit	750	1,100
Corporate bonds	3,178	3,921
Money market funds	5,369	5,902
	13,295	13,319
Less: amounts classified as cash equivalents	(5,369)	(8,249)
Total marketable securities	$7,926	$5,070

There were no individual marketable securities that carried an unrealized loss for the past twelve consecutive months ending March 31, 2009.

8.           STOCK-BASED COMPENSATION

The Company has stock-based compensation plans under which employees, board members and non-employees of the Company have been granted options to purchase shares of Company’s common stock at the fair market value at the time of grant. In addition to stock options, the Company grants restricted stock units and performance share units to certain management-level employees. The Company recognizes the fair value of stock-based compensation in our consolidated statements of operations on a straight line basis over the requisite service period.  The total stock-based compensation recognized during the three months ended March 31, 2008 and 2009 was as follows:

	March 31,
	2008	2009
Indirect costs of trading and fee revenues	$304	$143
Sales and marketing	198	277
General and administrative	370	101
	$872	$521

Historically, expected volatilities were based on historical realized volatility of the stock of the Company and guideline companies.  Beginning in 2009 the Company now calculates the expected volatilities based solely on the historical realized volatility of the stock of the Company. The impact of this change was not material.

9.      COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in legal proceedings in the ordinary course of its business. The litigation process is inherently uncertain and the Company cannot guarantee that the outcome of any proceedings or lawsuits in which the Company may become involved will be favorable to the Company or that any such proceedings and lawsuits will not be material to the business, results of operations or financial position. The Company does not currently believe there are any matters pending that will have a material adverse effect on its business, results of operations or financial position.

10.    RELATED PARTY TRANSACTIONS

The Company entered into three Non-Qualified Stock Option Agreements dated July 13, 2007, February 7, 2008 and March 24, 2009 with Alex Mashinsky, a member of the Company’s Board of Directors until his resignation on March 1, 2009, in connection with consulting services beyond the scope of his services rendered as a member of Board of Directors. The Company recognized a total of $76 and $20 in expense pursuant to these agreements during the three months ended March 31, 2008 and 2009, respectively.

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

We record trading revenues gross because:

•	all traffic traded on our exchange is routed through one of our switches; and

•	we are obligated to pay sellers for the minutes they sell on our exchange regardless of whether we ultimately collect from buyers.

Our fee revenues represent the amounts we derive from buyers and sellers for the following:

•
a monthly minimum fee based on the amount of capacity that members have connected to our switches and overage fees for the number of minutes or megabytes that are routed through our switches in excess of amounts allowed under the monthly minimum, or collectively referred to as access fees, which comprised approximately 80% of fee revenues for the three months ended March 31, 2009 and March 31, 2008;

•	a credit risk management fee, which is a charge for the credit management, clearing and settlement services we provide;

•	a membership fee to join our exchange;

•	additional services as utilized by our members for items such as premium service offerings and accelerated payment terms; and

•	profit or losses incurred under contracts to buy minutes to specific markets at fixed rates.

Cost and Expenses

Our cost of trading revenues consists of the cost of calls that are routed through our switches at the price agreed to by both the buyer and seller of the capacity. In the preceding example, we would record cost of trading revenues equal to $1.10, an amount that we would pay to the seller.

Indirect cost of trading and fee revenues consists of costs related to support the operations of our exchange, such as salaries, benefits, and related costs of engineering, technical support, product and software development, and system support personnel, as well as facilities and interconnect costs. It is impractical to break down such expense between indirect cost of trading revenues and indirect cost of fee revenues.

Sales and marketing consists of salaries, benefits, commissions, and related costs of sales and marketing personnel, trade shows and other marketing activities.

General and administrative costs consist of salaries, benefits, and related costs of corporate, finance and administrative personnel, facilities costs, bad debt expense and outside service costs, such as legal and accounting fees.

Business Development

We will continue to seek to increase our trading volume. We aim to achieve this by increasing participation on our exchange from existing members, increasing membership on our exchange, expanding our global presence, developing and marketing complementary services and leveraging our 214 license to provide wholesale carrier services. We currently have exchange delivery points or, EDPs, in New York, Los Angeles, Miami, London, Frankfurt and Hong Kong. We can initially establish an EDP in a new market without any additional capital by directly connecting the new EDP to one of our existing EDPs through a leased network, as with our EDPs in Frankfurt and Miami. Once we have sufficient business in a new market, we may install a new switch for the EDP in that market for a cost of approximately $1.0 million. We plan to develop, market and expand services that are complementary to our existing offerings, including enhanced trading, credit and clearing services and switch partitioning. We may not be successful in doing so due to many factors, including the business environment in which we operate and current adverse global economic conditions.

Digital Media

In August 2006, we established a new subsidiary, Arbinet Digital Media Corporation, to explore and develop products and services to address the market opportunity presented by the exchange of digital media. In December 2006, we, through our wholly-owned subsidiary, Broad Street Digital, Inc., acquired all of the outstanding common stock of Flowphonics Limited, which became known as Broad Street Digital Limited, a license management platform for intellectual property rights and digital content distribution.

To increase resources available for our core businesses, during the second quarter of 2008, we ceased all activities related to the digital media market. As a result, the digital media segment has been presented as a discontinued operation in the accompanying financial statements for all periods.

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

•
Income taxes. We have net deferred tax assets, reflecting net operating loss, or NOL, carryforwards and other deductible differences, which may reduce our taxable income in future years. These net deferred tax assets are offset by a valuation allowance resulting in no tax benefit being recognized related to these net deferred tax assets. We are required to periodically assess the realization of our deferred tax assets and changes in circumstances may require adjustments in future periods. The amount of net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If it becomes more likely than not that we will recognize a future tax benefit from the deferred tax assets, we may need to reverse some or all of our valuation allowance. When evaluating the ability for the Company to record a net deferred tax asset, SFAS No. 109, “Accounting for Income Taxes”, requires us to consider all sources of taxable income as well as all available evidence to determine that it is more likely than not that we will be able to utilize this asset. At December 31, 2008, a full valuation allowance in the amount of $44.0 million has been recorded against net deferred tax assets since, at that date, we were unable to conclude that it was more likely than not that we would realize those assets. We will continue to refine and monitor all available evidence during future periods in order to evaluate the recoverability of our deferred tax assets.

FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Included in the Company’s Consolidated Balance Sheet at March 31, 2009 is approximately $62 of other long-term liabilities associated with uncertain tax positions in the various jurisdictions in which we conduct business.

The application of income tax law is inherently complex.  Tax laws and regulations are voluminous and at times ambiguous, and interpretations of and guidance regarding income tax laws and regulations change over time. This requires us to make many substantive assumptions and judgments regarding our income tax exposures. Changes in assumptions and judgments can materially affect our financial position and cash flows.

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

•
Litigation reserves.  The establishment of litigation reserves requires judgments concerning the ultimate outcome of pending litigation against us and our subsidiaries. These reserves are based on the application of SFAS No.5, “Accounting for Contingencies (“SFAS 5”), which requires us to record a reserve if we believe an adverse outcome is probable and the amount of the probable loss is capable of reasonable estimation. In applying judgment, management utilizes among other things, opinions and estimates obtained from outside legal counsel to apply the standards of SFAS 5. Accordingly, estimated amounts relating to certain litigation have met the criteria for the recognition of a liability under SFAS 5.

•
Share-Based Compensation — SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) requires all share-based payments to employees, including grants of stock options, to be expensed over the requisite service period based on the grant-date fair value of the awards and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under SFAS 123, “Accounting for Stock-Based Compensation”. We use the Black-Scholes valuation method.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Trading revenues, cost of trading revenues and indirect cost of trading and fee revenues

Trading revenues decreased 30.8% to $77.9 million for the three months ended March 31, 2009 from $112.4 million for the three months ended March 31, 2008. The decrease in trading revenues was due to a decrease in the volume of minutes traded by our members and, to a lesser extent, a lower average trade rate for minutes bought and sold on our exchange. Specifically, the factors affecting trading revenues included:

A total of 2.66 billion minutes were bought and sold on our exchange in the three months ended March 31, 2009, a decrease of 23.7% from the 3.49 billion minutes for the three months ended March 31, 2008. There were 289 million completed calls in the three months ended March 31, 2009, representing a 36% decrease from the 453 million completed calls for the three months ended March 31, 2008. In the second half of 2008, we began a concerted effort to increase traffic quality and the average call duration (“ACD”) of calls on our exchange. These measures included eliminating and streamlining many of the routes offered. This process, which was completed in the fourth quarter of 2008, contributed to a decline in the number minutes bought and sold on our exchange. In addition, the global recession has had a negative impact on certain of our members’ traducing activity, including the prepaid calling card industry.  We believe that the decision in 2008 to streamline some of our routes will positively influence our business in the long term, as evidenced by the continued increase in the ACD to 4.6 minutes per call for the three months ended March 31, 2009 from 4.4 minutes per call on our exchange for the three months ended December 31, 2008. The increase in average call duration is primarily a result of a change in the mix of geographic markets and the mix of fixed versus mobile minutes traded on our exchange. The volatility in average call duration and mix of geographic markets is expected to continue currently and in the future.

As a result of the decrease in trading revenues, cost of trading revenues decreased 30.6% to $78.1 million for the three months ended March 31, 2009 from $112.5 million for the three months ended March 31, 2008.

Indirect cost of trading and fee revenues decreased 6.9% to $4.9 million for the three months ended March 31, 2009 from $5.3 million for the three months ended March 31, 2008. This decrease was primarily due to lower interconnection costs of $0.1 million, $0.1 million of moving costs relating to the relocation of our London switch to a co-location facility in the first quarter of 2008, and approximately $0.1 million decrease in utilites for the London premises that were exited.

Fee revenues

Fee revenues decreased 27.4% to $9.2 million for the three months ended March 31, 2009 from $12.7 million for the three months ended March 31, 2008. The decrease in fee revenues is principally due to the decline in minutes traded on our exchange. On a per minute basis, fee revenues decreased slightly to $0.0035 in the three months ended March 31, 2009 from $0.0036 in the three months ended March 31, 2008. Average fee revenue per minute decreased primarily as a result of changes in the mix of both geographic markets and trading activity of members on our exchange. In addition, we experienced decreased sales of certain premium service offerings, including decreased fees for providing accelerated payments to members. In the future, we may provide incentives to improve liquidity in our exchange and that, along with members continuing to achieve higher volume levels, may lead to a decline in average fee revenue per minute.

The Company’s U.K. subsidiary accounted for approximately 24%, and 21% of total fee revenues and 19% of total trade revenues in each of the quarters ended March 31, 2009 and 2008, respectively. The Company’s Hong Kong subsidiary accounted for approximately 3.9%, and 3.5% of total fee revenues and 3.1%, and 1.2% of total trade revenues in each of the quarters ended March 31, 2009 and 2008, respectively. No single Member accounted for more than 10% of total revenues for the quarter ended March 31, 2009 and 2008.

Sales and marketing

Sales and marketing expenses decreased 17.8% to $1.8 million for the three months ended March 31, 2009 from $2.2 million for the three months ended March 31, 2008. This decrease principally reflects a $0.4 million reduction in employee-related expenses due to a reduced sales commission and a reduction in headcount.

General and administrative

General and administrative expenses decreased 23.2% to $2.6 million for the three months ended March 31, 2009 from $3.4 million for the three months ended March 31, 2008. This decrease was primarily related to a decrease in employee-related expenses of $0.6 million, and a reduction in professional fees of $0.1 million, which were partially offset by higher hardware and software maintenance costs of $0.1 million.

Depreciation and amortization

Depreciation and amortization expense remained constant at $1.8 million for the three months ended March 31, 2009 and 2008.

Interest and other income/expense

Interest income decreased to $0.1 million for the three months ended March 31, 2009 from $0.4 million for the three months ended March 31, 2008. This decrease was primarily due to lower average invested amounts of cash, cash equivalents and marketable securities in the first quarter of 2009 versus the first quarter of 2008, coupled with lower interest rates. Interest expense was approximately $0.2 million for both the three months ended March 31, 2009 and 2008.  Other income (expense), net, increased $0.1 million for the three months ended March 31, 2009 compared to March 31, 2008, reflecting an increase in late fees charged to our members.

Foreign currency exchanges losses

The foreign currency exchange loss for the three months ended March 2009 was $0.4 million compared to a foreign currency exchange loss of $27,000 for the three months ended March 31, 2008.  The foreign currency transaction gains (losses) represent the impact of currency fluctuations on U.S. denominated obligations of our U.K. subsidiary.

Provision for income taxes

We recorded income tax provision of approximately $39 and $81 for the three months ended March 31, 2009 and 2008, respectively. The provisions in both periods primarily represent the statutory requirements for state taxes.

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

 During the three months ended March 31, 2009, capital expenditures for continuing operations were $0.9 million related primarily to amounts paid for software development and the purchase of telecommunications switching equipment and computer equipment. At March 31, 2009, we had cash and cash equivalents of $17.8 million and marketable securities of $5.1 million. We also are party to a $25.0 million lending facility with Silicon Valley Bank (“SVB”), under which we can borrow against our accounts receivable and general corporate assets. As of March 31, 2009, $3.6 million was outstanding under this facility. Our current credit facility with SVB expires on November 26, 2010.

The Company has determined that the SVB Receivable Agreement does not qualify for sale treatment pursuant to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — A Replacement of FASB Statement 125.” Specifically, the Company does not believe the transfer of receivables meets the first condition set forth in paragraph 9(a) of SFAS 140, requiring the isolation of the transferred assets from the transferor. Settlement of transferred receivables is routinely made by members by making payments on account rather than paying off specific invoices. In addition, since the Company nets its members’ buying and selling activity, certain invoices are settled via buying a members’ activity on the exchange. Remittances received from members in payment of receivables are commingled with assets of the Company and as such are not deemed to be “put presumptively beyond the reach of the transferor and its creditors,” as required under SFAS 140. In accordance with SFAS No. 140, the Company records the proceeds from the sale of receivables under the SVB Receivable Agreement as a liability until sums received from Members are remitted to SVB.

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

We believe that our current cash balances and cash flows from operating activities should be sufficient for us to fund our current operations for the foreseeable future. To the extent we require additional capital to fund our working capital or capital expenditures, we intend to draw down on our existing SVB credit facility and/or seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all particularly in light of the reduced availability of credit in the current credit environment.

The following table sets forth components of our cash flows for the following periods:

	Three Months Ended March 31,
	2008	2009
Net cash provided by/(used in) operating activities - continuing operations	$(4,153)	$811
Net cash used in operating activities for discontinued operations	(501)	(232)
Net cash provided by investing activities - continuing operations	6,799	1,946
Net cash used in investing activities for discontinued operations	(216)	-
Net cash used in financing activities	(12,126)	(846)

Cash (used in) provided by operating activities - continuing and discontinued operations

Cash provided by operating activities - continuing operations for the three months ended March 31, 2009 of $0.8 million was comprised of a net loss of $2.5 million, certain adjustments for non-cash charges including depreciation and amortization of $1.8 million, non-cash compensation of $0.5 million, foreign currency exchange loss of $0.4 million and a net change in operating assets and liabilities of $0.6 million. The net change in operating assets and liabilities is primarily driven by a decline in trading volume on our exchange. Cash used in operating activities for discontinued operations was $0.2 million for the three months ended March 31, 2009.

Cash used in operating activities - continuing operations for the three months ended March 31, 2008 of ($4.2) million was comprised of net income of $0.2 million, certain adjustments for non-cash charges including depreciation and amortization of $1.8 million, non-cash compensation of $0.9 million and a net change in operating assets and liabilities of ($7.1) million. The net change in operating assets includes an increase in trade accounts receivable due to a reduction in collections, and also reflects prepayments for insurance on certain hardware and software contracts during 2008. The net change in operating liabilities includes a reduction of accounts payable for payments made in 2008 for certain 2007 expenditures including legal and capital items. Cash used in operating activities for discontinued operations was $0.5 million for the three months ended March 31, 2008.

Cash provided by (used in) investing activities - continuing operations and discontinued operations

Total capital expenditures for the three months ended March 31, 2009 were $0.9 million related primarily to the purchase of capitalized software and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the three months ended March 31, 2009 were $1.2 million and $4.0 million, respectively.

Total capital expenditures for the three months ended March 31, 2008 were $1.0 million related primarily to the purchase of computer equipment and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the three months ended March 31, 2008 were $7.0 million and $14.8 million, respectively. Cash used in investing activities for discontinued operations was $0.2 million for the three months ended March 31, 2008, which represents the net proceeds from the sale of Broad Street Digital Limited.

Cash used in financing activities

Cash used in financing activities for the three months ended March 31, 2009 was primarily attributable to the purchase of treasury shares in accordance with stock repurchase plans approved by our Board of Directors. We also received an advance from SVB under the Non-Recourse Receivable Purchase Agreement of $0.1 million.

Cash used in financing activities for the three months ended March 31, 2008 was primarily attributable to a one-time special cash distribution of approximately $10.0 million. The special cash distribution was paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. In addition, $1.8 million was utilized for the purchase of treasury shares in accordance with the November 2008 Repurchase Plan, which was adopted and announced on November 4, 2008. We also paid $0.4 million in notes payable and received an advance from SVB under the Non-Recourse Receivable Purchase Agreement of $0.4 million.

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

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on our exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on our exchange. As part of managing the credit risk associated with buyers on our exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

•
Netting. We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the three months ended March 31, 2009, 24% of our trading revenues were offset by selling activity.

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

We occasionally issue internal credit lines to our members based on our review of a member’s financial statements and payment history with us. These internal credit lines may be in excess of the credit lines issued by our third party underwriters. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. We have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. In 2009, approximately 66% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which our third party underwriters covered 29%. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues which could materially affect our results of operations.

Pursuant to the terms of our agreements with each of GMAC and SVB, we are required to pay aggregate minimum annual commissions of $0.4 million. Our agreement with GMAC to provide credit risk assessment and credit underwriting services expires effective May 31, 2009 and we are in the process of securing replacement credit risk assessment and credit underwriting services. Our agreement with SVB terminates on November 26, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exposure

The financial position and results of operations of our U.K. subsidiary are measured using British Pounds Sterling as the functional currency. The financial position and results of operations of our U.K. subsidiary are reported in U.S. dollars and included in our consolidated financial statements. Our exposure to foreign currency fluctuation is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. There were no trading revenues denominated in British Pounds Sterling. The foreign currency transaction gains (losses) represent the impact of currency fluctuations on U.S. denominated obligations of our U.K. subsidiary.

Interest rate exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at March 31, 2009 or December 31, 2008. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and at March 31, 2009 our portfolio maturity was relatively short in duration. Assuming an average investment level in short-term interest bearing securities of $17.8 million, which is the balance of cash and cash equivalents at March 31, 2009, a one-percentage point decrease in the applicable interest rate would result in a $178 decrease in interest income annually.

Under the terms of our credit agreement with SVB, our borrowings bear interest at the prime rate, subject to a minimum of 4.0% rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10 assuming $1.0 million of borrowings. At March 31, 2009, we had $3.6 million of outstanding borrowings under this agreement.

Item 4.   Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and exchange Commission on March 16, 2009.

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

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchases

The following table provides information as of and for the quarter ended March 31, 2009 regarding shares of the Company’s common stock that were repurchased (i) under the November 2008 Repurchase Plan and (ii) in connection with tax withholding obligations upon vesting of shares of restricted stock under the 2004 Stock Incentive Plan, as amended (the “2004 Plan”).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Cost of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)
November 2008 Repurchase Plan (1)
Balance at beginning of period	1,006,574	$2.01	$2,021,000		$2,979,000
1/1/09 - 1/31/09	190,619	1.77	338,000		2,641,000
2/1/09 - 2/28/09	265,077	1.69	447,000		2,194,000
3/1/09 - 3/31/09	37,450	1.68	63,000		2,131,000

Total	1,499,720	$1.91	$2,869,000		$2,131,000

2004 Plan (2)
1/1/09 – 1/31/09		$–	$–	$	N/A
2/1/09 – 2/28/09	29,943	1.48	44,000		N/A
3/1/09 – 3/31/09	20,926	1.67	35,000		N/A
Total	50,869	$1.55	$79,000	$	N/A

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

(2)
Pursuant to the 2004 Plan, the Company withheld shares of common stock in connection with tax withholding obligations upon vesting of shares of restricted stock. The 2004 Plan was originally filed with the Securities and Exchange Commision on November 29, 2004 and became effective on December 14, 2004. The 2004 Plan was amended on April 15, 2005, February 22, 2006 and October 1, 2006, and expires on December 14, 2014.

Dividends

On February 28, 2008, we announced that our Board of Directors approved a special one-time cash distribution of $0.40 per share of common stock. The aggregate total distribution of approximately $10.0 million was paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. The special cash distribution replaced a $15.0 million stock repurchase plan previously announced on June 11, 2007 under which we repurchased approximately 836,997 shares. Other than this one-time cash distribution, we do not currently anticipate paying any cash dividends in the foreseeable future.

Item 6.   Exhibits

Exhibit No.	Description of Exhibit

10.1*	Offer letter, dated March 15, 2004, by and between Arbinet-thexchange, Inc. and Steven Heap.

10.2*	Amendment No. 1 to Offer Letter, dated March 16, 2007, by and between Arbinet-thexchange, Inc. and Steven Heap.

10.3*	Amendment No. 2 to Offer Letter, dated April 17, 2008, by and between Arbinet-thexchange, Inc. and Steven Heap.

10.4*	Employment Agreement, dated as of January 5, 2009, by and between Arbinet-thexchange, Inc. and Dan Powdermaker.

31.1**	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

31.2**	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

32.1**	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Executive Officer).

32.2**	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Financial Officer).

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBINET-THEXCHANGE, INC.

Date: May 8, 2009	/s/ Shawn F. O’Donnell
Shawn F. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ John B. Wynne, Jr.
Date: May 8, 2009	John B. Wynne, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1*	Offer letter, dated March 15, 2004, by and between Arbinet-thexchange, Inc. and Steven Heap.

10.2*	Amendment No. 1 to Offer Letter, dated March 16, 2007, by and between Arbinet-thexchange, Inc. and Steven Heap.

10.3*	Amendment No. 2 to Offer Letter, dated April 17, 2008, by and between Arbinet-thexchange, Inc. and Steven Heap.

10.4*	Employment Agreement, dated as of January 5, 2009, by and between Arbinet-thexchange, Inc. and Dan Powdermaker.

31.1**	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

31.2**	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

32.1**	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Executive Officer).

32.2**	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Financial Officer).

* Filed herewith
** Furnished herewith