Form 10-Q
period 2009-06-30
ARBINET Corp
filed 2009-08-10
CIK 1136655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to

Commission File Number 0-51063

  ARBINET CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3930916
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Albany Street, Tower II, New Brunswick, New Jersey	08901
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (732) 509-9100

 (Formerly Arbinet-thexchange, Inc.)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No:   ☒

Indicate the number of shares outstanding of the issuer’s class of common stock, as of August 1, 2009:

Class	Number of Shares
Common Stock, par value $0.001 per share	21,999,831

  ARBINET CORPORATION

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.
(Information Related to June 30, 2008 and 2009 is Unaudited)
	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2008 and June 30, 2009	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2009	2
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2009	3
	Condensed Notes to Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 6.	Exhibits	23
SIGNATURES		24

This Quarterly Report on Form 10-Q contains forward-looking statements regarding anticipated future revenues, growth, capital expenditures, management’s future expansion plans, expected product and service developments or enhancements, and future operating results.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as: “believes,” “expects,” “intends,” “may,” “will,” “should,” “seeks,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  Various important risks and uncertainties may cause our actual results to differ materially from the results indicated by these forward-looking statements, including, without limitation: members (in particular, significant trading members) not trading on our exchange or utilizing our new and additional services (including DirectAxcessSM , PrivateExchangeSM and Peering SolutionsSM ); continued volatility in the volume and mix of trading activity; our uncertain and long member enrollment cycle; the failure to manage our credit risk; failure to manage our growth; pricing pressure; investment in our management team and investments in our personnel; regulatory uncertainty; system failures, human error and security breaches that could cause us to lose members and expose us to liability; our ability to obtain and enforce patent protection for our methods and technologies; losses in efficiency due to cost cutting and restructuring initiatives; decreased trading volumes due to our efforts to increase call quality on our exchange; and economic conditions and volatility of financial markets, decreased availability of credit to us or buyers on our exchange, and the impact they may have on us and our members.  For a further list and description of the risks and uncertainties we face, please refer to Part I, Item 1A of the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2009, and other filings that have been filed with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise and such statements are current only as of the date they are made.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ARBINET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2009
($ in thousands)

	December 31, 2008	June 30, 2009
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,224	$17,765
Marketable securities	7,926	4,210
Trade accounts receivable (net of allowance of $2,071 and $2,539 at December 31, 2008 and June 30, 2009, respectively)	28,176	24,052
Prepaids and other current assets	3,476	2,965
Total current assets	55,802	48,992
Property and equipment, net	20,868	19,441
Security deposits	2,130	2,149
Intangible assets, net	163	168
Other assets	395	347
Total Assets	$79,358	$71,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to Silicon Valley Bank	$371	$299
Accounts payable	12,924	10,378
Deferred revenue	2,770	1,867
Accrued and other current liabilities	7,552	6,545
Current liabilities of discontinued operations	473	100
Total current liabilities	24,090	19,189
Long-term debt	3,600	3,600
Deferred rent	1,862	1,978
Other long-term liabilities	61	63
Total liabilities	29,613	24,830
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 26,538,245 and 26,679,189 shares issued, respectively	27	27
Additional paid-in-capital	173,867	174,876
Treasury stock, 3,998,819 and 4,666,958 shares, respectively	(15,852)	(17,015)
Accumulated other comprehensive income	3,576	1,772
Accumulated deficit	(111,873)	(113,393)
Total Stockholders’ Equity	49,745	46,267
Total Liabilities and Stockholders’ Equity	$79,358	$71,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBINET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2008 AND 2009
($ in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Trading revenues	$123,002	$77,304	$235,443	$155,157
Fee revenues	13,571	8,674	26,301	17,921
Total revenues	136,573	85,978	261,744	173,078

Cost of trading revenues	123,114	77,272	235,584	155,360
Indirect cost of trading and fee revenues	5,166	4,598	10,418	9,488
Total cost of trading and fee revenues	128,280	81,870	246,002	164,848

Gross profit	8,293	4,108	15,742	8,230

Cost and expenses:
Sales and marketing	3,580	1,848	5,791	3,665
General and administrative	2,745	2,438	6,130	5,036
Depreciation and amortization	1,886	1,821	3,716	3,612
Total costs and expenses	8,211	6,107	15,637	12,313

Income (loss) from operations	82	(1,999)	105	(4,083)
Interest income	225	27	642	87
Interest expense	(142)	(172)	(307)	(323)
Foreign currency exchange gain (loss)	4	3,149	(23)	2,766
Other income (expense), net	62	61	118	171
Income (loss) from continuing operations before income taxes	231	1,066	535	(1,382)
Provision for income taxes	99	99	180	138
Income (loss) from continuing operations	132	967	355	(1,520)
Discontinued operations:
(Loss) from discontinued operations, net of income tax of $0 for the three months ended June 30, 2008 and 2009 and $0 and $11 for the six months end June 30, 2008 and 2009, respectively	(784)	—	(1,456)	—
Net income (loss)	(652)	967	(1,101)	(1,520)
Net income (loss) attributable to common stockholders	$(652)	$967	$(1,101)	$(1,520)
Basic net income (loss) per share:
Continuing operations	$0.01	$0.04	$0.01	$(0.07)
Discontinued operations	$(0.03)	$—	$(0.06)	$—
Net income (loss)	$(0.02)	$0.04	$(0.05)	$(0.07)
Diluted net income (loss) per share:
Continuing operations	$0.01	$0.04	$0.01	$(0.07)
Discontinued operations	$(0.03)	$—	$(0.06)	$—
Net income (loss)	$(0.02)	$0.04	$(0.05)	$(0.07)
Dividends declared per common share	$—	$—	$0.40	$—
Shares used in computing basic net income (loss) per share	24,921,380	22,097,690	24,755,953	21,841,153
Shares used in computing diluted net income (loss) per share	24,921,380	22,220,782	24,755,953	21,841,153
Other comprehensive income:
Cumulative unrealized gain (loss) in available-for-sale securities	(21)	(6)	(8)	2
Foreign currency translation adjustment	(11)	2,043	(147)	1,802
Comprehensive income (loss)	$(684)	$3,004	$(1,256)	$284

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBINET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2009
($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2009

Cash flows from operating activities::
Net loss	$(1,101)	$(1,520)
Loss from discontinued operations	(1,456)	—
Income (loss) from continuing operations	355	(1,520)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,716	3,612
Stock-based compensation expense	1,458	985
Impairment charge	250	—
Foreign currency exchange gain	(23)	(2,766)
Changes in operating assets and liabilities:
Trade accounts receivable, net	4,284	4,183
Other current assets, security deposits and other assets	(3,250)	664
Accounts payable	(4,709)	(2,420)
Deferred revenue, accrued expenses and other current liabilities	(737)	(2,067)
Other long-term liabilities	(504)	104
Net cash provided by operating activities	840	775
Net cash used in discontinued operations	(1,280)	(373)

Cash flows from investing activities:
Purchases of property and equipment	(3,423)	(1,757)
Purchases of marketable securities	(11,164)	(3,536)
Proceeds from sales and maturities of marketable securities	22,000	7,250
Net cash provided by investing activities	7,413	1,957
Net cash provided by discontinued investing activities	21	—

Cash flows from financing activities:
Special cash distribution	(10,016)	—
(Payments to) advances from Silicon Valley Bank, net	1,011	(71)
Proceeds from exercise of stock options	63	24
Purchase of treasury shares	(5,727)	(1,163)
Notes payable	(473)	—
Payments on obligations under capital leases	(7)	—
Net cash used in financing activities	(15,149)	(1,210)
Effect of foreign exchange rate changes on cash	(16)	392
Net increase (decrease) in cash and cash equivalents	(8,171)	1,541
Cash and cash equivalents, beginning of year	28,556	16,224
Cash and cash equivalents, end of period	$20,385	$17,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBINET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company changed its name from “Arbinet-thexchange, Inc.” to “Arbinet Corporation” by filing an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Name Change Amendment”), which became effective on June 16, 2009.  The Name Change Amendment was approved by the Company’s Board of Directors on April 9, 2009 and by the Company’s stockholders at the 2009 Annual Meeting of Stockholders held on June 16, 2009.

The accompanying interim condensed consolidated financial statements include the accounts of Arbinet Corporation (“Arbinet” or the “Company”) and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all adjustments (consisting of normal, recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Reclassifications

The Company reclassified certain costs and expenses in 2008 to conform to the current period’s presentation in the condensed consolidated statements of operations.

Effects of Recently Issued Accounting Pronouncements

In April 2009, the FASB issued Staff Position No. (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1amends the accounting in SFAS 141R for assets and liabilities arising from contingencies in a business combination. FSP 141R-1 requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement is based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company adopted FSP 141R-1 as of January 1, 2009 in connection with the adoption of SFAS 141R.

In April 2009, the FASB issued three FSPs in order to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

•
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009.  The implementation of this standard did not have a material impact on our consolidated position and results of operations.

•
FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”). FSP 115-2 and FSP 124-2 are intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP 115-2 and FSP 124-2 also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP 115-2 and FSP 124-2 are effective for interim and annual periods ending after June 15, 2009.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

•
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 relate to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing FSP 107-1 and APB 28-1, fair values for these assets and liabilities were only disclosed once a year. FSP 107-1 and APB 28-1now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”). SFAS 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of SFAS 165 did not have a material impact on our consolidated financial position and results of operations.

          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The Company believes that the implementation of SFAS 168 will not have a material impact on our consolidated financial position and results of operations.

Fair Value Measurements

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of SFAS 157 may change current practice. The Company adopted SFAS 157 for financial assets and liabilities effective January 1, 2008 and for non financial assets and liabilities effective January 1, 2009. The adoption of SFAS 157, which primarily affected the valuation of cash equivalents and marketable securities, did not have a material effect on our consolidated financial position or results of operations.

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

•
Level 2 - inputs other than Level 1 that are based on observable market data.  These include quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets, inputs that are observable that are not prices (such as interest rates, credit risks, etc.) and inputs that are derived from or corroborated by observable markets.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The following table presents assets measured at fair value on a recurring basis as of June 30, 2009 by SFAS 157 valuation hierarchy:

	Level 1	Level 2	Level 3	Carrying Value
Cash equivalents (1)	$7,701	—	—	$7,701
Marketable securities (2)	$4,210	—	—	$4,210
Long-term debt (3)	—	$3,600	—	$3,600

(1)	Cash equivalents consist of money market funds.
(2)	Marketable securities primarily consist of commercial paper, corporate bonds, and US government securities.
(3)	Long-term debt consists of borrowings against the $25.0 million lending facility with Silicon Valley Bank (“SVB”).

The fair value of the marketable securities is based upon the market values quoted by the financial institutions as of June 30, 2009.

2.	EARNINGS PER SHARE

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

The following is a reconciliation of the basic weighted average number of common shares outstanding to diluted weighted average number of common and common share equivalent shares outstanding:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2009	2008	2009
Basic number of common shares outstanding	24,921,380	22,097,690	24,755,953	21,841,153
Dilutive effect of unvested restricted stock, restricted stock units, stock options and warrants	—	123,092	—	—
Dilutive number of common and common share equivalents	24,921,380	22,220,782	24,755,953	21,841,153

For the six months ended June 30, 2008 and 2009, outstanding stock options of 2,588,818 and 2,332,416, respectively, have been excluded from the above calculations because the effect on net loss per share would have been antidilutive. For the six months ended June 30, 2008 and 2009, 1,439 warrants, respectively, have been excluded from the above calculations because the effect on net loss per share would have been antidilutive. Unvested restricted stock units of 591,375 and 249,898 have been excluded from the above calculations for the six months ended June 30, 2008 and 2009, respectively, as the impact would have been antidilutive.

3.	INCOME TAXES

The Company recorded an income tax provision of approximately $180 and $138 for the six months ended June 30, 2008 and 2009, respectively. The income tax provision in 2008 and 2009 is based upon the Company’s estimated effective annual domestic federal tax rate of approximately 5.0% and 0.2%, respectively, as well as the impact of state minimum taxes.  The difference between the federal statutory tax rate and the estimated effective tax rate in both years is primarily related to the impact of state taxes and foreign losses for which the Company is unable to recognize a tax benefit.

The Company's U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2005 onward. The Company is no longer subject to federal, state or foreign income tax assessments for years prior to 2004. The Company believes that it is not currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Foreign income tax returns are generally subject to examination for a period of three to nine years after filing of the respective return. The Company is currently under examination in the United Kingdom for its 2004 and 2005 tax years. In the event that the Company’s income tax examination in the United Kingdom concludes within the next twelve months, the Company’s total amounts of unrecognized tax benefits, excluding related estimated interest and penalties, may change. However, the Company has recorded a full tax valuation allowance on its balance sheet and this item will have no impact on our consolidated results of operations.

4.	DISCONTINUED OPERATIONS

Bell Fax, Inc.

In October 1999, the Company ceased the operations of Bell Fax, Inc. (“Bellfax”), a wholly-owned subsidiary. Bellfax was engaged in the sale and rental of telecommunication equipment and operating international routes. In the first quarter of 2008, management determined that the remaining liabilities of Bellfax were no longer required. Accordingly, $226, net of income tax of $11, was recorded as income from discontinued operations for the six months ended June 30, 2008.

Digital Media

To increase resources available for its core business, during the second quarter of 2008, the Company made a decision to cease all activities related to the digital media market. As a result, the digital media segment has been presented as a discontinued operation in the accompanying financial statements for all periods presented.

Summarized financial information for discontinued operations is shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Total revenues	$274	$—	$560	$—

(Loss) from discontinued operations, before income tax	(784)	—	(1,467)	—
Income tax expense	—	—	11	—
(Loss) from discontinued operations, net of taxes	$(784)	$—	$(1,456)	$—

	At December 31, 2008	At June 30, 2009
Liabilities:
Accounts payable (1)	$303	$100
Accrued and other current liabilities	171	—
Current liabilities of discontinued operations	$474	$100

(1)	Amounts represent royalty payments received by the Company. Amounts will be remitted in the second half of 2009.

As a result of the decision to cease activities of digital media and its presentation as discontinued operations, the Company operates as one reporting segment.

5.	STOCKHOLDERS’ EQUITY

The table below summarizes the issued share activity for the Company’s common stock since December 31, 2008. Treasury shares held by the Company are included in these balances:

Balance as of December 31, 2008	26,538,245
Retirement of restricted stock	(45,366)
Grants of restricted stock	28,000
Exercise of options	158,310
Balance as of June 30, 2009	26,679,189

            On June 11, 2007, the Board of Directors of Arbinet authorized the repurchase of up to $15.0 million of the Company’s common stock at anytime and from time to time (the “2007 Repurchase Plan”). On February 26, 2008 the Company’s Board of Directors terminated the 2007 Repurchase Plan, under which an aggregate of 838,797 shares had been purchased. The aggregate cost of the Company’s common stock repurchased under the 2007 Repurchase Plan was approximately $4.7 million.

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

 On May 22, 2008, the Board of Directors authorized the repurchase of up to $8.0 million of the Company’s common stock (“May 2008 Repurchase Plan”). Prior to the expiration of the May 2008 Repurchase Plan in August 2008, 1,918,516 shares were repurchased for approximately $7.1 million.

On November 4, 2008, the Board of Directors of the Company authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time in the open market (the “November 2008 Repurchase Plan”). On November 21, 2008, the Board of Directors of the Company authorized an amendment to the November 2008 Repurchase Plan. Under the amendment, stock repurchases will also be made from time to time through privately negotiated transactions in compliance with applicable laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. As of June 30, 2009, the Company had repurchased 1,630,733 shares of common stock under the November 2008 Repurchase Plan for approximately $3.1 million. In the six months ended June 30, 2009, 624,159 shares were repurchased for approximately $1.1 million.

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

     The table below shows the amount of charges and cash payments related to the Company’s restructuring liabilities.

Balance as of December 31, 2008	$182
Cash payments	(98)
Balance as of June 30, 2009	$84

As of June 30, 2009, the balance is recorded in accrued and other current liabilities, in the accompanying balance sheet.  This balance will be paid in full as of December 31, 2009.

7.	MARKETABLE SECURITIES

The Company’s available-for-sale securities are valued using quoted market prices. Gross realized gains and losses from the sale of its securities were not material for the quarter ended June 30, 2009. All of the Company’s marketable securities at June 30, 2009 have a maturity of one year or less. As of December 31, 2008 and June 30, 2009, the Company’s net unrealized gains in its securities were not material. The following is a summary of the Company’s marketable securities by type:

	At December 31,	At June 30,
	2008	2009
Commercial paper	$1,996	$2,396
U.S. Government and federal agency obligations	2,002	—
Certificates of deposit	750	400
Corporate bonds	3,178	1,414
Money market funds	5,369	7,701
	13,295	11,911
Less: amounts classified as cash equivalents	(5,369)	(7,701)
Total marketable securities	$7,926	$4,210

There were no individual marketable securities that carried an unrealized loss for the twelve consecutive months ending June 30, 2009.

8.	STOCK-BASED COMPENSATION

The Company has stock-based compensation plans under which employees, board members and non-employees of the Company have been granted stock options to purchase shares of Company’s common stock at the fair market value at the time of grant. In addition to stock options, the Company grants restricted stock units, restricted stock and performance share units to certain management-level employees. The Company recognizes the fair value of stock-based compensation in our consolidated statements of operations on a straight line basis over the requisite service period.  The total stock-based compensation recognized during the three and six months ended June 30, 2008 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Indirect costs of trading and fee revenues	$40	$55	$284	$198
Sales and marketing	168	87	367	188
General and administrative	377	322	807	599
	$585	$464	$1,458	$985

On June 16, 2009, the Company granted 28,000 shares of restricted stock awards. The fair value per share at the date of grant was $1.72. These awards vest one third annually on the anniversary date of the grant.

Prior to January 1, 2009, expected volatilities were based on historical realized volatility of the stock of the Company and guideline companies.  Beginning in 2009, the Company now calculates the expected volatilities based solely on the historical realized volatility of the stock of the Company. The impact of this change was not material.

9.	CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in legal proceedings in the ordinary course of its business. The litigation process is inherently uncertain, and the Company cannot guarantee that the outcomes of the following proceedings and lawsuits will be favorable for the Company or that they will not be material to the Company’s business, results of operations or financial position. However, the Company does not currently believe that these matters will have a material adverse effect on its business, results of operations or financial position.

NNP Communications, LLC versus. Arbinet Corporation

On June 10, 2009 the Company was notified that a demand for arbitration had been filed with the American Arbitration Association against the Company by NNP Communications, LLC ("NNP"), a former member of the Company’s exchange. The demand alleges damages in the amount of $9.5 million for alleged claims for breach of contract, unjust enrichment, fraud, tortious interference with contract and unfair competition. The Company filed a response on July 8, 2009 denying the allegations and asserting a counterclaim for breach of contract and negligent misrepresentation.  The Company also filed a claim against an affiliated entity of NNP, Savontel Communications, Inc., another former member of the exchange, for breach of contract and recovery of unpaid invoices.

10.	RELATED PARTY TRANSACTIONS

The Company entered into three Non-Qualified Stock Option Agreements dated July 13, 2007, February 7, 2008 and March 24, 2009 with Alex Mashinsky, a member of the Company’s Board of Directors until his resignation on March 1, 2009, in connection with consulting services beyond the scope rendered as a board member. The Company recognized a total of $25 and $73 in expense pursuant to these agreements during the three months ended June 30, 2008 and 2009, respectively, and $125 and $93 during the six months ended June 30, 2008 and 2009, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading wholesale international voice and data communications service provider.  We operate an electronic market for trading, routing and settling communications capacity. Members of our exchange, consisting primarily of communications services providers, buy and sell voice minutes and Internet capacity through our centralized, efficient and liquid marketplace. Communications services providers that do not use our exchange generally individually negotiate and buy access to the networks of other communications services providers to send voice calls and Internet capacity outside of their networks. We believe that our exchange marketplace provides a cost-effective and efficient alternative to these direct connections. With a single interconnection to our exchange, members have access to all of our other members’ networks. Members or their agents place orders through our web-based interface. Sellers or their agents on the exchange post sell orders to offer voice calls and Internet capacity for specific destinations, or routes, at various prices. We independently assess the quality of these routes and include that information in the sell order. Buyers place buy orders based on route quality and price and are matched to sell orders by our trading platform and our proprietary software. When a buyer’s order is matched to a seller’s order, the voice calls or Internet capacity are then routed through our state-of-the-art facilities. We invoice and process payments for our members’ transactions and manage the credit risk of buyers primarily through our credit management programs with third parties. In addition to the electronic exchange marketplace, we provide traditional wholesale interconnection and business processes for those service providers that prefer to work in this way.

We changed our name from “Arbinet-thexchange, Inc.” to “Arbinet Corporation” by filing an amendment to our Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Name Change Amendment”), which became effective on June 16, 2009.  The Name Change Amendment was approved by our Board of Directors on April 9, 2009 and by our stockholders at the 2009 Annual Meeting of Stockholders (the “Annual Meeting”) held on June 16, 2009.

We changed our name in order to more accurately reflect the business activities of our Company in our name.  Our Company has evolved from only providing an electronic market for trading, routing and settling communications capacity via our exchange to providing a variety of modes of delivery for wholesale voice traffic and the provision of Internet Protocol services. We have begun to devote a significant portion of our resources in both capital and personnel toward building these additional services.  We believe that the new name better reflects the variety of services and products we offer to our customers and reduces customer confusion.  We also believe that the new name more closely aligns our formal corporate name with our brand and recognizes that our brand has grown so that we are commonly known simply as “Arbinet.”

Revenue

We generate revenues from both the trading that customers conduct on our exchange, which we refer to as trading revenues, and the fees and other charges we derive from customers, which we refer to as fee revenues. Our trading revenue represents the aggregate dollar value of the calls that are routed through our switches at the price agreed to by the buyer and seller of the capacity. For example, if a 10-minute call is originated in France and routed through our facilities to a destination in India for $0.11 per minute, we record $1.10 of trading revenue for the call. Certain members contract to buy minutes to specific markets at fixed rates. We may generate profit or incur losses associated with this trading activity and other transactions executed on our exchange. Historically, such losses have not been material to our operating results. Our system automatically records all traffic terminated through our switches.

We record trading revenues gross because:

•	all traffic traded on our exchange is routed through one of our switches; and

•	we are obligated to pay sellers for the minutes they sell on our exchange regardless of whether we ultimately collect from buyers.

Our fee revenues represent the amounts we derive from buyers and sellers for the following:

•
a monthly minimum fee based on the amount of capacity that members have connected to our switches and overage fees for the number of minutes or megabytes that are routed through our switches in excess of amounts allowed under the monthly minimum, or collectively referred to as access fees, which comprised approximately 78% of fee revenues for the six months ended June 30, 2009 and June 30, 2008;

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

Business Development

We will continue to seek to increase our trading volume. We aim to achieve this by increasing participation on our exchange from existing members, increasing membership on our exchange, expanding our global presence, developing and marketing complementary services and leveraging our 214 license to provide wholesale carrier services. We provide two physical ways for customers/suppliers to interconnect with us and exchange traffic.  TDM customers/suppliers connect at exchange delivery points or, EDPs.  We currently have exchange delivery points or, EDPs, in New York, Los Angeles, Miami, London, Frankfurt and Hong Kong.  Customers/suppliers can interconnect via IP connections anywhere in the world. We plan to develop, market and expand services that are complementary to our existing offerings, including enhanced trading, credit and clearing services. We may not be successful in doing so due to many factors, including the business environment in which we operate and current adverse global economic conditions.

Digital Media

In August 2006, we established a new subsidiary, Arbinet Digital Media Corporation, to explore and develop products and services to address the market opportunity presented by the exchange of digital media. In December 2006, we, through our wholly-owned subsidiary, Broad Street Digital, Inc., acquired all of the outstanding common stock of Flowphonics Limited, which became known as Broad Street Digital Limited (“Broad Street Digital”), a license management platform for intellectual property rights and digital content distribution.

To increase resources available for our core businesses, during the second quarter of 2008, we ceased all activities related to the digital media market. As a result, the digital media segment has been presented as a discontinued operation in the accompanying financial statements for all periods.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009.

    Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and often involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates these estimates, including those related to bad debts, income taxes, long-lived assets, restructuring, contingencies and litigation on an ongoing basis. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates due to events beyond our control.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•
Long-lived assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS144”). Factors we consider important, which could trigger an impairment review, include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business; and

•	significant industry, economic or competitive trends.

•
Income taxes. We have net deferred tax assets, reflecting net operating loss, or NOL, carryforwards and other deductible differences, which may reduce our taxable income in future years. These net deferred tax assets are offset by a valuation allowance resulting in no tax benefit being recognized related to these net deferred tax assets. We are required to periodically assess the realization of our deferred tax assets, and changes in circumstances may require adjustments in future periods. The amount of net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If it becomes more likely than not that we will recognize a future tax benefit from the deferred tax assets, we may reverse some or all of our valuation allowance. When evaluating the ability for us to record a net deferred tax asset, SFAS No. 109, “Accounting for Income Taxes”, requires us to consider all sources of taxable income as well as all available evidence to determine that it is more likely than not that we will be able to utilize this asset. At December 31, 2008, a full valuation allowance in the amount of $44.0 million was recorded against net deferred tax assets since, at that date, we were unable to conclude that it was more likely than not that we would realize those assets. We will continue to refine and monitor all available evidence during future periods in order to evaluate the recoverability of our deferred tax assets.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”) requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Included in the Company’s consolidated balance sheet at June 30, 2009 is approximately $63 of other long-term liabilities associated with uncertain tax positions in the various jurisdictions in which we conduct business.

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

•
Share-Based Compensation — SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), requires all share-based payments to employees, including grants of stock options, to be expensed over the requisite service period based on the grant-date fair value of the awards and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under SFAS 123, “Accounting for Stock-Based Compensation”. We use the Black-Scholes valuation method.

Results of Operations

Comparison of Six Months Ended June 30, 2009 and 2008($ in thousands)

Trading revenues and cost of trading revenues

Trading revenues decreased 34.1% to $155.2 million for the six months ended June 30, 2009 from $235.4 million for the six months ended June 30, 2008. The decrease in trading revenues was due to a decrease in the volume traded by our members and a lower average trade rate for minutes bought and sold on the exchange. Specifically, the factors affecting trading revenues included:

A total of 5.26 billion minutes were bought and sold on our exchange in the six months ended June 30, 2009, a decrease of 25.3% from the 7.04 billion minutes that were bought and sold in the six months ended June 30, 2008. There were 579 million completed calls in the six months ended June 30, 2009, representing a 39.4% decrease from the 956 million completed calls for the six months ended June 30, 2008.  In the second half of 2008, we began a concerted effort to increase traffic quality and the average call duration (“ACD”) of calls on our exchange. These measures included eliminating and streamlining many of the routes offered. This process, which was completed in the fourth quarter of 2008, contributed to a decline in the number of minutes bought and sold on our exchange. In addition, the global economic recession has had a negative impact on certain of our members’ trading activity, including the prepaid calling card industry.  We believe that our decision in 2008 to streamline some of our routes will positively influence our business in the long term, as evidenced by the continued increase in the ACD to 4.5 minutes per call on our exchange for the six months ended June 30, 2009 from 3.7 minutes per call for the six months ended June 30, 2008. We believe that volatility in average call duration is expected to continue currently and in the future as a result of the mix of geographic markets and the mix of fixed versus mobile minutes traded on our exchange.

As a result of the decrease in trading revenues, cost of trading revenues decreased 34.1% to $155.4 million for the six months ended June 30, 2009 from $235.6 million for the six months ended June 30, 2008.

Indirect costs of trading and fee revenues decreased 8.9% to $9.5 million for the six months ended June 30, 2009 from $10.4 million for the six months ended June 30, 2008. This decrease was primarily due to $0.4 million of reduced compensation related expenses.  In addition, $0.4 million of the decrease related to nonrecurring moving costs incurred for the relocation of our London switch to a co-location facility in the first half of 2008.   We also incurred lower utilities expense of $0.1 million in connection with the London premises that were exited.

Fee revenues

Fee revenues decreased 31.9% to $17.9 million for the six months ended June 30, 2009 from $26.3 million for the six months ended June 30, 2008. On a per minute basis, fee revenues decreased to $0.0034 in the six months ended June 30, 2009 from $0.0038 in the six months ended June 30, 2008. Average fee revenue per minute decreased primarily as a result of changes in the mix of both geographic markets and the trading activity of members on our exchange. In addition, we experienced decreased sales of certain premium service offerings, including decreased fees for providing accelerated payments to members. In the future, we may provide incentives to improve liquidity in our exchange and that, along with members continuing to achieve higher volume levels, may lead to a decline in average fee revenue per minute.

 Our U.K. subsidiary accounted for approximately 26% and 22% of total fee revenues and 42% of total trade revenues in each of the six months ended June 30, 2009 and 2008, respectively. Our Hong Kong subsidiary accounted for approximately 3.3% and 3.2% of total fee revenues and 2.5% and 1.2% of total trade revenues in the six months ended June 30, 2009 and 2008, respectively. No single member accounted for more than 10% of total revenues for the six months ended June 30, 2009 or 2008.

 Sales and marketing

Sales and marketing expenses decreased 36.7% to $3.7 million for the six months ended June 30, 2009 from $5.8 million for the six months ended June 30, 2008. This decrease was mainly due to lower compensation related expenses of $2.0 million and a reduction in marketing related spending of $0.1 million.

General and administrative

General and administrative expenses decreased 17.8% to $5.0 million for the six months ended June 30, 2009 from $6.1 million for the six months ended June 30, 2008. This decrease was primarily related to a reduction in professional fees of $0.5 million and lower employee compensation related costs of $0.5 million.

Depreciation and amortization

Depreciation and amortization decreased 2.8% to $3.6 million for the six months ended June 30, 2009 from $3.7 million for the six months ended June 30, 2008. This decrease was primarily attributable to certain assets which are fully depreciated.

Interest and other income/expense

Interest income decreased 86.5% to $0.1 million for the six months ended June 30, 2009 from $0.6 million for the six months ended June 30, 2008. This decrease was primarily due to lower average invested amounts of cash, cash equivalents and marketable securities in 2009 versus 2008, coupled with lower interest rates. Interest expense, which approximated $0.3 million for the six months ended June 30, 2009 and 2008, respectively, principally reflects fees that we paid under our third party credit arrangements. Other income (expense), net increased $0.1 million for the six months ended June 30, 2009 compared to June 30, 2008, reflecting an increase in late fees charged to our members.

Foreign currency exchange gain (losses)

The foreign currency exchange gain for the six months ended June 30, 2009 increased $2.8 million compared to the six months ended June 30, 2008.  The foreign currency transaction gains (losses) represent the impact of currency fluctuations on U.S. denominated obligations of our U.K. subsidiary.

Provision for income taxes

We recorded an income tax provision of approximately $138 and $180, for the six months ended June 30, 2009 and 2008, respectively. The income tax provisions in both periods primarily represent the statutory requirements for state taxes.

Discontinued operations

Bell Fax, Inc.

In October 1999, we ceased the operations of Bell Fax, Inc. (“Bellfax”), a wholly-owned subsidiary. Bellfax was engaged in the sale and rental of telecommunication equipment and operating international routes. In the first quarter of 2008, management determined that the remaining liabilities of Bellfax were no longer required. Accordingly, $226, net of income tax of $11, was recorded as income from discontinued operations for the six months ended June 30, 2008.

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

     Comparison of Three Months Ended June 30, 2009 and 2008 ($ in thousands)

     Trading revenues and cost of trading revenues

 Trading revenues decreased 37.2% to $77.3 million for the three months ended June 30, 2009 from $123.0 million for the three months ended June 30, 2008. The decrease in trading revenues was due to a decrease in the volume of minutes traded by our members and, to a lesser extent, a lower average trade rate for minutes bought and sold on our exchange. Specifically, the factors affecting trading revenues included:

A total of 2.6 billion minutes were bought and sold on our exchange in the three months ended June 30, 2009, a decrease of 27.0% from the 3.55 billion minutes that were bought and sold in the three months ended June 30, 2008. This decrease was due to 291 million completed calls in the three months ended June 30, 2009, representing a 42.2% decrease from the 503 million completed calls for the three months ended June 30, 2008.  In the second half of 2008, we began a concerted effort to increase traffic quality and the ACD of calls on our exchange. These measures included eliminating and streamlining many of the routes offered. This process, which was completed in the fourth quarter of 2008, contributed to a decline in the number of minutes bought and sold on our exchange. In addition, the global economic recession has had a negative impact on certain of our members’ trading activity, including the prepaid calling card industry.  We believe that our decision in 2008 to streamline some of our routes will positively influence our business in the long term, as evidenced by the continued increase in the ACD to 4.5 minutes per call on our exchange for the three months ended June 30, 2009 from 3.5 minutes per call for the three months ended June 30, 2008. We believe that volatility in average call duration is expected to continue currently and in the future as a result of the mix of geographic markets and the mix of fixed versus mobile minutes traded on our exchange.

As a result of decreases in trading revenues, cost of trading revenues decreased 37.2% to $77.3 million for the three months ended June 30, 2009 from $123.1 million for the three months ended June 30, 2008.

     Indirect costs of trading and fee revenues decreased 11.0% to $4.6 million for the three months ended June 30, 2009 from $5.1 million for the three months ended June 30, 2008. This decrease was primarily due to $0.4 million of reduced compensation related expenses.  In addition, this decrease was driven by $0.3 million of moving costs incurred for the relocation of our London switch to a co-location facility in the first half of 2008.   This decrease was partially offset by higher hardware and software maintenance costs of $0.1 million.

     Fee revenues

     Fee revenues decreased 36.1% to $8.7 million for the three months ended June 30, 2009 from $13.6 million for the three months ended June 30, 2008. Fee revenues decreased as a result of decreased trading activities on the exchange and favorable pricing. Average fee revenue per minute was $0.0033 in the three months ended June 30, 2009 compared to $0.0039 in the three months ended June 30, 2008. Average fee revenue per minute decreased primarily as a result of changes in the mix of geographic markets traded, and the trading activity of members on our exchange. In addition, we experienced decreased sales of certain premium service offerings, including decreased fees for providing accelerated payments to members. In the future, we may provide incentives to improve liquidity in our exchange and that, along with members continuing to achieve higher volume levels, may lead to a decline in average fee revenue per minute.

 Our U.K. subsidiary accounted for approximately 27% and 23% of total fee revenues and 44% of total trade revenues in each of the quarters ended June 30, 2009 and 2008, respectively. Our Hong Kong subsidiary accounted for approximately 2.8% and 3.0% of total fee revenues and 2.0% and 1.2% of total trade revenues in the quarters ended June 30, 2009 and 2008, respectively. No single member accounted for more than 10% of total revenues for the quarters ended June 30, 2009 or 2008.

     Sales and marketing

           Sales and marketing expenses decreased 48.4% to $1.8 million for the three months ended June 30, 2009 from $3.6 million for the three months ended June 30, 2008 primarily due to lower compensation related expenses.

General and administrative

General and administrative expenses decreased 11.2% to $2.4 million for the three months ended June 30, 2009 from $2.7 million for the three months ended June 30, 2008. This decrease was principally attributable to a reduction of professional fees of $0.3 million.

Depreciation and amortization

Depreciation and amortization remained flat for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Interest and other income/expense

Interest income decreased to $27 for the three months ended June 30, 2009 from $0.2 million for the three months ended June 30, 2008. This decrease was primarily due to lower average balances in 2009 versus 2008 of invested cash and marketable securities, coupled with lower interest rates. Interest expense increased to $0.2 million for the three months ended June 30, 2009 from $0.1 million for the three months ended June 30, 2008. This increase was principally due to higher fees that we paid under our third party credit arrangements.

Other income (expense), net remained flat for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Foreign currency exchange gain

The foreign currency exchange gain for the three months ended June 30, 2009 increased $3.1 million compared to the three months ended June 30, 2008.  The foreign currency transaction gains (losses) represent the impact of currency fluctuations on U.S. denominated obligations of our U.K. subsidiary.

Provision for income taxes

We recorded an income tax provision of approximately $99 for the three months ended June 30, 2009 and 2008, respectively. The income tax provision in both periods primarily consisted of statutory requirements for state taxes.

Discontinued operations

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

During the six months ended June 30, 2009, our capital expenditures for continuing operations were $1.8 million related primarily to amounts paid for software development, and the purchase of telecommunications switching equipment and computer equipment. At June 30, 2009 we had cash and cash equivalents of $17.8 million and marketable securities of $4.2 million. We also are party to a $25.0 million lending facility with Silicon Valley Bank (“SVB”), under which we can borrow against our accounts receivable and general corporate assets. As of June 30, 2009, $3.6 million was outstanding under this facility. Our current credit facility with SVB expires on November 26, 2010.

The Company and SVB entered into a Non-Recourse Receivable Purchase Agreement on November 28, 2005 (“SVB Receivable Agreement”) whereby SVB agrees to buy from us all right and title to and interest in the payment of all sums owing or to be owing from certain Members arising out of certain invoices of such members up to an aggregate of $10 million.  We have determined that the SVB Receivable Agreement does not qualify for sale treatment pursuant to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — A Replacement of FASB Statement 125” (“SFAS 140”). Specifically, we do does not believe the transfer of receivables meets the first condition set forth in paragraph 9(a) of SFAS 140, requiring the isolation of the transferred assets from the transferor. Settlement of transferred receivables is routinely made by members by making payments on account rather than paying off specific invoices. In addition, since we net our members’ buying and selling activity, certain invoices are settled via buying a member’s activity on the exchange. Remittances received from members in payment of receivables are commingled our assets as such are not deemed to be “put presumptively beyond the reach of the transferor and its creditors,” as required under SFAS 140. In accordance with SFAS 140, we record the proceeds from the sale of receivables under the SVB Receivable Agreement as a liability until sums received from customers are remitted to SVB.

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

We believe that our current cash balances and cash flows from operating activities should be sufficient for us to fund our current operations for the foreseeable future. To the extent we require additional capital to fund our working capital or capital expenditures, we intend to draw down on our existing SVB credit facility and/or seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all, particularly in light of the reduced availability of credit in the current credit environment.

The following table sets forth components of our cash flows for the following periods:

	Six Months Ended June 30,
	2008	2009
Net cash provided by operating activities - continuing operations	$840	$775
Net cash used in operating activities for discontinued operations	(1,280)	(373)
Net cash provided by investing activities - continuing operations	7,413	1,957
Net cash provided by investing activities for discontinued operations	21	—
Net cash used in financing activities	(15,149)	(1,210)

Cash provided by operating activities - continuing operations

Cash provided by operating activities - continuing operations for the six months ended June 30, 2009 of $0.8 million was comprised of a net loss of $1.5 million, certain adjustments for non-cash charges including depreciation and amortization of $3.6 million, non-cash compensation of $1.0 million, foreign currency exchange gain of $2.8 million and a net change in operating assets and liabilities of $0.5 million. The net change in operating assets and liabilities was primarily driven by a decline in trading volume on our exchange. Cash used in operating activities for discontinued operations was $0.4 million for the six months ended June 30, 2009.

     Cash provided by operating activities - continuing operations for the six months ended June 30, 2008 of $0.8 million was comprised of net income of $0.4 million, and adjustments for non-cash charges including depreciation and amortization of $3.7 million, non-cash compensation of $1.5 million, an impairment charge of $0.3 million and a net change in operating assets and liabilities of ($4.9) million. The net change in operating assets and liabilities includes a reduction in accounts receivable and accounts payable due to a decline in volume, coupled with decreased average revenues per minute. Accounts payable also decreased due to payments made in 2008 for certain legal expenses and capital spending incurred during 2007. The net change in operating assets and liabilities also reflects prepayments for insurance and certain hardware and software contracts and an increase in the VAT receivable for our U.K. subsidiary.  Cash used in operating activities for discontinued operations was $1.3 million for the six months ended June 30, 2008.

Cash provided by investing activities continuing operations and discontinued operations

Total capital expenditures for the six months ended June 30, 2009 were $1.8 million related primarily to the purchase of capitalized software and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the six months ended June 30, 2009 were $3.5 million and $7.3 million, respectively.

Total capital expenditures for the six months ended June 30, 2008 were $3.4 million related primarily to the purchase of capitalized software and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the six months ended June 30, 2008 were $11.2 million and $22.0 million, respectively.

Cash used in financing activities

Cash used in financing activities for the six months ended June 30, 2009 was primarily attributable to the purchase of treasury shares in accordance with stock repurchase plans approved by our Board of Directors.

Cash used in financing activities for the six months ended June 30, 2008 was primarily attributable to the one-time special cash distribution of approximately $10.0 million. The special cash distribution was paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. In addition, $1.8 million was utilized for the acquisition of Company stock in accordance with the 2007 Repurchase Plan, which was adopted and announced on June 11, 2007, and $3.9 million was utilized for the acquisition of Company stock in accordance with the May 2008 Repurchase Plan, which was adopted and announced on May 22, 2008. We also paid $0.5 million in notes payable and received an advance of $1.0 million under the SVB Receivable Agreement.

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

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on our exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on our exchange. As part of managing the credit risk associated with buyers on our exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

•
Netting. We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the six months ended June 30, 2009, 27% of our trading revenues were offset by selling activity.

•
Credit risk assessment and underwriting. GMAC, Euler Hermes (“Euler”), and SVB provide us with credit risk assessment and credit underwriting services. Under the terms of our agreements, GMAC, Euler and SVB assume the credit risk of selected members so that they may purchase voice calls or capacity on our exchange.

•	Self underwriting. Members can self-finance a credit line with us by prepaying, posting a cash deposit or letter of credit or by placing money in escrow.

•
CreditWatch system. We enter a credit line for each member into our CreditWatch system. This credit line is the sum of the GMAC credit line, Euler credit line, SVB credit line, selling activity, other cash collateral and internal credit. The CreditWatch system regularly monitors a member’s net trading balance and sends email alerts to each member who surpasses 50%, 75% and 90% of its available credit limit and is able to automatically suspend a member’s ability to buy as its net balance reaches its total credit line.

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

We occasionally issue internal credit lines to our members based on our review of a member’s financial statements and payment history with us. These internal credit lines may be in excess of the credit lines issued by our third party underwriters. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. We have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. In 2009, approximately 69% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which our third party underwriters covered 28%. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues which could materially affect our results of operations.

On June 23, 2009, we issued a standby letter of credit through SVB with an approximate limit of $0.1 million on behalf of one of our members to guarantee payment obligations for a certain promotional and interim termination rate agreement.  The letter of credit expires on March 31, 2010.

Pursuant to the terms of our agreements with each of GMAC, Euler, and SVB, we are required to pay aggregate minimum annual commissions of $0.5 million. Our agreements to provide credit risk assessment and credit underwriting services with GMAC and Euler expire on May 31, 2010. Our agreement with SVB expires on November 26, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest rate exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at June 30, 2009 or December 31, 2008. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and at June 30, 2009 our portfolio maturity was relatively short in duration. Assuming an average investment level in short-term interest bearing securities of $17.8 million, which is the balance of cash and cash equivalents at June 30, 2009, a one-percentage point decrease in the applicable interest rate would result in a $178 decrease in interest income annually.

Under the terms of our credit agreement with SVB, our borrowings bear interest at the prime rate, subject to a minimum 4.0% rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10 assuming $1.0 million of borrowings. At June 30, 2009, we had $3.6 million of outstanding borrowings under this agreement.

Item 4.   Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2009. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

From time to time, the Company is involved in legal proceedings in the ordinary course of our business. The litigation process is inherently uncertain, and we cannot guarantee that the outcomes of the following proceedings and lawsuits will be favorable for us or that they will not be material to our business, results of operations or financial position. However, we do not currently believe that these matters will have a material adverse effect on our business, results of operations or financial position.

NNP Communications, LLC versus  Arbinet Corporation

On June 10, 2009 the Company was notified that a demand for Arbitration had been filed with the American Arbitration Association against the Company by NNP Communications, LLC ("NNP"), a former member of the Company’s exchange. The demand alleges damages in the amount of $9.5 million for alleged claims for breach of contract, unjust enrichment, fraud, tortious interference with contract and unfair competition. The Company filed a response on July 8, 2009 denying the allegations and asserting a counterclaim for breach of contract and negligent misrepresentation.  The Company also filed a claim against an affiliated entity of NNP, Savontel Communications, Inc., another former member of the exchange, for breach of contract and recovery of unpaid invoices.

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

 (c) Purchase of Equity Securities by the Issuer and Affiliated Purchases

The following table provides information as of and for the quarter ended June 30, 2009 regarding shares of our common stock that were repurchased (i) under the November 2008 Repurchase Plan and (ii) in connection with tax withholding obligations upon vesting of shares of restricted stock under our 2004 Stock Incentive Plan, as amended (the “2004 Plan”).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Cost of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)
November 2008 Repurchase Plan (1)
Balance at beginning of period	1,499,720	$1.91	$2,869,000	$2,131,000
4/1/09 - 4/30/09	90,239	1.71	154,000	1,977,000
5/1/09 - 5/31/09	30,000	1.97	59,000	1,918,000
6/1/09 - 6/30/09	10,774	1.86	20,000	1,898,000

Total	1,630,733	$1.90	$3,102,000	$1,898,000

2004 Plan (2)
4/1/09 - 4/30/09	—	—	—	N/A
5/1/09 - 5/31/09	—	—	—	N/A
6/1/09 - 6/30/09	1,614	$1.63	$3,000	N/A
Total	1,614	$1.63	$3,000	N/A

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

(2)
Pursuant to the 2004 Plan, we withheld shares of common stock in connection with tax withholding obligations upon vesting of shares of restricted stock. The 2004 Plan was originally filed with the Securities and Exchange Commission on November 29, 2004 and became effective on December 14, 2004. The 2004 Plan was amended on April 15, 2005, February 22, 2006 and October 1, 2006, and expires on December 14, 2014.

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

Item 4. Submission of Matters to a Vote of Security Holders.

              Our 2008 Annual Meeting of Stockholders was held on June 16, 2009.

There were present at our Annual Meeting in person or by proxy stockholders holding an aggregate of 19,408,412 shares of our common stock out of a total number of 22,039,280 shares of common stock issued and outstanding and entitled to vote at the meeting.

At the Annual Meeting, three Class II Directors were elected to serve until the 2012 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified by the following votes:

	Number of Shares of Common Stock

Nominee	Votes For	Votes Withheld
Stanley C. Kreitman	19,049,887	358,525

Robert M. Pons	19,227,631	180,781

David C. Reymann	19,275,370	133,042

     The following persons are the Class I and Class III Directors whose terms of office continued after the Annual Meeting: William M. Freeman, Jose A. Cecin, Jr., and John B. Penney (each Class I, with terms expiring in 2011) and Shawn F. O’Donnell and Jill Thoerle (each Class III, with terms expiring in 2010).

An amendment to the Company’s amended and restated certificate of incorporation to change the Company’s name from “Arbinet-thexchange, Inc. to “Arbinet Corporation” was approved by a vote of 19,326,362 shares. A total 32,656 shares voted against the proposal and a total of 49,394 shares abstained from voting.

An amendment to authorize the Board of Directors of the Company, at their discretion within twelve months of the Annual Meeting,  to amend and restate the Company’s certificate of incorporation to (a) effect a reverse stock split of one of four reverse split ratios (the “Reverse Stock Split”)  and (b) decrease the number of authorized shares of the Company’s common stock on a basis proportional to the Reverse Stock Split ratio (together, the “Reverse Stock Split Amendment”), was approved by a vote of 18,336,285 shares. A total 1,033,235 shares voted against the Reverse Stock Split Amendment and a total of 38,892 shares abstained from voting on the Reverse Stock Split Amendment.

Item 6.   Exhibits.

Exhibit No.	Description of Exhibit

3.1
Amendment to Arbinet Corporation’s Amended and Restated Certificate of Incorporation, dated June 16, 2009 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2009).

10.1
First Amendment, dated as of June 16, 2009, to the Employment Agreement by and between Arbinet Corporation and Shawn F. O’Donnell (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2009).

10.2
First Amendment, dated as of June 16, 2009, to the Separation and Transition Services Agreement by and between Arbinet Corporation and William M. Freeman (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2009).

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

* *Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBINET CORPORATION

Date: August 7, 2009	/s/ Shawn F. O’Donnell
Shawn F. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ John B. Wynne, Jr.
Date: August 7, 2009	John B. Wynne, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1
Amendment to Arbinet Corporation’s Amended and Restated Certificate of Incorporation, dated June 16, 2009 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2009).

10.1
First Amendment, dated as of June 16, 2009, to the Employment Agreement by and between Arbinet Corporation and Shawn F. O’Donnell (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2009).

10.2
First Amendment, dated as of June 16, 2009, to the Separation and Transition Services Agreement by and between Arbinet Corporation and William M. Freeman (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2009).

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