Form 10-Q
period 2009-09-30
ARBINET Corp
filed 2009-11-05
CIK 1136655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______ to _______

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No:  ☒

Indicate the number of shares outstanding of the issuer’s class of common stock, as of November 2, 2009:

Class	Number of Shares
Common Stock, par value $0.001 per share	22,006,260

ARBINET CORPORATION

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.
(Information Related to September 30, 2008 and 2009 is Unaudited)
	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2008 and September 30, 2009	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2009	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2009	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6.	Exhibits	23
SIGNATURES		24

This Quarterly Report on Form 10-Q contains forward-looking statements regarding anticipated future revenues, growth, capital expenditures, management’s future expansion plans, expected product and service developments or enhancements, and future operating results.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as: “believes,” “expects,” “intends,” “may,” “will,” “should,” “seeks,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  Various important risks and uncertainties may cause our actual results to differ materially from the results indicated by these forward-looking statements, including, without limitation: members (in particular, significant trading members) not trading on our exchange or utilizing our new and additional services; continued volatility in the volume and mix of trading activity; our uncertain and long member enrollment cycle; the failure to manage our credit risk; failure to manage our new wholesale offerings; pricing pressure; investment in our management team and investments in our personnel; disruption or uncertainty resulting from recent changes in senior management; regulatory uncertainty; system failures, human error and security breaches that could cause us to lose members and expose us to liability; our ability to obtain and enforce patent protection for our methods and technologies; losses in efficiency due to cost cutting and restructuring initiatives; decreased trading volumes due to our efforts to increase call quality on our exchange; and economic conditions and volatility of financial markets, decreased availability of credit to us or buyers on our exchange, and the impact they may have on us and our members.  For a further list and description of the risks and uncertainties we face, please refer to Part I, Item 1A of the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2009, and other filings that have been filed with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise and such statements are current only as of the date they are made.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ARBINET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND SEPTEMBER 30, 2009
($ in thousands)

	December 31, 2008	September 30, 2009
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,224	$18,345
Marketable securities	7,926	6,264
Trade accounts receivable (net of allowance of $2,071 and $2,546)	28,176	19,920
Prepaids and other current assets	3,476	1,777
Total current assets	55,802	46,306
Property and equipment, net	20,868	18,471
Security deposits	2,130	1,678
Intangible assets, net	163	155
Other assets	395	323
Total Assets	$79,358	$66,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to Silicon Valley Bank	$371	$965
Accounts payable	12,924	8,258
Deferred revenue	2,770	1,680
Accrued and other current liabilities	7,552	6,744
Current liabilities of discontinued operations	473	100
Total current liabilities	24,090	17,747
Long-term debt	3,600	3,600
Deferred rent	1,862	2,004
Other long-term liabilities	61	65
Total liabilities	29,613	23,416
Commitments and Contingencies (See Note 9.)
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized, 0 shares issued	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized, 26,538,245 and 26,699,413 shares issued	27	27
Additional paid-in-capital	173,867	175,423
Treasury stock, 3,998,819 and 4,697,553 shares	(15,852)	(17,076)
Accumulated other comprehensive income	3,576	2,234
Accumulated deficit	(111,873)	(117,091)
Total Stockholders’ Equity	49,745	43,517
Total Liabilities and Stockholders’ Equity	$79,358	$66,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBINET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2009
($ in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Trading revenues	$94,956	$75,862	$330,400	$231,019
Fee revenues	11,702	8,080	38,003	26,001
Total revenues	106,658	83,942	368,403	257,020

Cost of trading revenues	95,112	75,810	330,696	231,170
Indirect cost of trading and fee revenues	4,840	4,355	15,258	13,843
Total cost of trading and fee revenues	99,952	80,165	345,954	245,013

Gross profit	6,706	3,777	22,449	12,007

Cost and expenses:
Sales and marketing	2,409	1,997	8,200	5,659
General and administrative	2,162	2,476	8,292	7,513
Depreciation and amortization	1,921	1,788	5,637	5,400
Severance charges	1,277	361	1,277	361
Impairment charges	476	—	476	—
Total costs and expenses	8,245	6,622	23,882	18,933

Loss from operations	(1,539)	(2,845)	(1,433)	(6,926)
Interest income	181	20	823	107
Interest expense	(134)	(197)	(443)	(520)
Foreign currency transaction gain (loss)	(2,372)	(685)	(2,360)	2,081
Other income (expense), net	94	66	178	237
Loss from continuing operations before income taxes	(3,770)	(3,641)	(3,235)	(5,021)
Provision for income taxes	331	59	511	197
Loss from continuing operations	(4,101)	(3,700)	(3,746)	(5,218)
Discontinued operations:
Loss from discontinued operations, net of income tax of $0 for the three months ended September 30, 2008 and 2009 and $11 and $0 for the nine months ended September 30, 2008 and 2009, respectively	(673)	—	(2,129)	—
Net loss	(4,774)	(3,700)	(5,875)	(5,218)
Net loss attributable to common stockholders	$(4,774)	$(3,700)	$(5,875)	$(5,218)
Basic net loss per share:
Continuing operations	$(0.18)	$(0.17)	$(0.15)	$(0.24)
Discontinued operations	(0.03)	—	(0.09)	—
Net loss	$(0.21)	$(0.17)	$(0.24)	$(0.24)
Diluted net loss per share:
Continuing operations	$(0.18)	$(0.17)	$(0.15)	$(0.24)
Discontinued operations	(0.03)	—	(0.09)	—
Net loss	$(0.21)	$(0.17)	$(0.24)	$(0.24)
Dividends declared per common share	$—	$—	$0.40	$—
Shares used in computing basic net loss per share	23,067,698	21,650,782	24,314,886	21,775,704
Shares used in computing diluted net loss per share	23,067,698	21,650,782	24,314,886	21,775,704
Other comprehensive loss:
Net loss	$(4,774)	$(3,700)	$(5,875)	$(5,218)
Cumulative unrealized gain (loss) in available-for-sale securities	(52)	—	(60)	(2)
Foreign currency translation adjustment	1,274	462	1,275	(1,340)
Comprehensive loss	$(3,552)	$(3,238)	$(4,660)	$(6,560)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBINET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2009
($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2009

Cash flows from operating activities:
Net loss	$(5,875)	$(5,218)
Loss from discontinued operations	(2,129)	—
Loss from continuing operations	(3,746)	(5,218)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,637	5,400
Stock-based compensation expense	1,398	1,535
Impairment charge	476	—
Foreign currency transaction (gain) loss	2,360	(2,081)
Changes in operating assets and liabilities:
Trade accounts receivable, net	871	8,116
Other current assets, security deposits and other assets	(2,019)	2,271
Accounts payable	(5,261)	(4,524)
Deferred revenue, accrued expenses and other current liabilities	(134)	(1,983)
Other long-term liabilities	(648)	139
Net cash provided by (used in) operating activities	(1,066)	3,655
Net cash used in discontinued operations	(1,381)	(373)

Cash flows from investing activities:
Purchases of property and equipment	(5,186)	(2,627)
Net proceeds from the sale of Broad Street Digital’s assets	153	—
Purchases of marketable securities	(18,142)	(6,640)
Proceeds from sales and maturities of marketable securities	25,200	8,300
Net cash provided by (used in) investing activities	2,025	(967)
Net cash used in discontinued investing activities	(461)	—

Cash flows from financing activities:
Special cash distribution	(10,016)	—
Advances from Silicon Valley Bank, net	464	595
Proceeds from exercise of stock options	66	—
Purchase of treasury shares	(9,119)	(1,224)
Issuance of common stock	—	24
Notes payable	(493)	—
Payments on obligations under capital leases	(7)	—
Net cash used in financing activities	(19,105)	(605)
Effect of foreign exchange rate changes on cash	(192)	411
Net increase (decrease) in cash and cash equivalents	(20,180)	2,121
Cash and cash equivalents, beginning of year	28,556	16,224
Cash and cash equivalents, end of period	$8,376	$18,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBINET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The accompanying interim condensed consolidated financial statements include the accounts of Arbinet Corporation (“Arbinet” or the “Company”) and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all adjustments (consisting of normal, recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Reclassifications

The Company reclassified certain costs and expenses in 2008 to conform to the current period’s presentation in the condensed consolidated statements of operations.

Effects of Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method and also requires expanded disclosures.  The update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“ASC” or the “Codification”) as the source of authoritative GAAP recognized by the FASB for non-governmental entities. The Codification is effective for financial statements issued for reporting periods that end after September 15, 2009. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”); therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of July 1, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The guidance is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued guidance which amends the accounting for previously issued guidance for assets and liabilities arising from contingencies in a business combination. The new guidance requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement is based on the best estimate in accordance with the Accounting for Contingencies topic of the ASC. The Company adopted this guidance as of January 1, 2009 in connection with the adoption of the related previously issued guidance.

In April 2009, the FASB issued three standards in order to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

•
The first standard relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The standard is effective for interim and annual periods ending after June 15, 2009.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

•
The second standard is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The standard requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The standard is effective for interim and annual periods ending after June 15, 2009.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

•
The third standard relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. This standard requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value and is effective for interim and annual periods ending after June 15, 2009.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

Fair Value Measurements

In 2006, the FASB issued an accounting standard which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The standard is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. The standard does not expand or require any new fair value measures, however its application may change current practice. The Company adopted the standard for financial assets and liabilities effective January 1, 2008 and for non financial assets and liabilities effective January 1, 2009. The adoption of the standard, which primarily affected the valuation of cash equivalents and marketable securities, did not have a material effect on our consolidated financial position or results of operations.

Fair value is defined under the standard as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standard also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The following table presents assets measured at fair value on a recurring basis as of September 30, 2009 by the valuation hierarchy:

	Level 1	Level 2	Level 3	Carrying Value
Cash equivalents (1)	$5,770	—	—	$5,770
Marketable securities (2)	$6,264	—	—	$6,264
Long-term debt (3)	—	$3,600	—	$3,600

(1)	Cash equivalents consist of money market funds.
(2)	Marketable securities primarily consist of commercial paper, corporate bonds, and US government securities.
(3)	Long-term debt consists of borrowings against the $25.0 million lending facility with Silicon Valley Bank (“SVB”).

2.	EARNINGS PER SHARE

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

The following is a reconciliation of the basic weighted average number of common shares outstanding to diluted weighted average number of common and common share equivalent shares outstanding:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
Basic number of common shares outstanding	23,067,698	21,650,782	24,314,886	21,775,704
Dilutive effect of unvested restricted stock, restricted stock units, stock options and warrants	—	—	—	—
Dilutive number of common and common share equivalents	23,067,698	21,650,782	24,314,886	21,775,704

For the nine months ended September 30, 2008 and 2009, outstanding stock options of 3,535,025 and 2,968,667 respectively, have been excluded from the above calculations because the effect on net loss per share would have been antidilutive. For the nine months ended September 30, 2008 and 2009, 1,439 warrants have been excluded from the above calculations because the effect on net loss per share would have been antidilutive. Unvested restricted stock units of 462,238 and 253,733 have been excluded from the above calculations for the nine months ended September 30, 2008 and 2009, respectively, as the impact would have been antidilutive.

3.	INCOME TAXES

The Company recorded an income tax provision of $331 and $59 for the three months ended September 30, 2008 and 2009, respectively, and $511 and $197 for the nine months ended September 30, 2008 and 2009, respectively. The income tax provision in 2008 and 2009 is based upon the Company’s estimated effective annual domestic federal tax rate of approximately 13.8% and 0.1%, respectively, as well as the impact of state capital tax minimum.  The difference between the federal statutory tax rate and the estimated effective tax rate in both years is primarily related to the impact of state taxes and foreign losses for which the Company is unable to recognize a tax benefit.

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

Foreign income tax returns are generally subject to examination for a period of three to nine years after filing of the respective return. The Company is currently under examination in the United Kingdom for its 2004 and 2005 tax years. In the event that the Company’s income tax examination in the United Kingdom concludes within the next twelve months, the Company’s total amounts of unrecognized tax benefits, excluding related estimated interest and penalties, may change. However, the Company has recorded a full tax valuation allowance on its balance sheet, and this item will have no impact on our consolidated results of operations.

4.	DISCONTINUED OPERATIONS

Bell Fax, Inc.

In October 1999, the Company ceased the operations of Bell Fax, Inc. (“Bellfax”), a wholly-owned subsidiary. Bellfax was engaged in the sale and rental of telecommunication equipment and operating international routes. In the first quarter of 2008, management determined that the remaining liabilities of Bellfax were no longer required. Accordingly, $226, including an income tax benefit of $11, was recorded as income from discontinued operations for the nine months ended September 30, 2008.

Digital Media

To increase resources available for its core business, during the second quarter of 2008, the Company made a decision to cease all activities related to the digital media market. As a result, the digital media segment has been presented as a discontinued operation in the accompanying financial statements for all periods presented.

Summarized financial information for discontinued operations is shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Total revenues	$87	$—	$647	$—

(Loss) from discontinued operations, before income tax	$(673)	$—	$(2,140)	$—
Income tax benefit	—	—	11	—
(Loss) from discontinued operations, net of taxes	$(673)	$—	$(2,129)	$—

	At December 31, 2008	At September 30, 2009
Liabilities:
Accounts payable (1)	$303	$100
Accrued and other current liabilities	170	—
Current liabilities of discontinued operations	$473	$100

(1)	Amounts represent royalty payments received by the Company.

As a result of the decision to cease activities of digital media and its presentation as discontinued operations, the Company operates as one reporting segment.

5.	STOCKHOLDERS’ EQUITY

The table below summarizes the issued share activity for the Company’s common stock since December 31, 2008. Treasury shares held by the Company are included in these balances:

Balance as of December 31, 2008	26,538,245
Retirement of restricted stock	(45,366)
Grants of restricted stock	45,500
Exercise of options	161,034
Balance as of September 30, 2009	26,699,413

On June 11, 2007, the Board of Directors of Arbinet authorized the repurchase of up to $15.0 million of the Company’s common stock at any time and from time to time (the “2007 Repurchase Plan”). On February 26, 2008 the Company’s Board of Directors terminated the 2007 Repurchase Plan, under which an aggregate of 838,797 shares had been purchased. The aggregate cost of the Company’s common stock repurchased under the 2007 Repurchase Plan was approximately $4.7 million.

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

On November 4, 2008, the Board of Directors of the Company authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time in the open market (the “November 2008 Repurchase Plan”). On November 21, 2008, the Board of Directors of the Company authorized an amendment to the November 2008 Repurchase Plan. Under the amendment, stock repurchases will also be made from time to time through privately negotiated transactions in compliance with applicable laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. As of September 30, 2009, the Company had repurchased 1,657,341 shares of common stock under the November 2008 Repurchase Plan for approximately $3.2 million. In the nine months ended September 30, 2009, 698,734 shares were repurchased for approximately $1.2 million.

Except as specifically amended, the November 2008 Repurchase Plan remains in full force and effect in accordance with its terms,  may be suspended or terminated by the Board of Directors at any time without prior notice, and has no expiration date.

6.	SEVERANCE CHARGES

In September 2009, the Company recorded severance charges related to a resignation agreement entered into with our former Chief Financial Officer.  Additionally, pursuant to management’s decision to close the New Brunswick, New Jersey office, certain employees of the Company received severance and/or retention agreements. Benefits to the terminated employees were provided pursuant to a severance plan that used a standard formula of paying benefits based upon tenure with the Company and required employees to render service through various dates to receive the severance and/or retention payments. Based upon the service requirement, the severance and retention costs qualify as one-time employee termination benefits.  Accordingly, the liability for the termination benefits was measured initially at the communication date of September 1, 2009 based on the fair value of the liability as of the termination date and is being recognized ratably over each employee’s applicable service period.

The table below shows the amount of charges and cash payments related to the Company’s restructuring liabilities.

Balance as of December 31, 2008	$182
Cash payments	(148)
Severance	361
Balance as of September 30, 2009	$395

As of September 30, 2009, $395 is recorded in accrued and other current liabilities in the accompanying balance sheet.

7.	MARKETABLE SECURITIES

The Company’s available-for-sale securities are valued using quoted market prices. Gross realized gains and losses from the sale of its securities were not material for the three and nine months ended September 30, 2009 or the year ended December 31, 2008. All of the Company’s marketable securities at September 30, 2009 have a maturity of one year or less. As of December 31, 2008 and September 30, 2009, the Company’s net unrealized gains in its securities were not material. The following is a summary of the Company’s marketable securities by type:

	At December 31,	At September 30,
	2008	2009
Commercial paper	$1,996	$2,573
U.S. Government and federal agency obligations	2,002	1,960
Certificates of deposit	750	1,150
Corporate bonds	3,178	757
Money market funds	5,369	5,494
	13,295	11,934
Less: amounts classified as cash equivalents	(5,369)	(5,670)
Total marketable securities	$7,926	$6,264

There were no individual marketable securities that carried an unrealized loss for the twelve consecutive months ending September 30, 2009.

8.	STOCK-BASED COMPENSATION

The Company has stock-based compensation plans under which employees, members of the board of directors and non-employees of the Company have been granted stock options to purchase shares of Company’s common stock at the fair market value at the time of grant. In addition to stock options, the Company grants restricted stock units, restricted stock and performance share units to certain management-level employees and members of the board of directors. The Company recognizes the fair value of stock-based compensation in our consolidated statements of operations on a straight line basis over the requisite service period.  The total stock-based compensation recognized during the three and nine months ended September 30, 2008 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Indirect costs of trading and fee revenues	$(19)	$79	$264	$277
Sales and marketing	115	116	482	304
General and administrative	(155)	355	652	954
	$(59)	$550	$1,398	$1,535

On September 9, 2009, the Company granted 17,500 shares of restricted stock awards to the former Chief Financial Officer. The fair value per share at the date of grant was $2.23. These awards vest on November 15, 2009.

On June 16, 2009, the Company granted 28,000 shares of restricted stock awards to certain members of the Company’s Board of Directors. The fair value per share at the date of grant was $1.72. These awards vest one-third annually on the anniversary date of the grant.

Prior to January 1, 2009, expected volatilities were based on historical realized volatility of the stock of the Company and guideline companies.  Beginning in 2009, the Company calculates the expected volatilities based solely on the historical realized volatility of the stock of the Company. The impact of this change was not material.

In 2008, the estimated forfeitures of certain groups of options were revised as a result of management changes and work force reductions. This resulted in a reduction of $0.8 million for the three and nine months ended September 30, 2008, in stock based compensation expense.

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

NNP Communications, LLC versus Arbinet-thexchange, Inc.

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

10.	LONG-TERM DEBT

In November 2008, the Company entered into a $25.0 million lending facility, under which the Company can borrow against its accounts receivable and general corporate assets.  The credit facility bears interest at a rate of prime with a minimum 4.0% annual rate.  The rate at September 30, 2009 was 4.0%.  As of September 30, 2009 and December 31, 2008, $3.6 million was outstanding under this facility.  This credit facility expires on November 26, 2010.

The Company and SVB entered into a Non-Recourse Receivable Purchase Agreement on November 28, 2005 (“SVB Receivable Agreement”) whereby SVB agrees to buy from the Company all right and title to and interest in the payment of all sums owing or to be owing from certain exchange members arising out of certain invoices of such members up to an aggregate of $10 million. The agreement bears interest at a rate of prime, with a minimum of 4.0% annual rate and expires on November 26, 2010. The Company has determined that the SVB Receivable Agreement does not qualify for sale treatment pursuant to authoritative accounting guidance.  Specifically, the Company does not believe the transfer of receivables meets the first condition, requiring the isolation of the transferred assets from the transferor. Settlement of transferred receivables is routinely made by members by making payments on account rather than paying off specific invoices. In addition, since the Company nets its members’ buying and selling activity, certain invoices are settled via buying a member’s activity on the exchange. Remittances received from members in payment of receivables are commingled with the Company’s assets as such and are not deemed to be put presumptively beyond the reach of the transferor and its creditors. The Company records the proceeds from the sale of receivables under the SVB Receivable Agreement as a liability until sums received from customers are remitted to SVB.  The liability recorded under this agreement was $965 and $371 as of September 30, 2009 and December 31, 2008, respectively.

11.	RELATED PARTY TRANSACTIONS

The Company entered into three Non-Qualified Stock Option Agreements dated July 13, 2007, February 7, 2008 and March 24, 2009 with Alex Mashinsky, a member of the Company’s Board of Directors until his resignation on March 1, 2009, in connection with consulting services beyond the scope rendered as a board member. The Company recognized a total of $18 and $58 in expense pursuant to these agreements during the three months ended September 30, 2008 and 2009, respectively, and $143 and $151 during the nine months ended September 30, 2008 and 2009, respectively.

The former Chief Financial Officer, who was active through the third quarter of 2009, is also a Partner in Tatum LLC (“Tatum”), an executive services and consulting firm. The Company entered into an agreement with Tatum to hire a Controller, in September 2007, on an interim basis. The Company recognized a total of $70 and $0 in compensation related expense pursuant to this agreement during the three months ended September 30, 2008 and 2009, respectively, and $208 and $0 during the nine months ended September 30, 2008 and 2009, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading wholesale international voice and data communications service provider.  We operate an electronic market for trading, routing and settling communications capacity. Members of our exchange, consisting primarily of communications services providers, buy and sell voice minutes and Internet capacity through our centralized, efficient and liquid marketplace. Communications services providers that do not use our exchange generally individually negotiate and buy access to the networks of other communications services providers to send voice calls and Internet capacity outside of their networks. We believe that our exchange marketplace provides a cost-effective and efficient alternative to these direct connections. With a single interconnection to our exchange, members have access to all of our other members’ networks. Members or their agents place orders through our web-based interface. Sellers or their agents on the exchange post sell orders to offer voice calls and Internet capacity for specific destinations, or routes, at various prices. We independently assess the quality of these routes and include that information in the sell order. Buyers place buy orders based on route quality and price and are matched to sell orders by our trading platform and our proprietary software. When a buyer’s order is matched to a seller’s order, the voice calls or Internet capacity are then routed through our state-of-the-art facilities. We invoice and process payments for our members’ transactions and manage the credit risk of buyers through our credit management programs. In addition to the electronic exchange marketplace, we provide traditional wholesale interconnection and business processes for those service providers that prefer this type of arrangement.

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

We changed our name in order to more accurately reflect the business activities of our Company in our name.  Our Company has evolved from only providing an electronic market for trading, routing and settling communications capacity via our exchange to providing a variety of modes of delivery for wholesale voice traffic and the provision of Internet Protocol (IP) services. We have begun to devote a significant portion of our resources in both capital and personnel toward building these additional services.  We believe that the new name better reflects the variety of services and products we offer to our customers and reduces customer confusion.  We also believe that the new name more closely aligns our formal corporate name with our brand and recognizes that our brand has grown so that we are commonly known simply as “Arbinet.”

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

Our fee revenues represent the amounts we derive from buyers and sellers for the following:

•
a monthly minimum fee based on the amount of capacity that members have connected to our switches and overage fees for the number of minutes or megabytes that are routed through our switches in excess of amounts allowed under the monthly minimum, or collectively referred to as access fees, which comprised approximately 79% and 80% of fee revenues for the nine months ended September 30, 2009 and September 30, 2008, respectively;

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

Business Development

We will continue to seek to increase our trading volume. We aim to achieve this by increasing participation on our exchange from existing members, increasing membership on our exchange, expanding our global presence, developing and marketing complementary services and leveraging our 214 licenses to provide wholesale carrier services. We provide two physical ways for customers/suppliers to interconnect with us and exchange traffic. Customers/suppliers connect at exchange delivery points or, EDPs.  We currently have EDPs in New York, Los Angeles, Miami, London, Frankfurt and Hong Kong.  Customers/suppliers can interconnect via IP connections anywhere in the world. We plan to develop, market and expand services that are complementary to our existing offerings, including enhanced trading, credit and clearing services. We may not be successful in doing so due to many factors, including the business environment in which we operate and current adverse global economic conditions.

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

Foreign Currency

The reporting currency for our consolidated financial statements is the United States dollar (USD). The financial position and results of operations of our United Kingdom subsidiary are measured using British Pounds Sterling as the functional currency. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the USD/British pound (GBP) exchange rate. As we anticipate repayment from the United Kingdom subsidiary in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions.  The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009.

    Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and often involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates these estimates, including those related to bad debts, income taxes, long-lived assets, stock based compensation, contingencies and litigation on an ongoing basis. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates due to events beyond our control.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•
Long-lived assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with the authoritative accounting guidance.

•
Income taxes. We have net deferred tax assets, reflecting net operating loss, or NOL, carryforwards and other deductible differences, which may reduce our taxable income in future years. These net deferred tax assets are offset by a valuation allowance resulting in no tax benefit being recognized related to these net deferred tax assets. We are required to periodically assess the realization of our deferred tax assets, and changes in circumstances may require adjustments in future periods. The amount of net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If it becomes more likely than not that we will recognize a future tax benefit from the deferred tax assets, we may reverse some or all of our valuation allowance. When evaluating the ability for us to record a net deferred tax asset, we consider all sources of taxable income as well as all available evidence to determine that it is more likely than not that we will be able to utilize this asset. At December 31, 2008, a full valuation allowance in the amount of $44.0 million was recorded against net deferred tax assets because, at that date, we were unable to conclude that it was more likely than not that we would realize those assets. We will continue to refine and monitor all available evidence during future periods in order to evaluate the recoverability of our deferred tax assets.

The authoritative accounting guidance requires that we recognize in our financial statements the impact of a tax position, if that position is not more likely than not to be sustained on audit, based on the technical merits of the position. Included in the Company’s consolidated balance sheet at September 30, 2009 is approximately $65 of other long-term liabilities associated with uncertain tax positions in the various jurisdictions in which we conduct business.

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

•
Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of members on our exchange to make required payments. The amount of our allowance is based on our historical experience and an analysis of our outstanding accounts receivable balances. If the financial condition of our members deteriorates, resulting in additional risk in their ability to make payments to us, then additional allowances may be required.

•
Litigation reserves.  The establishment of litigation reserves requires judgments concerning the ultimate outcome of pending litigation against us and our subsidiaries. We record a reserve if we believe an adverse outcome is probable and the amount of the probable loss is capable of reasonable estimation. In applying judgment, management utilizes among other things, opinions and estimates obtained from outside legal counsel.

•
Stock-Based Compensation.  All share-based payments to employees, including grants of stock options, are expensed over the requisite service period based on the grant-date fair value of the awards based upon the Black-Scholes valuation method. The estimated forfeitures for certain groups of options were revised in the third quarter of 2008, as a result of recent management changes and work force reductions.

Results of Operations

Comparison of Nine Months Ended September 30, 2009 and 2008 ($ in thousands, except per share information and where otherwise stated)

Trading revenues and cost of trading revenues

Trading revenues decreased 30.1% to $231.0 million for the nine months ended September 30, 2009 from $330.4 million for the nine months ended September 30, 2008. The decrease in trading revenues was due to a decrease in the volume traded by our members and a lower average trade rate for minutes bought and sold on the exchange. Specifically, the factors affecting trading revenues included:

A total of 7.77 billion minutes were bought and sold on our exchange in the nine months ended September 30, 2009, a decrease of 23.5% from the 10.15 billion minutes that were bought and sold in the nine months ended September 30, 2008. There were 0.86 billion completed calls in the nine months ended September 30, 2009, representing a 36.7% decrease from the 1.36 billion completed calls for the nine months ended September 30, 2008.  In the second half of 2008, we began a concerted effort to increase traffic quality and the average call duration (“ACD”) of calls on our exchange. These measures included eliminating and streamlining many of the routes offered. This process, which was completed in the fourth quarter of 2008, contributed to a decline in the number of minutes bought and sold on our exchange. In addition, the global economic recession has had a negative impact on certain of our members’ trading activity, including the prepaid calling card industry.  We believe that our decision in 2008 to streamline some of our routes will positively influence our call quality in the short term and overall business results in the long term, as evidenced by the continued increase in the ACD to 4.5 minutes per call on our exchange for the nine months ended September 30, 2009 from 3.7 minutes per call for the nine months ended September 30, 2008. We believe that volatility in average call duration is expected to continue currently and in the future as a result of the mix of geographic markets and the mix of fixed versus mobile minutes traded on our exchange.

As a result of the decrease in trading revenues, cost of trading revenues decreased 30.1% to $231.2 million for the nine months ended September 30, 2009 from $330.7 million for the nine months ended September 30, 2008.

Indirect costs of trading and fee revenues decreased 9.3% to $13.8 million for the nine months ended September 30, 2009 from $15.3 million for the nine months ended September 30, 2008. This decrease was due to $0.4 million of reduced compensation related expenses.  In addition, $0.4 million of the decrease related to nonrecurring moving costs incurred for the relocation of our London switch to a co-location facility in the first half of 2008. We also incurred lower utilities expense of $0.4 million in connection with the London premises that were exited and a reduction in professional fees of $0.2 million.

Fee revenues

Fee revenues decreased 31.6% to $26.0 million for the nine months ended September 30, 2009 from $38.0 million for the nine months ended September 30, 2008. On a per minute basis, fee revenues decreased to $0.0033 in the nine months ended September 30, 2009 from $0.0037 in the nine months ended September 30, 2008. Average fee revenue per minute decreased as a result of changes in the mix of both geographic markets and the trading activity of members on our exchange. In addition, we experienced decreased sales of certain premium service offerings, including decreased fees for providing accelerated payments to members. In the future, we may provide incentives to improve liquidity in our exchange and that, along with members continuing to achieve higher volume levels, may lead to a decline in average fee revenue per minute.

 Our United Kingdom subsidiary accounted for approximately 27% and 21% of total fee revenues and 24% and 18% of total trade revenues in each of the nine months ended September 30, 2009 and 2008, respectively. Our Hong Kong subsidiary accounted for approximately 3% and 3% of total fee revenues and 2% and 1% of total trade revenues in the nine months ended September 30, 2009 and 2008, respectively. No single member accounted for more than 10% of total revenues for the nine months ended September 30, 2009 and 2008.

Sales and marketing

Sales and marketing expenses decreased 31.0% to $5.7 million for the nine months September 30, 2009 from $8.2 million for the nine months ended September 30, 2008. This decrease was mainly due to lower compensation related expenses of $2.4 million and a reduction in marketing related spending of $0.2 million.

General and administrative

General and administrative expenses decreased 9.4% to $7.5 million for the nine months ended September 30, 2009 from $8.3 million for the nine months ended September 30, 2008. This decrease was primarily related to a reduction in professional fees of $0.9 million partially offset by increased employee compensation related costs of $0.2 million.

Severance charges

Severance charges decreased to $0.4 million for the nine months ended September 30, 2009 from $1.3 million for the nine months ended September 30, 2008.

In September 2009, the Company recorded $0.3 million of severance charges related to a resignation agreement entered into with our former Chief Financial Officer and $0.1 million of one-time employee termination benefits for certain employees of the Company receiving severance and/or retention agreements, related to the closure of our New Brunswick, New Jersey office.

During the third quarter of 2008, we recorded a severance charge of $1.3 million related to a departure and transition services agreement entered into with our former Chief Executive Officer, and a workforce reduction of certain employees in our core voice and data business, including the termination without cause of our Chief Operating Officer and Chief Marketing Officer.

Depreciation and amortization

Depreciation and amortization decreased 4.2% to $5.4 million for the nine months ended September 30, 2009 from $5.6 million for the nine months ended September 30, 2008. This decrease was primarily attributable to certain assets becoming fully depreciated.

Interest and other income/expense

Interest income decreased 87.0% to $0.1 million for the nine months ended September 30, 2009 from $0.8 million for the nine months ended September 30, 2008. This decrease was primarily due to lower average invested amounts of cash, cash equivalents and marketable securities in 2009 versus 2008, coupled with lower interest rates. Interest expense, increased 17.6% to $0.5 million for the nine months ended September 30, 2009 from $0.4 million for the nine months ended September 30, 2008. This increase principally reflects fees that we paid under our third party credit arrangements. Other income (expense), net which was $0.2 million for the nine months ended September 30, 2009 and 2008, principally reflects late fees charged to our members.

Foreign currency transaction gain (loss)

The foreign currency transaction gain for the nine months ended September 30, 2009 increased $4.4 million compared to the nine months ended September 30, 2008.  The foreign currency transaction gain is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than a subsidiary’s functional currency.

Provision for income taxes

We recorded an income tax provision of approximately $197 and $511, for the nine months ended September 30, 2009 and 2008, respectively. The income tax provisions in both periods primarily represent the statutory requirements for state taxes.

Discontinued operations

Bell Fax, Inc.

In October 1999, we ceased the operations of Bell Fax, Inc. (“Bellfax”), a wholly-owned subsidiary. Bellfax was engaged in the sale and rental of telecommunication equipment and operating international routes. In the first quarter of 2008, management determined that the remaining liabilities of Bellfax were no longer required. Accordingly, $226, including an income tax benefit of $11, was recorded as income from discontinued operations for the nine months ended September 30, 2008.

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

     Comparison of Three Months Ended September 30, 2009 and 2008 ($ in thousands, except per share information and where otherwise stated)

Trading revenues and cost of trading revenues

 Trading revenues decreased 20.1% to $75.9 million for the three months ended September 30, 2009 from $95.0 million for the three months ended September 30, 2008. The decrease in trading revenues was due to a decrease in the volume of minutes traded by our members and, to a lesser extent, a lower average trade rate for minutes bought and sold on our exchange. Specifically, the factors affecting trading revenues included:

A total of 2.51 billion minutes were bought and sold on our exchange in the three months ended September 30, 2009, a decrease of 19.3% from the 3.11 billion minutes that were bought and sold in the three months ended September 30, 2008. This decrease was due to 280 million completed calls in the three months ended September 30, 2009, representing a 30.2% decrease from the 401 million completed calls for the three months ended September 30, 2008.  In the second half of 2008, we began a concerted effort to increase traffic quality and the ACD of calls on our exchange. These measures included eliminating and streamlining many of the routes offered. This process, which was completed in the fourth quarter of 2008, contributed to a decline in the number of minutes bought and sold on our exchange. In addition, the global economic recession has had a negative impact on certain of our members’ trading activity, including the prepaid calling card industry.  We believe that our decision in 2008 to streamline some of our routes will positively influence our business in the long term, as evidenced by the continued increase in the ACD to 4.5 minutes per call on our exchange for the three months ended September 30, 2009 from 3.9 minutes per call for the three months ended September 30, 2008. We believe that volatility in ACD is expected to continue currently and in the future as a result of the mix of geographic markets and the mix of fixed versus mobile minutes traded on our exchange.

As a result of decreases in trading revenues, cost of trading revenues decreased 20.3% to $75.8 million for the three months ended September 30, 2009 from $95.1 million for the three months ended September 30, 2008.

Indirect costs of trading and fee revenues decreased 10.0% to $4.4 million for the three months ended September 30, 2009 from $4.8 million for the three months ended September 30, 2008. This decrease was primarily due to $0.2 million of moving costs incurred in 2008 for the relocation of our London switch to a co-location facility and a reduction of professional fees of $0.1 million.

Fee revenues

Fee revenues decreased 31.0% to $8.1 million for the three months ended September 30, 2009 from $11.7 million for the three months ended September 30, 2008. Fee revenues decreased as a result of decreased trading activities on the exchange and lower fee revenue per minute. Average fee revenue per minute was $0.0032 in the three months ended September 30, 2009 compared to $0.0038 in the three months ended September 30, 2008. Average fee revenue per minute decreased primarily as a result of changes in the mix of geographic markets traded, and the trading activity of members on our exchange. In addition, we experienced decreased sales of certain premium service offerings, including decreased fees for providing accelerated payments to members and reduced minimum access fees. In the future, we may provide incentives to improve liquidity in our exchange and that, along with members continuing to achieve higher volume levels, may lead to a decline in average fee revenue per minute.

 Our United Kingdom subsidiary accounted for approximately 30% and 20% of total fee revenues and 28% and 18% of total trade revenues in each of the quarters ended September 30, 2009 and 2008, respectively. Our Hong Kong subsidiary accounted for approximately 2% and 3% of total fee revenues and 2% and 4% of total trade revenues in the quarters ended September 30, 2009 and 2008, respectively. No single member accounted for more than 10% of total revenues for the quarters ended September 30, 2009 and 2008.

     Sales and marketing

           Sales and marketing expenses decreased 17.2% to $2.0 million for the three months ended September 30, 2009 from $2.4 million for the three months ended September 30, 2008 primarily due to lower compensation related expenses.

General and administrative

General and administrative expenses increased 14.6% to $2.5 million for the three months ended September 30, 2009 from $2.2 million for the three months ended September 30, 2008. This increase was principally attributable to a reduction of professional fees of $0.4 million offset by an increase in compensation expense of $0.7 million because of the $0.8 million stock-based compensation benefit recorded in the third quarter of 2008, which was related to changes in estimated forfeitures.

Severance charges

Severance charges decreased to $0.4 million for the three months ended September 30, 2009 from $1.3 million for the three months ended September 30, 2008.

 In September 2009, the Company recorded $0.3 million of severance charges related to a resignation agreement entered into with our former Chief Financial Officer and $0.1 million of one-time employee termination benefits for certain employees of the Company receiving severance and/or retention agreements, related to the closure of our New Brunswick, New Jersey office.

During the third quarter of 2008, we recorded a severance charge of $1.3 million related to a departure and transition services agreement entered into with our former Chief Executive Officer, and a workforce reduction of certain employees in our core voice and data business, including the termination without cause of our Chief Operating Officer and Chief Marketing Officer.

Depreciation and amortization

Depreciation and amortization decreased 6.9% to $1.8 million for the three months ended September 30, 2009 from $1.9 million for the three months ended September 30, 2008. This decrease was primarily attributable to certain assets becoming fully depreciated.

Interest and other income/expense

Interest income decreased to $0 for the three months ended September 30, 2009 from $0.2 million for the three months ended September 30, 2008. This decrease was primarily due to lower average balances in 2009 versus 2008 of invested cash and marketable securities, coupled with lower interest rates. Interest expense increased to $0.2 million for the three months ended September 30, 2009 from $0.1 million for the three months ended September 30, 2008. This increase was principally due to higher fees that we paid under our third party credit arrangements.

Other income (expense), net remained flat for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Foreign currency transaction gain (loss)

The foreign currency transaction loss for the three months ended September 30, 2009 was $0.7 million compared to the loss of $2.4 million to the three months ended September 30, 2008.  The foreign currency transaction loss is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than a subsidiary’s functional currency.

Provision for income taxes

We recorded an income tax provision of $59 and $331 for the three months ended September 30, 2009 and 2008, respectively. The income tax provision in both periods primarily consisted of statutory requirements for state taxes.

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

During the nine months ended September 30, 2009, our capital expenditures for continuing operations were $2.6 million related primarily to amounts paid for software development, and the purchase of telecommunications switching equipment and computer equipment. At September 30, 2009 we had cash and cash equivalents of $18.3 million and marketable securities of $6.3 million. We also are party to a $25.0 million lending facility with Silicon Valley Bank (“SVB”), under which we can borrow against our accounts receivable and general corporate assets. As of September 30, 2009, $3.6 million was outstanding under this facility. This credit facility with SVB expires on November 26, 2010.

The Company and SVB entered into a Non-Recourse Receivable Purchase Agreement on November 28, 2005 (“SVB Receivable Agreement”), as amended on November 24, 2008, whereby SVB agrees to buy from us all right and title to and interest in the payment of all sums owing or to be owing from certain members arising out of certain invoices of such members up to an aggregate of $10 million.  We have determined that the SVB Receivable Agreement does not qualify for sale treatment pursuant to authoritative accounting guidance. Specifically, we do not believe the transfer of receivables meets the first condition, requiring the isolation of the transferred assets from the transferor. Settlement of transferred receivables is routinely made by members by making payments on account rather than paying off specific invoices. In addition, since we net our members’ buying and selling activity, certain invoices are settled via buying a member’s activity on the exchange. Remittances received from members in payment of receivables are commingled with our assets as such and are not deemed to be put presumptively beyond the reach of the transferor and its creditors. We record the proceeds from the sale of receivables under the SVB Receivable Agreement as a liability until sums received from customers are remitted to SVB. This agreement expires on November 26, 2010.

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

On November 4, 2008, the Board of Directors of the Company authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time in the open market (the “November 2008 Repurchase Plan”). On November 21, 2008, the Board of Directors of the Company authorized an amendment to the November 2008 Repurchase Plan. Under the amendment, stock repurchases will also be made from time to time through privately negotiated transactions in compliance with applicable laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. As of September 30, 2009, the Company had repurchased 1,657,341 shares of common stock under the November 2008 Repurchase Plan for approximately $3.2 million. In the nine months ended September 30, 2009, the Company repurchased 698,734 shares for approximately $1.2 million.

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

The following table sets forth components of our cash flows for the following periods:

	Nine Months Ended September 30,
	2008	2009
Net cash provided by (used in) operating activities - continuing operations	$(1,066)	$3,655
Net cash used in operating activities for discontinued operations	(1,381)	(373)
Net cash provided by (used in) investing activities - continuing operations	2,025	(967)
Net cash used in investing activities for discontinued operations	(461)	—
Net cash used in financing activities	(19,105)	(605)

Cash provided by (used in) operating activities - continuing operations

Cash provided by operating activities - continuing operations for the nine months ended September 30, 2009 of $3.7 million was comprised of a net loss of $5.2 million, certain adjustments for non-cash charges including depreciation and amortization of $5.4 million, non-cash compensation of $1.5 million, foreign currency transaction gain of $2.1 million and a net change in operating assets and liabilities of $4.0 million. The net change in operating assets and liabilities was primarily driven by a decline in trading volume on our exchange. Cash used in operating activities for discontinued operations was $0.4 million for the nine months ended September 30, 2009.

Cash used in operating activities - continuing operations for the nine months ended September 30, 2008 of $3.2 million was comprised of a net loss of $3.7 million, certain adjustments for non-cash charges including depreciation and amortization of $5.6 million, non-cash compensation of $1.4 million, an impairment charge of $0.5 million, foreign currency transaction loss of $2.4 million and a net change in operating assets and liabilities of ($7.2) million. The net change in operating assets and liabilities includes a reduction in trade accounts receivable and accounts payable principally due to a decline in trading volume on our exchange. Accounts payable also decreased due to payments made in 2008 for certain 2007 expenditures including legal and capital items. The net change in operating assets and liabilities also reflects prepayments for insurance and certain hardware and software contracts during 2008 and an increase in the VAT receivable for our United Kingdom subsidiary. Cash used in operating activities for discontinued operations was $1.4 million for the nine months ended September 30, 2008.

Cash provided by (used in) investing activities continuing operations and discontinued operations

Cash used in investing activities for the nine months ended September 30, 2009 was $1.0 million related primarily to $2.6 million used for the purchase of capitalized software and telecommunications switching equipment partially offset by the net of total purchases of marketable securities of $6.6 million and total proceeds from sales and maturities of marketable securities of $8.3 million for the nine months ended September 30, 2009.

Total capital expenditures for the nine months ended September 30, 2008 were $5.2 million related primarily to the purchase of capitalized software and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the nine months ended September 30, 2008 were $18.1 million and $25.2 million, respectively. We recorded net proceeds from the sale of Broad Street Digital of $0.2 million. Cash used in investing activities for discontinued operations was $0.5 million for the nine months ended September 30, 2008.

Cash used in financing activities

Cash used in financing activities for the nine months ended September 30, 2009 was primarily attributable to the purchase of treasury shares in accordance with stock repurchase plans approved by our Board of Directors, partially offset by an additional advance from SVB.

Cash used in financing activities for the nine months ended September 30, 2008 was primarily attributable to a one time special cash distribution of approximately $10.0 million. The special cash distribution was paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. In addition, $1.8 million was utilized for the purchase of treasury shares in accordance with the 2007 Repurchase Plan, which was adopted and announced on June 11, 2007, and $7.1 million was utilized for the purchase of treasury shares in accordance with the 2008 Repurchase Plan, which was adopted and announced on May 22, 2008. We also paid $0.5 million in notes payable and received an advance under the SVB Receivable Agreement of $0.5 million.

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

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on our exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on our exchange. As part of managing the credit risk associated with buyers on our exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

•
Netting. We net our members’ buying and selling activity. This enables us to extend credit to members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for our members and for us. For the nine months ended September 30, 2009, 28% of our trading revenues were offset by selling activity.

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

We occasionally issue internal credit lines to our members based on our review of a member’s financial statements and payment history with us. These internal credit lines may be in excess of the credit lines issued by our third party underwriters. We evaluate the credit risk, on a case-by-case basis, of each member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. We have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. In 2009, approximately 68% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which our third party underwriters covered 26%. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through our exchange. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit, and consequently we may forego potential revenues, which could materially affect our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency exposure

The financial position and results of operations of our United Kingdom subsidiary are measured using British Pounds Sterling as the functional currency. The financial position and results of operations of our United Kingdom subsidiary are reported in U.S. dollars and included in our consolidated financial statements. Our exposure to foreign currency fluctuation is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. There were no trading revenues denominated in British Pounds Sterling. The foreign currency transaction gain (loss) is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than a subsidiary’s functional currency.

Interest rate exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in stockholders’ equity. Net unrealized gains and losses were not material at September 30, 2009 or December 31, 2008. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities, and at September 30, 2009 our portfolio maturity was relatively short in duration. Assuming an average investment level in short-term interest bearing securities of $18.3 million, which is the balance of cash and cash equivalents at September 30, 2009, a one-percentage point decrease in the applicable interest rate would result in a $183 decrease in interest income annually.

Under the terms of our credit agreement with SVB, our borrowings bear interest at the prime rate, subject to a minimum 4.0% rate. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10 assuming $1.0 million of borrowings. At September 30, 2009, we had $3.6 million of outstanding borrowings under this agreement.

Item 4.   Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2009. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NNP Communications, LLC versus Arbinet-thexchange, Inc.

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

Item 1A.   Risk Factors.

There have been no material changes in the risk factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009.

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

 (c) Purchase of Equity Securities by the Issuer and Affiliated Purchases

The following table provides information as of and for the quarter ended September 30, 2009 regarding shares of our common stock that were repurchased (i) under the November 2008 Repurchase Plan and (ii) in connection with tax withholding obligations upon vesting of shares of restricted stock under our 2004 Stock Incentive Plan, as amended (the “2004 Plan”).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Cost of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)
November 2008 Repurchase Plan (1)
Balance at beginning of period	1,630,733	$1.90	$3,102,000	$1,898,000
7/1/09 - 7/31/09	12,400	1.94	24,000	1,874,000
8/1/09 - 8/31/09	5,150	2.33	12,000	1,862,000
9/1/09 - 9/30/09	9,058	2.32	21,000	1,841,000

Total	1,657,341	$1.91	$3,159,000	$1,841,000

2004 Plan (2)
7/1/09 - 7/31/09	2,215	$1.83	$4,000	N/A
8/1/09 - 8/31/09	1,772	2.44	4,000	N/A
9/1/09 - 9/30/09	—	$—	$—	N/A
Total	3,987	$2.10	$8,000	N/A

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

Item 6.   Exhibits.

Exhibit No.	Description

10.1
Separation and Transition Services Agreement by and between John B. Wynne, Jr. and Arbinet Corporation, dated as of September 1, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2009).

10.2
Employment Agreement by and between Gary G. Brandt and Arbinet Corporation, dated as of September 25, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2009).

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

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBINET CORPORATION

Date: November 5, 2009	/s/ Shawn F. O’Donnell
Shawn F. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gary G. Brandt
Date: November 5, 2009	Gary G. Brandt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Separation and Transition Services Agreement by and between John B. Wynne, Jr. and Arbinet Corporation, dated as of September 1, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2009).

10.2
Employment Agreement by and between Gary G. Brandt and Arbinet Corporation, dated as of September 25, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2009).

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