Form 10-K
period 2009-12-31
ARBINET Corp
filed 2010-03-17
CIK 1136655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number: 000-51063

ARBINET CORPORATION

(Exact Name of Registrant As Specified in Its Charter)

Delaware	13-3930916
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

460 Herndon Parkway, Suite 150, Herndon, Virginia	20170
(Address of Principal Executive Offices)	(Zip Code)

(703) 456-4100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant computed by reference to the price at which the common stock was last sold on June 30, 2009 was $28,821,056. As of February 28, 2010, there were outstanding 21,833,623 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Arbinet Corporation definitive proxy statement for the 2010 Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ARBINET CORPORATION

i

PART I

Item 1. Business

Overview

We are a leading provider of international voice, data and managed communications services for fixed, mobile and wholesale carriers. We offer these communication services through three primary voice product offerings, including a spot exchange, a wholesale product called “Carrier Services” and a Private Exchange product, which allows customers to create virtual connections with other customers. Our primary data products leverage our unique routing capabilities via the Exchange to provide the requisite high quality for Internet data transmission.

Our first product offering is a comprehensive global electronic market, or the Exchange, for the trading, routing and settling of voice and data capacity. Buyers and sellers, or Members, of the Exchange, consisting primarily of communications services providers seeking global reach, are indirectly connected to all other Members where they buy and sell voice minutes and data capacity through our centralized, efficient and liquid marketplace. Communications services providers that do not use the Exchange must individually negotiate and buy access to the networks of other communications services providers, globally, to send voice calls and data capacity outside of their networks. We believe that the Exchange marketplace streamlines this process and thereby provides a cost-effective and efficient alternative to negotiating individual, direct connections. With a single connection to the Exchange, Members have indirect access to all of the other Members’ networks. Members or their agents place orders on the Exchange through a simple-to-use web-based interface. In particular, sellers or their agents post sell orders to offer voice calls and data capacity for specific destinations, or routes, at various prices. Through the Exchange, we independently assess the quality of this capacity and these routes and include that information in the sell order. Buyers or their agents place buy orders based on route quality and price, which are automatically matched to sell orders through the trading platform and our proprietary software. When a buyer’s order is matched to a seller’s order, the voice calls or data capacity are then routed in real-time between buyer and seller through our facilities. We invoice and process payments for sellers’ transactions and manage the credit risk of buyers through comprehensive credit management programs. The key value proposition of the Exchange is its neutrality and simple structure for Members to connect traffic with other Members on a cost-effective basis.

Our second product offering is our Carrier Services, which is a wholesale trading product based on the traditional model of buying and selling voice termination with standard carrier contracts, rate lock and multiple routing options. Many of the Exchange’s larger customers continue to operate in an environment where large volumes of international long distance traffic are exchanged in prearranged deals with other carriers, which often precludes their use of the Exchange for terminating that traffic. In 2009, in an effort to expand our addressable market, we designed, developed and launched Carrier Services, through our subsidiary Arbinet Carrier Services, Inc., or ACS. ACS holds a Federal Communications Commission, or FCC, license to provide international facilities-based and resale service. The combination of operating our Carrier Services business on the Exchange provides a unique opportunity in that we may originate or terminate traffic for un-serviced or underserved markets on the Exchange, thereby creating incremental supply and demand of traffic on the Exchange. Our Carrier Services customers not only benefit from this low cost solution for terminating traffic on a managed platform with access to routes posted from the Exchange’s 1,100 plus Members, but also have the option to place a greater emphasis on quality based routing, rather than simply price based routing. This is a part of our ongoing strategy to broaden product and service offerings, and enhance value for our customers.

Through the Exchange, which is also utilized by our Carrier Services customers, Members and customers have access to communications capacity in most countries. As of December 31, 2009, we had 1,170 Members who utilized our voice trading services, including the world’s ten largest communications services providers. The following table illustrates the evolving mix of the minutes routed through our platform:

Year Ended December 31,	Members	Minutes (In Billions)	% Change from Prior Year	Wireline/Wireless Mix		Interconnect Type
				Wireline	Wireless	Traditional	VoIP
2007	990	14.4	14%	56%	44%	65%	35%
2008	1,146	13.2	(8)%	52%	48%	59%	41%
2009	1,170	10.3	(22)%	52%	48%	52%	48%

Our third product offering is Private Exchange which gives Members access to multiple direct routes via a single interconnection with us. Private Exchange enables retail service providers and carriers to create virtual interconnections and aggregate existing interconnections with corresponding carriers that have direct routes into their markets. The Members negotiate rates and volumes between themselves using an online tool. We provide the services to route, bill and settle between the designated parties. On-line reporting and tools allow each Member to manage its traffic flow. Private Exchange enables two service providers to route traffic between each other by utilizing our network. Provisioning charges and the time and expense of negotiating new contracts between those Members are eliminated. Service providers can aggregate existing and new interconnects and benefit from increased network and port utilization.

On June 16, 2009, we changed our name from “Arbinet-thexchange, Inc.” to “Arbinet Corporation” in order to more accurately reflect our broader business activities. We have evolved from providing only an electronic market for trading, routing and settling communications capacity via the Exchange to providing a variety of modes of buying and selling wholesale voice traffic and the provision of Internet Protocol (IP) services. We are devoting a significant portion of our resources in both capital and personnel toward developing and implementing these additional services.

Industry Background

The Global Communications Services Industry

The global communications services industry for 2009 presents approximately $1.6 trillion in revenue and continues to grow and evolve, providing significant opportunities and creating competitive pressures for the participants in the industry. The industry has been experiencing significant evolutionary changes, including the proliferation of wireless and data products and services, increased voice and data volume, declining unit pricing and the emergence of new participants due to deregulation and low-cost technologies. The growth in competition and associated fragmentation along with declining unit pricing and an industry structure that is characterized by high fixed costs have resulted in increased pressure on the profitability of communications services providers. The increasing trend towards globalization has expanded opportunities for those with international reach and presence, particularly as companies seek to reduce the number of suppliers with which they are dealing.

Voice Industry

The voice industry is characterized by changes driven by deregulation in telecommunications markets around the world, an increase in and shift of minutes to wireless and Voice over Internet Protocol (VoIP) as an alternative to time-division multiplexing (TDM), the traditional wireline-based phone service technology. Over the past 20 years, international voice traffic has grown over 14% annually. In the late 1990s, competition among communications providers in much of the world contributed to sharp price declines of international termination costs and substantial increases in voice traffic volumes. However, the recent global recession exerted a significant downward pressure on international call volumes. Global voice traffic growth slowed from 14% in 2007 to 7% in 2008, along with a continuing shift from the traditional TDM traffic, which increased by only 6% in 2008, compared to a 16% increase in international VoIP traffic. This decline in the growth rate of traditional TDM traffic is attributed to three primary factors: 1) increasing mobile penetration, 2) VoIP incursion and other computer-to-computer calling, and 3) the diminished ability of price cuts to stimulate further additional demand. Current drivers of existing demand include:

•	Deregulation. According to a leading industry source for current and historical telephone traffic statistics, in 1995, nearly half of the world’s international voice traffic was originated in the 15 countries that had opened their international long distance markets to competition. By 2008, 30 countries, accounting for 85% of the world’s international traffic, had liberalized their regulation of international and domestic long-distance markets.
•	Shift to Wireless. Consumer phone usage is shifting from fixed-line phones to wireless phones. According to the same industry source, mobile phones have significantly outnumbered fixed-line phones since 2002 and accounted for 77% of worldwide phone lines in 2008, compared with 59% in 2004.
•	VoIP. VoIP permits users to make voice calls over the Internet, or managed IP network. VoIP traffic may avoid the regular telephone network system based on switches, commonly referred to as a public switched telephone network (PSTN), completely, for example, when making a computer to computer call. Calls that originate as VoIP may also be terminated on the PSTN or vice versa. VoIP is used as a lower-cost alternative to provide call completion, or termination, to communication services providers. The lower cost of launching a telecommunications business with VoIP, coupled with deregulation in telecommunications markets, has contributed to fragmentation of communications services markets. VoIP is now being used as a way to provide local and long distance phone service to consumers and enterprises. Through aggressive marketing, cable companies and VoIP service providers are driving current consumer adoption of VoIP and are expected to capture a significant share of the overall voice market. According to the same industry source, annual international VoIP traffic has grown from less than 10 million minutes in 1997 to 92.7 billion minutes in 2008. Analysts estimate that VoIP origination and termination accounts for over 30% of all international telecommunications transit today.

Data Industry

The international data market is currently growing at over 40% per year driven by peer-to-peer networking, video content, broadband access and web browsing. Our current data offering includes an exchange for buying and selling Internet capacity and services to enhance IP transit quality and reduce network cost. Given the high growth and term-based contracts associated with data services, we believe the data business provides a more predictable and stable revenue stream.

Traditional Communications Services Industry Business Practices

Communications services providers must access other providers’ networks to exchange voice and data traffic. As the industry continues to fragment, establishing, managing and maintaining many direct interconnections have become cumbersome and expensive. We believe that voice and data communications services providers typically buy and sell capacity based on a labor-intensive and time-consuming contractual process that leads to costly installation, network management, sales, legal, billing and collection functions. We believe this traditional process can take several months from initial contact through the time of interconnection. In addition, the negotiated prices between the buyer and seller may become obsolete by the time the interconnection is ultimately established or as soon as market conditions change, which frequently happens in this industry. Further, this direct negotiation process burdens the parties with numerous interconnections that must be individually managed and maintained.

As a result of these issues, we believe the global communications services industry benefits from the Exchange, which provides a centralized, efficient platform for the trading, routing and settling of communications capacity for the Members and Carrier Services customers in order to improve profitability and optimize network utilization.

Our Strategy

The key elements of our strategy to expand our voice and data business are through the following initiatives:

•	Increase Member Participation on the Exchange. We believe the Members benefit from economies of scale as they send more voice calls through the Exchange allowing them to further reduce their cost basis and expenses, while enabling them to reallocate resources. By exploring ways to make the Exchange easier to use and demonstrating the value proposition of the Exchange to the Members, we believe Members will increase their participation on the Exchange. Currently less than 20% of the Members represent over 90% of our revenues and by increasing the participation on the Exchange from a broader group of Members, we expect to grow traffic and revenues.
•	Expand Our Carrier Services Business. Building on the 2009 launch, we intend to continue to invest in Carrier Services, which is targeted at those service providers and carriers who prefer a traditional way of buying and selling international voice traffic. ACS utilizes the termination capacity of all of the Exchange Members and enables carriers to access the traffic from Members of the Exchange to sell their capacity.
•	Growing Our Data Business. Our current data offering includes an exchange for the buying and selling of Internet capacity, or Internet Exchange, and services to enhance transit quality such as through our product, OptimizedIP. Given the rapid growth in data transmission markets, we expect to capitalize on our routing expertise through Optimized IP.
•	Develop, Market and Expand Complementary Services. We plan to leverage our platform as a communications hub, our valuable intellectual property and our long-term relationships to develop new products and services that enable the Members to move more traffic to our platform and to manage effectively the increased complexities of routing traffic across traditional and IP networks. In addition, these services allow us to help customers become more cost and operationally efficient, by, for example, reducing their number of bilateral agreements.
•	Improve Quality of Traffic on the Exchange. In the second half 2008, we began a concerted effort to increase the voice quality and the average call duration (ACD) or average length of call (ALOC) of calls transacted on the Exchange. We believe that the decision to streamline some of our routes being offered, combined with focusing on adding more retail traffic, will positively influence our business in the long term, as evidenced by the continued increase in the ACD to 4.6 minutes per call on the Exchange for the fourth quarter 2009 from 3.5 minutes per call for the second quarter 2008.

Our Products and Services

The Exchange

We have created a global solution, providing an automated and efficient communication hub to trade, route and settle voice and data communications. The exchange-based trading system permits buyers and sellers to transact business in a centralized, broad, liquid, open market, rather than on a one-to-one basis, and incorporates the following attributes:

Trade

•	Global Access. The Exchange provides Members with access to capacity to nearly every country in the world.
•	Single Interconnection. We currently have exchange delivery points (EDPs), in New York, Los Angeles, Miami, London, Frankfurt and Hong Kong. The Members connect their networks to our EDPs through a local network provider or over the Internet using VoIP. Through a single interconnection to one of our EDPs, the Members can seamlessly trade with and route to all other Members on the Exchange. Typically, the interconnection does not require a Member to purchase new equipment or incur material expenses or time.
•	Web-Based Platform. The Members place orders through our web-based trading platform.
•	Customized Ordering. The buyers on the Exchange can prioritize their orders by specifying the highest quality within their given price range, or the lowest price at their requested level of quality. Sellers can indicate specific features such as delivery of calling line identification (CLI).
•	Market Intelligence. We provide the Members with daily reports that detail quality, price, volume and cost savings information by destination relating to their account and across our entire Exchange.

Route

•	Patented Automated Order Matching. Using our proprietary software and patented processes, the Exchange platform automatically creates a routing table that prioritizes Member orders based on the quality and price parameters entered into our web-based interface. This routing table is automatically queried by our switches on a real-time, call by call basis.
•	Automated Delivery Process. When the buyer sends traffic to the Exchange, our proprietary software automatically routes the traffic to the prioritized matched sellers.
•	Standardized Quality Control. We independently measure the quality of each seller’s route and regularly update that rating on our trading platform.
•	Fraud Control. We actively seek to protect the Members from fraud activity, and proactively test and monitor sellers for false answer supervision and release code management.

Settle

•	Managed Settlement. We provide standardized invoices for all transactions on the Exchange to each seller and buyer for the relevant settlement period.
•	Netting. We net the buying and selling of the Members’ trading activities on the Exchange and issue one trading invoice to streamline the administration effort and optimize working capital.
•	Credit Risk Management. We manage the credit risk of the buyers on the Exchange through our arrangements with third party specialists. The third party relationships allow us to secure the netting of the Members’ buying and selling activities, prepayment programs, cash deposits and letters of credit. Every hour, our CreditWatch system calculates a Member’s net trading balance against its credit line and automatically alerts the affected Member and Arbinet personnel as the Member approaches target thresholds of its credit line. We utilize our CreditWatch system on a Member-by-Member basis. This enables us to monitor and proactively manage our credit exposure for voice services.

Services Offered Through the Exchange

We offer the following services:

Voice Exchange

We operate the world’s largest electronic marketplace for communications trading. Our online trading platform enables 1,170 fixed and mobile service providers to buy, sell, deliver and settle over 10.3 billion minutes per year.

PrimeVoiceSM.  PrimeVoice is our most dynamic service, rematching orders and updating a seller’s quality profile every four hours. PrimeVoice allows our buyers and sellers to take full advantage of changes in quality and prices of voice traffic on the Exchange every four hours.

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

AssuredAxcessSM.  AssuredAxcess is a service that automatically routes a buyer’s call directly to its destination. Buyers do not manage orders as they do in traditional exchanges. Calls are automatically distributed between selling Members to achieve the highest possible performance and lowest cost targets. Rates are fixed for 15 or 30 days.

PrivateExchangeSM.  PrivateExchange is an outsourced solution that allows communications services providers to manage their bilateral commercial agreements, including rate negotiations, while we manage routing, reporting, credit risk and settlement.

Carrier Services

We provide Carrier Services, which is a simple approach to the traditional model of buying and selling voice termination, with standard carrier contracts, rate lock and multiple routing options. Our Carrier Services enable a traditional carrier-to-carrier relationship between us, suppliers and customers. We offer varied classes of service for different customer segments, based upon customer’s specific needs for price, quality and feature support. Our service provides a routing solution for our retail, mobile, wholesale, or calling card customers.

By using our Carrier Services, sellers can leverage our network to sell their routes. With access to our 1100+ interconnected Members across the globe, suppliers can sell to us using their own codes and rate sheets, secure in the knowledge that they will receive payment against their destination codes, without the risk of inadvertent code mismatches. Suppliers can receive high volumes of traffic and take advantage of immediate margin and revenue opportunities without risk of credit default.

Services Offered through Our Carrier Services

Buying our Carrier Services offering, customers may select from a variety of service classes of service and work with our sales and trading specialists to fine-tune the price/quality mix.

ValueSM.  Carrier Services Value provides wholesale carriers a low-cost solution for terminating traffic on a managed platform with access to more than 1100+ potential suppliers.

QualitySM.  Carrier Services Quality allows wholesale carriers the same potential as the Carrier Services Value, with a greater emphasis placed on quality-based routing, rather than price-based routing.

PremiumSM.  Carrier Services Premium is the solution for retail-based fixed, VoIP and calling card operators. Fully managed, an emphasis is placed on qualifying and maintaining direct and transit direct termination. It has shorter interval for trouble resolution, fax guarantee and a limited number of CLI guaranteed destinations.

Premium MobileSM.  Carrier Services Premium Mobile is our premier quality solution for mobile operators. This service is built on the principle of terminating directly to the mobile network for assurance of roaming calls, and CLI delivery. We provide advanced, proactive, traffic monitoring and strict trouble resolution procedures, which meets the quality of service requirements.

Global Number Portability. Global Number Portability Query Services allow a carrier to query our systems for information about the carrier currently serving an end customer in order to route and rate the call most efficiently.

Internet Exchange

Services Offered through Our Internet Exchange

We provide a leading marketplace for Internet Protocol (IP) transit and paid peering. More than 200 Internet service providers (ISPs) and IP application service providers (ASPs) buy, sell, deliver and settle IP transit and peering on the Exchange. A description of each of our IP solutions is set forth below:

OptimizedIPSM.  Businesses currently buy Internet capacity on a best efforts basis. By automatically measuring and selecting the best performing Internet routes from each seller, OptimizedIP supports our quality sensitive buyers that want to maximize the quality of their Internet traffic within their price requirements. Offered as an Exchange-based route control and optimization service, buyers of OptimizedIP establish a price limit for their Internet capacity on the Exchange, and we optimize a buyer’s traffic by dynamically routing traffic across all of the sellers that meet the buyer’s price criteria using our proprietary and patent pending route optimization technology.

SelectIPSM.  Companies that sell Internet capacity do not deliver the same quality levels consistently to every destination. SelectIP allows Members to trade route and settle traffic directed to a specific network on the Internet or autonomous system number (ASN). SelectIP allows the Members to purchase on-net routes for specific ASNs at flexible terms, which simplifies IP paid peering arrangements.

PrimeIPSM.  Today, businesses purchase Internet capacity in a highly manual process involving requests for proposals. PrimeIP automates the buying and selling of Internet capacity, allowing the Members to trade, route and settle standard Internet capacity through an automated system. PrimeIP allows the Members to purchase Internet accesses from multiple leading ISPs via a single interconnect, which simplifies ISP supplier management.

Colocation.  We provide VoIP carriers and Internet service providers the option to expand their network presence by placing equipment in our facilities to take advantage of higher quality Internet access via close proximity. Our colocation customers gain access to IP backbones in a secured environment along with the option of using our other Internet products, described above.

Fee Revenue from the Exchange

Our revenue models for our Carrier Services business and the Exchange business differ. Our Carrier Services customers simply pay the price offered for the services that are contracted for and provided, and we derive our profit from buying efficiently capacity from multiple suppliers. By contrast, we charge Members of the Exchange fees based on a variety of factors, including their membership type, usage and volume commitments, subscriptions to additional services, and the value of the destinations they buy or sell. The Members may pay the following fees:

•	Trading Fees. Minimum fees, payable monthly in advance, are based on the size of Members’ connections to our EDPs. These minimum fees provide these Members with a fixed amount of trading volume at no additional charge. When a Member trades above the allotted trading volume associated with its minimum fee, the Member then generally pays an incremental per minute or per megabyte fee on all traffic above the usage minimum. We offer volume-based discounts on both the minimum capacity fees and per minute and per megabyte fees.

•	Price Improvement. A fee representing the spread between the buy rate fixed by a buyer and the ask price from a seller.
•	Credit Risk Management Fee. A fee for centralized invoicing, shorter settlement period and outsourced credit risk management services.
•	Membership Fee. A membership fee to join the Exchange.
•	Additional Service Fees. Fees for using additional value-added services. Currently, these fees include:
•	Inter-EDP. A fee for trading in multiple EDPs.
•	SelectRouting. A fee for traffic traded through our SelectVoice services.
•	RapidClear. A fee to receive payment earlier than our standard settlement terms.

Sales and Marketing

We market and sell our products and services through our direct sales force. We seek to expand the utilization of products and services by our current Members through account managers who are dedicated to specific customer accounts. Our sales team has extensive sales experience with a broad range of communications and technology companies and is located throughout the United States, Europe, Asia, the Middle East and Latin America. Our sales process may involve a trial, where the Members trade a small volume of traffic prior to trading larger volumes through the Exchange. We target our voice services sales efforts at the telecommunications industry, and, in particular, the market for international wireline, wireless and VoIP minutes.

Our marketing efforts are designed to drive awareness of our service offerings and solutions. Our marketing activities include seminar programs, trade shows, web-site programs, public relations events, print advertising and direct mailings. We are also engaged in an on-going effort to maintain relationships with key communications industry analysts.

As a worldwide exchange of international communications traffic, we do a small amount of business with telecommunications carriers in Iran and Sudan. We believe our business dealings with the telecommunications carriers in Iran and Sudan are permitted transactions under the applicable United States (U.S.) sanctions regimes administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, which permits certain transactions related to the receipt and transmission of telecommunications involving those countries. To our knowledge, we have no agreements with the governments of Iran and Sudan. We take seriously our obligation to comply with all applicable laws and regulations, including OFAC sanctions programs, and have a comprehensive OFAC compliance program, including training for key employees and written policies and procedures.

Sales attributable to wholly-owned subsidiaries in foreign countries are reported in Note 1 in the accompanying notes of the consolidated financial statements, as appended to this Annual Report on Form 10-K.

Technology

Our technology consists of a web-based interface through which the Members and their agents place buy and sell orders and an automated, scalable, patented and integrated trading platform to match, route and settle the Members’ trades. The software platform provides for the delivery of traded capacity and is proprietary to us. We have patented the process that matches buy and sell orders on the Exchange to affect the delivery of traded capacity. We recently deployed the new Carrier Services system as an adjunct to the Exchange platform that provides a simple interface for our sales team to manage Carrier Services customers as well as automatically and dynamically build customized routing tables based on price and quality variables to meet each customer’s needs. We integrate our state-of-the-art database, financial, and customer-care software, server hardware and communications switches, signaling devices and VoIP gateways acquired from leading manufacturers with our proprietary trading platform to provide a full service solution handling trading, routing and settlement of voice and data services. Our technology consists of:

Customer Interface

The Members and their agents access the Exchange through a web-based interface that allows them to place buy and sell orders that include quality and price parameters. Each Member has its own dedicated, customizable trading environment that includes individualized traffic reports and online invoice access. Our Member facing applications are run on state-of-the-art servers.

Automated Trading and Delivery Platform

Our system automatically matches buy and sell orders on our voice Exchange every four hours. Our trading platform automatically creates an individualized routing table that prioritizes Member orders based on the quality and price parameters entered into our web-based interface. This routing table is automatically downloaded into our self-developed Service Control Point (SCP), which is queried on a call-by-call basis by our switches in order to determine the correct routing for that individual call or session. As a result, when a buyer sends a voice call to the Exchange, our systems can automatically determine which seller best meets the buyer’s quality and price requirements and route the traffic to the appropriate seller. If the seller cannot terminate the voice call, our systems automatically forward that traffic to the next seller that meets the buyer’s quality and price requirements. If no seller is able to accept the buyer’s traffic, our systems automatically return the traffic to the buyer to try alternative service providers to complete the traffic.

Our systems automatically measure the seller’s route quality based on traffic the seller has received through the Exchange and through our Carrier Services. When we match the buy and sell orders, our systems automatically update the seller’s route quality rating. If the quality has declined below the buyer’s requirements, the seller will be unmatched from that buyer. Our proprietary routing software automatically directs a buyer’s traffic to the seller with the highest quality or lowest priced offer within the parameters selected by the buyer for the designated route.

Our systems automatically generate reports that summarize the total activity on our network and the buy and sell activities for each Member. These reports are useful to the Members in determining the parameters within which they buy and sell minutes on the Exchange.

TDM Switches, VoIP Gateways and Intelligence

The Members connect their networks to either our TDM switches or our VoIP gateways using private or public interconnections. This interconnection enables us to route all traffic that is traded on the Exchange under the control of our highly specialized SCP intelligence that is able to route traffic to the unique telephone number used by a service provider.

Standardized and Centralized Billing System

We use our proprietary operating support system to manage our billing and settlement functions. Our switches generate traffic records that are automatically sent to our proprietary rating software that adds the economic parameters of each minute of capacity to the traffic detail record. The traffic detail record is then automatically sent to our billing system, which generates invoices that are posted on our website, and notification is automatically emailed to the Members.

Members, Customers and Suppliers

The Members, customers and suppliers, consist primarily of communications services providers seeking to buy or sell communications capacity and include national, multinational and regional telecommunications carriers, wireless carriers, resellers and VoIP service providers. As of December 31, 2009, we had 1,170 Members who subscribe to our voice trading services, on the Exchange, compared to 1,146 Members as of December 31, 2008, representing approximately a 2% increase. The Members include the world’s ten largest international communications services providers. The Members traded approximately 10.3 billion minutes in 2009 and approximately 13.2 billion minutes in 2008, representing a decrease of approximately 22%. No Member in 2009 represented over 10% of our fee revenue, and our top ten Members represented, in the aggregate, approximately 19% of our fee revenues. As of December 31, 2009, we had 207 Members trading data on the Exchange.

Competition

We believe that we currently do not have any significant direct competitors who offer communications services providers the ability to trade, route and settle capacity based on quality and price in a liquid marketplace similar to the Exchange. Although historically several companies attempted to provide similar exchange functionality to communications services providers, many of these companies have either ceased those operations, or have become resellers of voice calls and/or Internet capacity. Although we believe that our intellectual property presents a significant advantage in this business, new competitors may be able to create centralized trading solutions that replicate our business model, especially in the VoIP space.

Our voice and data businesses and especially our Carrier Services business compete with the legacy processes through which communications services providers buy, sell, route and settle their communications traffic directly, without the use of an exchange. These processes include, but are not limited to, existing interconnection agreements and physical interconnections with other communications services providers and incumbent relationships. Many of these companies have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may have the ability to better attract and retain the same customers that we are targeting.

Government Regulation

Communications services are subject to varying levels of regulation at the Federal, State and local level. The FCC has jurisdiction over interstate and international communications. Services that are defined as telecommunications services are subject to the most stringent regulation, including general obligations to provide service at just and reasonable rates and practices, to not unreasonably discriminate, and they are subject to various reporting requirements and fee assessments. Information services, services that utilize computer processing and interaction with stored data, are largely deregulated. We believe that the Exchange business is an information service and thus not subject to regulation. Our new Carrier Services business, however, is subject to regulation and it has obtained authority from the FCC to provide international facilities-based and resale services.

Increasingly data and voice calls are transmitted using IP. The current regulatory treatment of IP services is complicated and unresolved. Internet backbone services that transmit information from websites or VoIP services are largely unregulated, as are Internet access services such as cable modem or Digital Subscriber Line, or DSL. However, calls that begin on a traditional telephone network and end on a traditional telephone network but are transported over IP in between are regulated as telecommunications services. The FCC has not classified calls that are VoIP on one end and regular telephone calls on the other. The FCC has for several years been assessing the regulatory treatment of various IP services, including VoIP. Some states have asserted authority over intrastate VoIP calls, adding further uncertainty.

The FCC and the various state utility commissions also regulate how much local carriers can charge for originating or terminating calls over their local networks. These access charges can vary depending on whether the call is local, intrastate or interstate/international. There is also controversy about whether VoIP calls are subject to access charges. The FCC has been studying whether to reform the intercarrier compensation framework, including access charges, and may take action in the further that could decrease some of these charges. Closely tied to this issue is the question of which types of communications should be subject to universal service fee assessments. Today, contributions are assessed on revenue from calls between states or those between the United States and other countries. The FCC is also reassessing this program in ways that could result in additional types of communications providers being required to contribute.

The FCC is preparing to present to Congress a national plan for expanding the use and availability of broadband services. The plan is expected to call for increasing the availability of high speed Internet connections, possibly increasing the need for Internet capacity. The plan is also expected to call for new rules regarding universal service and intercarrier compensation.

Intellectual Property

Our success depends in part on our proprietary rights and technology. We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect our proprietary rights.

We have been issued 41 domestic and international patents, and have 17 further pending patent applications related, among other things, to a process that collects requests to purchase and offers to sell telecommunications services, from buyers and sellers of such services, matches the offers and requests and delivers the traded telecom services between matched sellers and buyers.

Arbinet® and Arbinet-thexchange® are registered trademarks of Arbinet Corporation. ThexchangeSM, voice on thexchangeSM, OptimizedVoiceSM, SelectVoiceSM, PrimeVoiceSM, DirectAxcessSM, AssuredAxcessSM, PrivateExchangeSM, PeeringSolutionsSM, data on thexchangeSM, OptimizedIPSM, SelectIPSM, PrimeIPSM, SwitchAxcessSM, RapidClearSM, SoftSwitchAxcessSM, AxcessCodeSM, AxcessRateSM, and CreditWatchSM, are service marks of Arbinet Corporation. Our logos, trademarks and service marks are the property of Arbinet Corporation.

Employees

As of December 31, 2009, we had 126 employees, based primarily in the Unites States and Europe. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers of the Registrant

The following table identifies our executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
Shawn F. O’Donnell(1)	45	President and Chief Executive Officer and Director	September 2008
Gary G. Brandt(2)	51	Chief Financial Officer	October 2009
Christie A. Hill(3)	48	General Counsel	February 2010
Steven Heap(4)	59	Chief Technology Officer	March 2004
Dan Powdermaker(5)	46	Senior Vice President Sales and Marketing	December 2008

(1)	Shawn F. O’Donnell has been our President and Chief Executive Officer since September 2008. From April 2007 to September 2008, Mr. O’Donnell served as Senior Director at the management and operational consulting firm CXO, L.L.C. From March 2003 to December 2006, Mr. O’Donnell served as Chief Operating Officer of Capital & Technology Advisors, Inc., a consulting firm specializing in telecommunications and technology. From 1999 to 2002, Mr. O’Donnell was Executive Vice President of Network Services and Systems at PathNet Telecommunications, Inc., and prior to that, held various positions at MCI Telecommunications Corporation. Mr. O’Donnell received a B.S. from Pennsylvania State University and a Masters degree from Virginia Polytechnic University. He has been a member of Arbinet’s Board of Directors since July 2007. Mr. O’Donnell also serves on the Board of Directors for Shared Technologies Inc.
(2)	Gary G. Brandt has been our Chief Financial Officer since October 2009. From April 2008 to September 2009, Mr. Brandt served as Chief Executive Officer of Stirling Power, LLC, a private renewable energy solutions firm. From February 2007 to January 2008, Mr. Brandt served as Chief Executive Officer of Solomon Technologies, Inc., a publicly traded power supply and electric drive technology company. From December 2005 through February 2007, Mr. Brandt was the Vice President of Corporate Development at SatCon Technology Corporation, a publicly traded renewable energy technology company. Prior to that, beginning in 2001, Mr. Brandt served as Chief Financial Officer of Hydrogenics Corporation, a publicly traded renewable energy company based in Toronto. From 1985 to 2001, Mr. Brandt held variety of senior finance roles within the telecommunications sector, including @Link Networks, MCI and Nortel. He received a Bachelor of Commerce degree from Queen’s University in Kingston, Ontario and a Masters in Business Administration from York University in Toronto, Ontario.
(3)	Christie A. Hill has been our General Counsel and secretary since February 2010. From October 2009 to January 2010, Ms. Hill served in the U.S. Department of Treasury as an oversight liaison executive with the Troubled Asset Relief Program (TARP). Prior to that, from August 2005 through June 2008, Ms. Hill served as Corporate Secretary and Chief Ethics Officer of Sprint Nextel Corporation, managing the governance and ethics functions of the company. From 1998 through August 2005, Ms. Hill served in a number of positions of increasing authority at Nextel Communications, Inc. (“Nextel”), including Vice President, Corporate Responsibility and Corporate Secretary. Prior to her work at Nextel, Ms. Hill served as counsel at Honda of America from 1992 to 1998, providing legal advice and counsel on general corporate and transactional matters, and began her legal career at Jones Day in the firm’s mergers and acquisition practice. Ms. Hill received a B.A. degree in political science from Ohio State University and a J.D. with honors from Ohio State University College of Law.
(4)	Steven Heap has been our Chief Technology Officer since March 2004 with responsibilities for technology strategy, network and service evolution, signaling and core routing innovation. Mr. Heap has more than 30 years experience in the international communications industry, with a career spanning all technology disciplines in companies ranging in size from international carriers to start-up ventures. Mr. Heap served as Chief Operating Officer in ePHONE, a VoIP service provider. He was previously a founder and Chief Network Officer of a global Internet backbone company, Aleron, Inc. and has held senior executive positions in Teleglobe Inc., where he was responsible for defining the global strategy and designing, negotiating and implementing a multi-billion dollar global transmission network. In Concert Communications, a joint venture company between British Telecom and MCI, Mr. Heap was responsible for planning, developing and implementing the global voice service. Prior to Concert Communications, Mr. Heap held various senior positions within British Telecom in the United Kingdom. Mr. Heap graduated with Honors in Physics from Imperial College, University of London in 1972.
(5)	Dan Powdermaker joined Arbinet in December 2008 as Senior Vice President of Sales and Marketing. From August 1997 to October 2007, Mr. Powdermaker served in various roles with iBasis, Inc.(“iBasis”); from March 2003 to October 2007 he served as Senior Vice President, Worldwide Sales; from January 2000 to March 2003 he served as Vice President, Europe, Middle East & Africa; from April 1998 to January 2000 he served as Vice President, Asia Pacific; and from August 1997 to April 1998 he served as Director, Business Development. Prior to joining iBasis, Mr. Powdermaker was in sales management at AT&T Global Services. Mr. Powdermaker graduated from the University of Chicago’s Graduate School of Business in 1995 and Harvard’s Advanced Management Program in 2008.

None of our executive officers is related to any other executive officer or to any of our Directors. Our executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified or until their resignation or removal.

Corporate Information

We were incorporated in Delaware in November 1996 as SmartGroup Holdings, Inc. In July 2002, we changed our name to Arbinet-thexchange, Inc. In June 2009, we changed our name to Arbinet Corporation. Our principal executive offices are located at 460 Herndon Parkway, Suite 150, Herndon, Virginia 20170. Our telephone number is (703) 456-4100. Our website address is www.arbinet.com.

Available Information

We make available the following public filings with the Securities and Exchange Commission free of charge through the Investor Relations section of our website at www.arbinet.com as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission:

•	our Annual Reports on Form 10-K and any amendments thereto;
•	our Quarterly Reports on Form 10-Q and any amendments thereto; and
•	our Current Reports on Form 8-K and any amendments thereto.

In addition, we make available our code of business conduct and ethics free of charge through our website. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the NASDAQ Global Market by filing such amendment or waiver with the Securities and Exchange Commission and posting it on our website.

No information on our website is incorporated by reference into this Annual Report on Form 10-K or any other public filing made by us with the Securities and Exchange Commission.

Item 1A. Risk Factors

If any of the following risks occur, our business, financial condition, results of operations or prospects could be materially adversely affected. In such case, the trading price of our common stock could decline.

Risks Related to Our Business

We have limited operating history as an exchange and as a traditional wholesaler of telecommunications traffic, and experience risks and difficulties frequently encountered by companies in new and rapidly evolving markets which if not overcome, could be materially harmful to our business.

We have experienced, and expect to continue to experience, risks and difficulties frequently encountered by companies in new and rapidly evolving markets. In order to overcome these risks and difficulties, we must, among other things;

•	generate sufficient usage of the Exchange by the Members;
•	maintain and attract a sufficient number of Members to the Exchange to sustain profitability;
•	execute our business strategy successfully, including successful execution of our Internet Exchange business;
•	manage our expanding operations;
•	upgrade our technology, systems and network infrastructure to accommodate increased traffic and transaction volume and to implement new features and functions; and
•	achieve adoption by having customers and potential customers use our new products and services.

Our failure to overcome these risks and difficulties, and the general risks and difficulties frequently encountered by companies in new and rapidly evolving markets, could impair our ability to expand our business, continue our operations and have a material adverse effect on our financial condition and operating results.

We have incurred a cumulative loss since inception and if we do not maintain or generate significant revenues, we may not return to profitability.

At December 31, 2009, our accumulated deficit was $120.5 million. We incurred a net loss of $8.7 million, $14.9 million, $6.9 million, and $0.4 million for the years ended 2009, 2008, 2007 and 2006, respectively. We had net income of $9.7 million in 2005. Even though we have taken steps to reduce our cost structure, we expect to incur significant future expenses, particularly with respect to the development of new products and services, deployment of additional infrastructure, and expansion in strategic global markets. To return to profitability, we must continue to increase the usage of the Exchange by the Members and Carrier Services customers and attract new customers in order to improve the liquidity of the Exchange as well as continue to closely manage our expenses. We must also deliver superior service to the Members, mitigate the credit risks of our business, and develop and commercialize new products and services. We may not succeed in these activities and may never generate revenues that are significant or large enough to return to profitability on a quarterly or annual basis. A large portion of our revenues is derived from the Members on a per-minute and per-megabyte basis. Therefore, a general market decline in the price for voice calls and Internet capacity may adversely affect the fees we charge the Members. Our failure to return to profitability would depress the market price of our common stock and could impair our ability to expand our business, diversify our product and service offerings or continue our operations.

The Members may not trade on the Exchange or utilize our other services due to, among other things, the lack of a liquid market, which may materially harm our business. Volatility in trading volumes may have a significant adverse effect on our business, financial condition and operating results.

Traditionally, communication services providers buy and sell network capacity in a direct, one-to-one process. The Members may not trade on the Exchange unless it provides them with an active and liquid market. Liquidity depends on, among other things, the number of buyers and sellers and the number of competitively priced routes that actively trade on a particular communications route. Our ability to increase the number of buyers that actively trade on the Exchange will depend on, among other things, the willingness and ability of prospective sellers to satisfy the quality criteria imposed by prospective buyers and, upon the increased participation of competing sellers from which a buyer can choose in order to obtain favorable pricing, achieve cost savings and consistently gain access to the required quality services. Our ability to increase the number of sellers that actively trade on the Exchange will depend upon the extent to which there are sufficient numbers of prospective buyers available to increase the likelihood that sellers will generate meaningful sales revenues. Alternatively, the Members may not trade on the Exchange if they are not able to realize significant cost savings. This may also result in a decline in trading volume and liquidity of the Exchange. Trading volume is additionally impacted by the mix of hundreds of geographic markets traded on the Exchange. Each market has distinct characteristics, such as price and average call duration. Declines in the trading volume on the Exchange would result in lower revenues to us and would adversely affect our profitability because of our predominantly fixed cost structure.

The Members may not trade on the Exchange because such Members may conclude that the Exchange will replace their existing business at lower margins.

If the Exchange continues to be an active, liquid market in which lower-priced alternatives are available to buyers, sellers may conclude that further development of the Exchange will erode their profits and they may stop offering communications capacity on the Exchange. Since the Exchange provides full disclosure of prices offered by participating sellers, buyers may choose to purchase network capacity through the Exchange instead of sending traffic to their existing suppliers at pre-determined, and often higher, contract prices. If suppliers of communications capacity fear or determine that the price disclosure and spot market limit order mechanisms provided by the Exchange will “cannibalize” the greater profit-generating potential of their existing business, they may choose to withdraw from the Exchange, which ultimately could cause the Exchange to fail and materially harm our business.

Our effort to increase the traffic quality of calls on the Exchange could adversely affect our business prospects or results of operations.

In the second half 2008, we began implementing measures to increase the traffic quality and average duration of calls on the Exchange. These measures included eliminating and streamlining many of the routes offered on the Exchange, resulting in a decline of the number of minutes bought and sold and a decline in our revenues. Although we completed this process in the fourth quarter 2008 and we believe that the decision to streamline some of our routes being offered will positively influence our business in the long term, we cannot be certain that the volume of minutes bought and sold on the Exchange will increase or return to previous levels, or that we will be able to reestablish the routes eliminated in this effort. We further cannot be certain that the increase in traffic quality will result in our revenues increasing or returning to previous levels. A failure to return to previous volumes or revenue levels could adversely affect our business, financial condition and operating results.

Our Carrier Services strategy may adversely affect the activity of Members on the Exchange.

We have traditionally operated as a neutral, anonymous Exchange. We established Carrier Services to improve our product and service offerings, improve efficiencies and simplify our customers’ experiences. However, some of the Members may view our development of a carrier strategy as competitive to their businesses and may limit or eliminate their activity on the Exchange. Any such reduction could have a material adverse effect on our financial condition and operating results.

We may not achieve profitability if we price inappropriately or fail to manage supply in Carrier Services.

We offer our Carrier Services at a price that is fixed for a specified period of time. In order to achieve profitability, we have to procure that supply below the offered price. Failure to recognize rising suppliers’ prices, or less expensive carriers not terminating the traffic as expected, could result in a significant loss to us.

We may incur losses on customer calls that do not match the expected distribution of calls to the offered destination in Carrier Services.

The trading Exchange operates using our defined codes so that the buyer is committed to pay the price for those codes and the seller is committing to offer termination using those codes. In the Carrier Services offering, we may compile a destination using multiple suppliers, each with their own prices for regions in that destination. However, portability of numbers between carriers at that destination may alter the price for termination. We are then offering to provide termination to the broader destination to our customers on the assumption that a certain blend of calling will be achieved. If the customer sends a blend of calls that is substantially different from what is expected and all of those calls are to the more expensive parts of a destination, we may receive invoices that are significantly greater than expected and may limit our ability to complete a sale to the buyer that is profitable for us.

Our standard Member enrollment cycle can be long and uncertain and may not result in revenues.

The Member enrollment cycle for full membership on the Exchange can be long, and may take up to 12 months or even longer from our initial contact with a communication services provider until that provider signs the membership agreement. Because we offer a new method of purchasing and selling international long distance voice calls and Internet capacity, we must invest a substantial amount of time and resources to educate prospective Members on services providers regarding the benefits of the Exchange. Factors that contribute to the length and uncertainty of the Member enrollment cycle and which may reduce the likelihood that a Member will purchase or sell communications traffic through the Exchange include:

•	the strength of pre-existing one-to-one relationships that prospective Members may already have with their communication services providers;
•	existing incentive structures within the Members’ organizations that do not reward decision-makers for savings achieved through cost-cutting;
•	the experience of the trial trading process by prospective Members;
•	an aversion to new methods for buying and selling communications capacity; and
•	the effect of the ongoing global financial and credit crisis on prospective Members’ credit, spending and cash flow.

We may require substantial additional capital to execute our business plan and, if additional capital is not available, we may need to limit, scale back or cease our operations.

We expect to meet our cash requirements for the next 12 months through a combination of cash flow from operations, cash, cash equivalents and short-term investments. If our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from our business, we may be required to borrow additional amounts under our existing credit facilities or seek additional financing sooner than anticipated.

Our current credit facility with SVB, expires on November 26, 2010. Even though we expect to extend the expiration date on this facility, we may default under this facility or may not be able to renew this credit facility upon expiration or on acceptable terms. In addition, we may seek additional funding in the future through public or private equity and debt financings. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, business prospects, products or services, which we would otherwise pursue on our own. Additional funds may not be available to us on acceptable terms or at all, particularly in light of the current significant deterioration in general economic conditions and tightening of credit availability. If we are unable to obtain funding on a timely basis or favorable terms, we may not be able to execute our business plan. As a result, our business, results of operations and financial condition could be adversely affected and we may be required to significantly reduce or cease our operations.

Our settlement procedures subject us to financial risk on all receivables not accepted by GMAC Commercial Finance LLC (GMAC), Silicon Valley Bank (SVB), and Euler Hermes ACI (Euler) under our credit arrangements or not covered by our other methods of managing our credit risk. In addition, we may elect to forego potential revenues to avoid certain credit risks, which could materially affect our results of operations.

We have established credit risk assessment and credit underwriting services with each of GMAC, SVB and Euler, which protect us from credit losses in the event of nonpayment due to bankruptcy. We are subject to financial risk for any nonpayment by the buyers for receivables that GMAC, SVB and/or Euler do not accept. We seek to mitigate this risk by evaluating the creditworthiness of each buyer prior to its joining the Exchange, as well as requiring deposits, letters of credit or prepayments from some buyers. We also manage our credit risk by reducing the amount owed to us by our buying Members by netting the buy amount and the sell amount for each Member on the Exchange. In 2009, approximately 72% of our trading revenues were covered by our third party credit agreements, our ability to net receipts and payments, and our collection from customers of prepayments, or other cash collateral, of which our third party credit underwriters covered 28%. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through the Exchange. In the future, we may elect to increase the amount of credit we extend to our customers we deem creditworthy in order to reduce our credit underwriting costs. Similarly, current economic conditions may adversely impact GMAC, SVB or Euler resulting in the inability of such entities to pay us when they are obligated to do so or at any time. If buyers fail to pay us for any reason and we have not been able or have elected not to secure credit risk protection with respect to these buyers, our business could experience a material adverse effect. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently, we may forego potential revenues which could materially affect our results of operations.

We are exposed to the credit risk of the Members not covered by our credit management programs with third parties, which could result in material losses to us.

There have been adverse changes in the public and private equity and debt markets for communication services providers that have affected their ability to obtain financing or to fund capital expenditures. In some cases, the significant debt burden carried by certain communication services providers has adversely affected their ability to pay their outstanding balances with us and some of the Members have filed for bankruptcy as a result of their debt burdens. Although these Members may emerge from bankruptcy proceedings in the future, unsecured creditors such as us, often receive partial or no payment toward outstanding obligations. Furthermore, because we are an international business, we may be subject to the bankruptcy laws of other nations, which may provide us limited or no relief. Although these losses have not been significant to date, future losses, if incurred, could be significant, particularly as a result of the impact of current adverse economic conditions and the tightening of credit availability on customers, and could harm our business and have a material adverse effect on our operating results and financial condition.

We may be unable to effectively manage the pricing risk, which could result in significant losses to us.

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

We are dependent on our senior management team, in particular, Shawn F. O’Donnell, our President and Chief Executive Officer, for our business success. Our employment arrangements with Mr. O’Donnell and our other executive officers are terminable on short notice or no notice. We do not carry key man life insurance on the lives of any of our key personnel. The loss of any of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could significantly affect our current and future growth. In addition, our growth may require us to hire a significant number of qualified technical and customer-facing personnel. We may not be able to attract and retain qualified personnel necessary for the successful operation and growth of our business.

The market for our services is competitive and if we are unable to compete effectively, our financial results will suffer.

We face competition for our voice trading services from communication services providers’ legacy processes and new companies that may be able to create centralized trading solutions that replicate our voice trading platform or circumvent our intellectual property. These companies may be more effective in attracting voice traffic than the Exchange.

We may face a new set of competitors as we launch new products and services. Our Carrier Services, PrivateExchange and AssuredAxcess solutions may compete with communication services providers’ legacy processes, communication services providers themselves and potentially other companies that provide software and services to communication services providers.

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

We may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully with these competitors. Many of our current and potential competitors have greater financial resources than we do and, therefore, may have the ability to adopt aggressive pricing policies. In addition, many of these companies have longer operating histories and may have significantly greater technical, marketing and other resources than we do and may be able to better attract the same potential customers that we are targeting. Once communications services providers have established business relationships with our competitors, it could be extremely difficult to convince them to utilize the Exchange or replace or limit their existing ways of conducting business. These competitors may be able to develop services or processes that are superior to our services or processes, or that achieve greater industry acceptance or that may be perceived by buyers and sellers as superior to ours. Where we compete with legacy processes, it may be particularly difficult to convince customers to utilize the Exchange or replace or limit their existing ways of conducting business.

Furthermore, since the Exchange provides full disclosure of prices offered by participating sellers on an anonymous basis, buyers may choose to purchase network capacity through the Exchange instead of sending traffic to their existing suppliers at pre-determined, and often higher, contract prices. If suppliers of communications capacity fear or determine that the price disclosure and spot market limit order mechanisms provided by the Exchange will “cannibalize” the greater profit-generating potential of their existing businesses, they may choose to withdraw from the Exchange. If participants withdraw from the Exchange in significant numbers, it could cause the Exchange to fail and materially harm our business.

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

Our inability to manage these risks effectively could result in increased costs and distractions from our strategic goals, adversely affecting our business, financial condition and operating results.

The future market for our new products and services, and, therefore, the revenues from these new products and services, cannot be predicted with certainty.

The market for our new products and services might develop more slowly or differently than we currently anticipate, if at all. The Members and potential customers may decide that these new products and services do not meet their requirements or may not be willing to purchase them at the prices we seek to charge. Even if the market for these new products and services develops, our offerings may not achieve widespread acceptance. We may be unable to successfully and cost-effectively market and sell our products and services to a sufficiently large number of Members or customers.

Our pricing in the Exchange and new products and services may not be sustainable and may decline over time.

As prices for international long-distance minutes continue to decline, we need to charge the Members less for utilization of our services. We may also need to reduce our prices to drive incremental minutes on the Exchange. As we have a predominantly fixed-price operating cost structure, we are evaluating pricing programs that maximize the volume and aggregate fee revenues on the Exchange. We continue to explore additional volume discounting programs and alternative pricing programs to drive overall fee revenues. Our fee revenue per minute may decline in the coming quarters as we explore these pricing initiatives. We cannot be certain that our pricing programs will drive significant enough increases in volume to offset the price reduction and, therefore, our aggregate fee revenues may decline due to these pricing programs.

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

Adverse conditions in the U.S. and international economies and the customers we serve have impacted our results of operations, and may continue to adversely impact our results in the future.

The recent recession in the United States, turmoil in the U.S. financial markets, the economic slowdown and uncertainty over the breadth, depth and duration of the slowdown adversely impacted our business in 2008 and 2009 and continue to pose challenges to results of operations. In particular, we have experienced significant declines in trading volumes during these periods. Future unfavorable general economic conditions in the U.S. or in one or more of our other major markets could negatively affect the affordability of and demand for some of our products and services. The business and operating results of communications service providers have been, and will continue to be, materially affected by worldwide economic conditions. In addition, adverse economic conditions may lead to an increased number of our customers that are unable to pay for our services. If these challenges continue for a significant period or there is significant further deterioration in the global economy, the demand for our services will continue to be adversely impacted, and our results of operations, financial position and cash flows could be materially and adversely affected.

Risks Related to Regulatory Matters

Future governmental regulations may adversely affect the Exchange business.

The communications services industry is highly regulated in the United States and in foreign countries. The Exchange business may become subject to various United States, United Kingdom and other foreign laws, regulations, agency actions and court decisions. The FCC has jurisdiction over interstate and international communications in the United States, which includes our Carrier Services business. The FCC currently does not regulate the Exchange services we offer. If, however, the FCC determined that it should regulate the Exchange services and that certain of our services or arrangements require us to obtain regulatory authorizations, the FCC could order us to make payments into certain funds supported by regulatory entities, require us to comply with reporting and other ongoing regulatory requirements and/or fine us. Our growth strategy may include activities that will subject us to additional regulation by the FCC. We are currently not regulated at the state level, but could be subjected to regulation by individual states as to services that they deem to be within their jurisdiction.

In addition, like many businesses that use the Internet to conduct business, we operate in an environment of tremendous uncertainty as to potential government regulation. We believe that we are not currently subject to direct regulation of the services that we offer other than our Carrier Services and regulations generally applicable to all businesses. However, governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations may be introduced and court decisions reached that affect the Internet or other web-based services, covering issues such as member pricing, member privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, because we offer our services internationally, foreign jurisdictions may claim that we are subject to their regulations. Any future regulation may have a negative impact on our business by restricting our method of operation or imposing additional costs. Further, as a company that conducts a portion of our business over the Internet, it is unclear in which jurisdictions we are actually conducting business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties, and could result in our inability to enforce contracts in that jurisdiction.

Changes in the regulatory framework under which our carrier subsidiary operates could adversely affect its business prospects or results of operations.

Our Carrier Services subsidiary, Arbinet Carrier Services, Inc., is subject to regulation by the FCC and other federal, state and local agencies, which may restrict our ability to operate in or provide specified products or services. ACS is required to comply with various FCC reporting obligations and to contribute to Federal communications programs, such as the Universal Service Fund, when applicable. Failure to comply with these obligations may result in fines. The adoption of new laws or regulations or changes to the existing regulatory framework could adversely affect our business plans. Further, compliance with the regulatory scheme will add expenses to our operating costs. We expect that these concerns will be offset by improved product and service offerings, improved efficiencies and simplified customers’ experiences. A failure in this strategy may have a significant impact on our operating results.

Risks Relating to Our Technology

System failures, human error and security breaches could cause us to lose Members and expose us to liability.

The communications services providers that use our services depend on us to accurately track, rate, store and report the traffic and trades that are conducted on our platform. Software defects, system failures, natural disasters, human error and other factors could lead to inaccurate or lost information or the inability to access the Exchange. From time to time, we have experienced temporary service interruptions. Our systems could be vulnerable to computer viruses, physical and electronic break-ins and third party security breaches. In a few instances, we manually input trading data, such as bid and ask prices, at the request of the Members, which could give rise to human error and miscommunication of trading information and may result in disputes with the Members. Any loss of information or the delivery of inaccurate information due to human error, miscommunication or otherwise or a breach or failure of our security mechanisms that leads to unauthorized disclosure of sensitive information could lead to Member dissatisfaction and possible claims against us for damages.

Undetected defects in our technology could adversely affect our operations.

Our technology is complex and is susceptible to errors, defects or performance problems, commonly called “bugs.” Although we regularly test our software and systems extensively, we cannot ensure that our testing will detect every potential error, defect or performance problem. Any such error, defect or performance problem could have an adverse effect on our operations. Users of our services may be particularly sensitive to any defects, errors or performance problems in our systems because a failure of our systems to monitor transactions accurately could adversely affect their own operations.

If we do not adequately maintain the Members’ and customers’ confidential information, we could be subject to legal liability and our reputation could be harmed.

Any breach of security relating to confidential information of the Members or customers could result in legal liability to us and a reduction in use of the Exchange or cancellation of our services, either of which could materially harm our business. Our personnel often receive highly confidential information from buyers and sellers that is stored in our files and on our systems. Similarly, we receive sensitive pricing information that has historically been maintained as a matter of confidence within buyer and seller organizations.

We currently have practices, policies and procedures in place to ensure the confidentiality of the Members’ and customers’ information. However, our practices, policies and procedures to protect against the risk of inadvertent disclosure or unintentional breaches of security might fail to adequately protect information that we are obligated to keep confidential. We may not be successful in adopting more effective systems for maintaining confidential information, so our exposure to the risk of disclosure of the confidential information of the Members or customers may grow as we expand our business and increase the amount of information that we possess. If we fail to adequately maintain the Members’ or customers’ confidential information, some of them could end their business relationships with us and we could be subject to legal liability.

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

To be successful, we must adapt to and keep pace with rapidly changing technologies by continually improving, expanding and developing new services and technologies to meet customer needs. Our success will depend, in part, on our ability to respond to technological advances, meet the evolving needs of Members and customers and conform to emerging industry standards on a cost-effective and timely basis, if implemented. We will need to spend significant amounts of capital to enhance and expand our services to keep pace with changing technologies. Failure to do so may materially harm our business.

Any failure of our physical infrastructure could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Our business depends on providing customers with highly reliable service. We must protect our infrastructure and any colocated equipment of the Members located in our EDPs. Our EDPs and the services we provide are subject to failure resulting from numerous factors, including:

•	human error;
•	physical or electronic security breaches;
•	fire, earthquake, flood and other natural disasters;
•	water damage;
•	power loss; and
•	terrorism, sabotage and vandalism.

Problems at one or more of our EDPs, whether or not within our control, could result in service interruptions or significant equipment damage. Any loss of services, equipment damage or inability to terminate voice calls or supply Internet capacity could reduce the confidence of the Members and customers and could consequently impair our ability to obtain and retain Members and customers, which would adversely affect both our ability to generate revenues and our operating results.

Our business could be harmed by prolonged electrical power outages or shortages or general availability of electrical resources.

Our EDPs are susceptible to electrical power shortages, planned or unplanned power outages caused by these shortages, such as those that occurred in California during 2001 and in the Northeast in 2003, and limitations, especially internationally, of adequate power resources. We attempt to limit exposure to system downtime by housing our equipment in data centers, and using backup generators and power supplies. Power outages that last beyond our backup and alternative power arrangements could significantly harm the Members and customers and our business.

Our inability to expand or enhance our systems may limit our growth.

We seek to generate a high volume of traffic and transactions on the Exchange. The satisfactory performance, reliability and availability of our processing systems and network infrastructure are critical to our reputation and our ability to attract and retain Members and customers. Our revenues depend primarily on the number and the volume of Member transactions that are successfully completed. We need to expand and upgrade our technology, systems and network infrastructure both to meet increased traffic and to implement new features and functions. We may be unable to project accurately the rate or timing of increases, if any, in the use of our services or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely fashion.

We use internally custom-developed systems to process transactions executed on the Exchange, including billing and collections processing. We must continually improve these systems in order to accommodate the level of use of the Exchange. In addition, we may add new features and functionality to our services that may result in the need to develop or license additional technologies. Our inability to add additional software and hardware or to upgrade our technology, transaction processing systems or network infrastructure to accommodate increased traffic or transaction volume could have adverse consequences. These consequences include unanticipated system disruptions, slower response times, degradation in levels of Member or customer support, impaired quality of the Members’ or customers’ experiences of our service and delays in reporting accurate financial information. Our failure to provide new features or functionality also could result in these consequences. We may be unable to upgrade effectively and expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. Current adverse economic conditions and tightening credit availability may impair our ability to expand and enhance our systems. These difficulties could harm or limit our ability to expand our business.

Our business is dependent on the development and maintenance of the Internet infrastructure.

The success of our product and service offerings will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. If the Internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by an increased number of users or bandwidth requirements or by “viruses,” “worms” and similar programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. The public Internet is used significantly as the mechanism to interconnect many of our customers and suppliers who are using VoIP technologies, and VoIP quality degrades rapidly with congestion or other quality issues in the Internet. Any such outages and delays could significantly reduce the level of Internet usage as well as the level of voice traffic and the processing of transactions on the Exchange.

Risks Relating to Patents and Proprietary Information

If we are not able to obtain and enforce patent protection for our methods and technologies, our ability to successfully operate the Exchange and commercialize our product and service candidates will be harmed and we may not be able to operate our business profitably.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or have purchased under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. However, we may not hold proprietary rights to some of our current or future methods and technologies, and some of the protections for our proprietary methods and technologies may not be recognized in all jurisdictions. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in industry-related literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patent applications. As a result, we may be required to obtain licenses under third-party patents. If licenses are not available to us on acceptable terms, or at all, we may not be able to operate the Exchange or commercialize our product and services candidates.

Our strategy depends in part on our ability to rapidly identify and seek patent protection for our discoveries. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The issuance of a patent does not guarantee that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. In addition, the issuance of a patent does not guarantee that we have the right to practice the patented invention. Third parties may have blocking patents that could be used to prevent us from marketing our own patented product or service and practicing our own patented technology.

Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and/or opposition proceedings and the risk of such claims being invalidated by infringement litigation. Alternatively, the allowance of narrower claims may limit the value of our proprietary rights. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, once they have been issued, our patents and any patent that we have licensed, may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

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

If any parties successfully claim that our creation, offer for sale, sale, import or use of technologies infringes upon their intellectual property rights, we might be forced to incur expenses to litigate the claims and pay damages (potentially including treble damages, if we are found to have willfully infringed such parties’ patents or copyrights). In addition, if we are unsuccessful in litigation, a court could issue a permanent injunction preventing us from operating the Exchange or commercializing our product and service candidates for the life of the patent that we have been deemed to have infringed. Litigation concerning patents and other forms of intellectual property and proprietary technologies is becoming more widespread and can be protracted and expensive and can distract management and other key personnel from performing their duties for us.

Any legal action against us claiming damages and seeking to enjoin commercial activities relating to the affected methods, processes, products and services could, in addition to subjecting us to potential liability for damages, require us to obtain a license in order to continue to operate the Exchange or market the affected products and services. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, some licenses may be nonexclusive, and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to operate the Exchange effectively or market some of our technology, products or services, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

If we become involved in patent litigation or other proceedings to enforce our patent rights, we could incur substantial costs, substantial liability for damages and be required to cease operation of the Exchange or commercialization of our products and services.

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

We rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We also rely in part on confidentiality agreements with our corporate partners, employees, consultants, advisors and others to protect our proprietary technology, processes and methods.

These agreements may not effectively prevent disclosure of confidential information and may not provide adequate remedies in the event of breaches that result in unauthorized disclosure of our confidential information. In addition, our competitors may independently discover our trade secrets and proprietary information, or they may otherwise become known, and in such cases we could not assert any trade secret rights against such party. To the extent that our corporate partners, employees, consultants, advisors and others use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located at 460 Herndon Parkway, Suite 150, Herndon, Virginia, where we lease approximately 28,260 square feet of office space.

Our leased properties are as follows:

Location	Approximate Area (In Sq. Feet)	Use	Lease Expiration Date
Herndon, Virginia	28,260	Administrative Office & Operations Center	May 31, 2020
New Brunswick, New Jersey	11,500	Intend to sublease (vacant)	April 30, 2013
New York, New York	22,896	EDP & Sales Office	July 31, 2015
Los Angeles, California	12,162	EDP	September 30, 2010
London, United Kingdom	2,837	Sales Office	June 22, 2017

In addition, we lease circuit capacity from other communications services providers to support our EDPs in Miami, Florida; London, United Kingdom; Frankfurt, Germany; and Hong Kong. As part of our agreements with these communications services providers, they provide us with our physical connection point in those markets.

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

NNP Communications, LLC versus Arbinet-thexchange, Inc.

On June 10, 2009 we were notified that a demand for arbitration had been filed with the American Arbitration Association against us by NNP Communications, LLC, or NNP, a former Member of the Exchange, seeking damages in the amount of $9.5 million for alleged claims for breach of contract, unjust enrichment, fraud, tortuous interference with contract and unfair competition (the NNP Arbitration). NNP alleges that the Exchange was not operated in a neutral manner and that we wrongfully competed with our Members. NNP also alleges that we wrongfully directed telecommunications traffic meant for NNP to companies owned, directly or indirectly, by our insiders or companies who pay monies to our insiders in exchange for telecommunications traffic. We filed a response in the NNP Arbitration on July 8, 2009 denying the allegations and asserting a counterclaim for breach of contract and negligent misrepresentation. We also filed a demand for arbitration with the American Arbitration Association against an affiliated entity of NNP, Savontel Communications, Inc., or Savontel, another former member of the Exchange, seeking damages in the amount of $0.5 million for breach of contract and recovery of unpaid invoices (the Savontel Arbitration). On December 18, 2009, the arbitrator in the Savontel Arbitration entered an interim award granting the full amount of our claim of $0.5 million plus interest, administrative, and reasonable legal expenses. The final award in the Savontel Arbitration was entered on February 9, 2010. The NNP Arbitration is still pending.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “ARBX.” We began trading on the NASDAQ National Market on December 16, 2004. The following table sets forth the range of high and low stock sales prices for our common stock as reported on the NASDAQ Global Market for the period indicated below.

Quarter Ended	High	Low	Cash Dividend Per Share
March 31, 2008	$6.07	$3.43	$0.40
June 30, 2008	$4.55	$3.29	—
September 30, 2008	$4.19	$2.55	—
December 31, 2008	$3.21	$1.02	—
March 31, 2009	$2.00	$1.40	—
June 30, 2009	$2.25	$1.50	—
September 30, 2009	$3.08	$1.71	—
December 31, 2009	$2.75	$1.93	—

As of March 1, 2010, the approximate number of holders of record of our common stock outstanding was 70.

Dividends

We did not declare or pay cash dividends on our common stock in 2009. On February 28, 2008, we announced that our Board of Directors approved a special one-time cash distribution of $0.40 per share of common stock. The aggregate total distribution of approximately $10.0 million was paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. The special cash distribution replaced a $15.0 million stock repurchase plan previously announced on June 11, 2007, or the 2007 Repurchase Plan, under which we repurchased approximately 836,997 shares. Except for this 2008 one-time cash distribution, we do not currently anticipate paying any cash dividends in the foreseeable future.

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

After deducting expenses of the offering, we received net offering proceeds of approximately $66.6 million. We used approximately $15.2 million of our net proceeds to redeem the outstanding shares of our Series B and Series B-1 preferred stock and approximately $10.0 million to repay principal and interest outstanding under our credit facility with SVB. Approximately $40.0 million of the net proceeds of the offering was initially invested in investment-grade marketable securities within the guidelines defined in our investment policy. As of December 31, 2009, $6.4 million of the net proceeds of the offering remained invested in investment-grade marketable securities. These securities are sold, as needed, to fund capital expenditures and the recent net losses.

Issuer Purchases of Equity Securities

The following table provides information as of and for the quarter ended December 31, 2009 regarding shares of our common stock that were repurchased (i) under the November 2008 Repurchase Plan and (ii) in connection with tax withholding obligations upon vesting of shares of restricted stock under our 2004 Stock Incentive Plan, as amended, or the 2004 Plan.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Approximate Cost of Shares Purchased	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans ($)
November 2008 Repurchase Plan(2)
Balance at beginning of period	1,657,341	$1.91	$3,159,000	$1,841,000
October 1 to October 31, 2009	1,264	$2.50	3,000	1,838,000
November 1 to November 30, 2009	1,533	$2.22	3,000	1,835,000
December 1 to December 31, 2009	8,185	$2.20	18,000	1,817,000
Total	1,668,323	$1.91	$3,183,000	$1,817,000
2004 Plan(3)
October 1 to October 31, 2009	—	$—	$—	N/A
November 1 to November 30, 2009	6,199	$2.35	15,000	N/A
December 1 to December 31, 2009	—	$—	—	N/A
Total	6,199	$2.35	$15,000	N/A

(1)	As part of publicly announced plans or programs.
(2)	Announced on November 6, 2008, the November 2008 Repurchase Plan authorized the repurchase of up to $5.0 million of our common stock. Stock repurchases may be made from time to time through the open market and privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The November 2008 Repurchase Plan may be suspended or terminated at any time without prior notice, and has no expiration date.
(3)	Pursuant to the 2004 Plan, we withheld shares of common stock in connection with tax withholding obligations upon vesting of shares of restricted stock. The 2004 Plan was originally filed with the Securities and Exchange Commission on November 29, 2004 and became effective on December 14, 2004. The 2004 Plan was amended on April 15, 2005, February 22, 2006 and October 1, 2006, and expires on December 14, 2014.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial information for 2009, 2008 and 2007 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statements of Operations Data:
Trading revenues	$305,792	$418,492	$483,891	$495,115	$481,607
Fee revenues	33,684	48,356	50,058	47,863	48,848
Total revenues	339,476	466,848	533,949	542,978	530,455
Cost of trading revenues	305,696	418,890	484,116	495,159	481,200
Indirect cost of trading and fee revenues	18,132	19,698	20,380	17,118	15,888
Total cost of trading and fee revenues	323,828	438,588	504,496	512,277	497,088
Gross profit	15,648	28,260	29,453	30,701	33,367
Other operating expenses:
Sales and marketing	7,566	10,211	9,690	8,126	7,660
General and administrative	10,685	11,677	13,507	16,189	11,625
Depreciation and amortization	7,147	7,501	7,574	6,923	8,865
Severance charges	470	1,422	1,318	320	—
Restructuring (benefit) and other exit costs	629	—	(672)	—	(2,673)
Impairment charge	—	3,442	—	—	—
Reserve for Litigation	—	—	1,940	507	—
Total other operating expenses	26,497	34,253	33,357	32,065	25,477
Income (loss) from operations	(10,849)	(5,993)	(3,904)	(1,364)	7,890
Interest income	122	948	2,744	3,135	1,780
Interest expense	(626)	(577)	(966)	(1,143)	(1,459)
Foreign currency transaction gain (loss)	2,331	(6,978)	74	1,013	(469)
Other income, net	321	287	553	329	339
Income (loss) from continuing operations before income taxes	(8,701)	(12,313)	(1,499)	1,970	8,081
(Benefit) provision for income taxes	(39)	392	232	2,013	(1,298)
Net income (loss) from continuing operations	(8,662)	(12,705)	(1,731)	(43)	9,379
Discontinued operations:
Income (loss) from discontinued operations, net of income tax	-—	(2,228)	(5,210)	(346)	296
Net income (loss)	$(8,662)	$(14,933)	$(6,941)	$(389)	$9,675
Net income (loss) per common share:
Basic	$(0.40)	$(0.62)	$(0.28)	$(0.01)	$0.38
Diluted	$(0.40)	$(0.62)	$(0.28)	$(0.01)	$0.36
Dividends per common share	$—	$0.40	$—	$—	$—

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$15,492	$16,224	$28,556	$32,986	$40,365
Marketable securities	$6,407	$7,926	$20,344	$30,051	$23,231
Total assets	$67,737	$79,358	$109,934	$132,522	$119,679
Loans payable and capital lease obligations	$3,600	$3,600	$7	$115	$1,031
Notes payable	$—	$—	$493	$561	$—
Due to Silicon Valley Bank	$2,014	$371	$285	$8,078	$—
Accumulated deficit	$(120,535)	$(111,873)	$(96,941)	$(89,964)	$(88,323)
Total stockholders’ equity	$40,332	$49,745	$79,661	$86,931	$85,770

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of international voice, data and managed communications services for fixed, mobile and wholesale carriers. We offer these communication services through three primary voice product offerings, including a spot exchange, a wholesale product called “Carrier Services” and a Private Exchange product, which allows customers to create virtual connections with other customers. Our primary data products leverage our unique routing capabilities to provide the requisite high quality for Internet data transmission.

Our first product offering is a comprehensive global electronic market, or the Exchange, for the trading, routing and settling of voice and data capacity. Buyers and sellers, or Members, of the Exchange, consisting primarily of communications services providers seeking global reach, are indirectly connected to all other Members where they buy and sell voice minutes and data capacity through our centralized, efficient and liquid marketplace. Communications services providers that do not use the Exchange, must individually negotiate and buy access to the networks of other communications services providers, globally, to send voice calls and data capacity outside of their networks. We believe that the Exchange marketplace streamlines this process and thereby provides a cost-effective and efficient alternative to negotiating individual, direct connections. Through the Exchange, we independently assess the quality of this capacity and these routes and include that information in the sell order. The key value proposition of the Exchange is its neutrality and simple structure for Members to connect traffic with other Members on a cost effective basis.

Our second product offering is our Carrier Services, which is a wholesale trading product based on the traditional model of buying and selling voice termination with standard carrier contracts, rate lock and multiple routing options. We place our Carrier Services trades on the Exchange. In 2009, we designed, developed and launched Carrier Services, through our subsidiary, Arbinet Carrier Services, Inc., or ACS. The combination of operating our Carrier Services business on the Exchange provides a unique opportunity in that we may originate or terminate traffic for un-serviced or underserved markets on the Exchange, thereby creating incremental supply and demand of traffic on the Exchange. Our Carrier Services customers not only benefit from this low cost solution for terminating traffic on a managed platform with access to routes posted from the Exchange’s 1,100 plus Members, but also have the option to place a greater emphasis on quality based routing, rather than simply price based routing. This is a part of our ongoing strategy to broaden product and service offerings, and enhance value for our customers.

Our third product offering is Private Exchange which gives Members access to multiple direct routes via a single interconnection with us. Private Exchange enables retail service providers and carriers to create virtual interconnections and aggregate existing interconnections with corresponding carriers that have direct routes into their markets. The Members negotiate rates and volumes between themselves using an online tool. We provide the services to route, bill and settle between the designated parties. On-line reporting and tools allow each Member to manage its traffic flow. Private Exchange enables two service providers to route traffic between each other by utilizing our network. Provisioning charges and the time and expense of negotiating new contracts between those Members are eliminated. Service providers can aggregate existing and new interconnects and benefit from increased network and port utilization.

Revenue

We generate revenues from the trading of voice and data traffic that Members conduct on the Exchange and traffic from our Carrier Services business that is conducted on the Exchange, which we refer to as trading revenues. Revenues also include the fees and other charges we derive from Members for allowing them to trade on the Exchange, which we refer to as fee revenues. Our trading revenue represents the aggregate dollar value of the calls that are routed through our switches at the price agreed to by the buyer and seller of the capacity or between the customer and us for Carrier Services. Our system automatically records all traffic terminated through our switches. For example, if a 10-minute call is originated in France and routed through our facilities to a destination in India for $0.11 per minute, we record $1.10 of trading revenue for the call. Certain Members contract to buy minutes to specific markets at fixed rates. We may generate profit or incur losses associated with this trading activity and other transactions executed on the Exchange.

Costs and Expenses

Our cost of trading revenues consists of the cost of calls and data transmissions that are routed through our switches at the price agreed to by both the buyer and seller of the capacity for Exchange traffic, or between the supplier and us for Carrier Services traffic. For example, in the France to India hypothetical call above, we would record cost of trading revenues equal to $1.10, an amount that we would pay to the seller. For our Carrier Services model, we would expect costs to be less than our revenues to earn a margin on that traffic.

Indirect cost of trading and fee revenues consists of costs related to supporting the operations of the Exchange and network, such as salaries, benefits, and related costs of engineering, technical support, product and software development, and system support personnel, as well as facilities and interconnect costs. It is impractical to break down such expenses between indirect cost of trading revenues and indirect cost of fee revenues.

Sales and marketing consists of salaries, benefits, commissions, and related costs of sales and marketing personnel, trade shows and other marketing activities.

General and administrative costs consist of salaries, benefits, and related costs of corporate, finance and administrative personnel, facilities costs, bad debt expense and outside service costs, such as legal and accounting fees.

Business Development

We continue to seek to increase our trading volume. We aim to achieve this by increasing participation on the Exchange from existing Members, increasing membership on the Exchange, expanding our global presence, developing and marketing complementary services and leveraging our FCC license to expand the provision of wholesale Carrier Services. We currently have EDPs in New York, Los Angeles, Miami, London, Frankfurt and Hong Kong. We can initially establish an EDP in a new market without any additional capital by directly connecting the new EDP to one of our existing EDPs through a leased network. For example, our EDP in Frankfurt is connected with our EDP in Miami. Once we have sufficient business in a new market, we may install a new switch for the EDP in that market for a cost of approximately $1.0 million. We plan to develop, market and expand services that are complementary to our existing offerings, including enhanced trading, credit and clearing services and switch partitioning. We may not be successful in doing so due to many factors, including the business environment in which we operate and current adverse global economic conditions. For a further discussion of regulatory, technological and other changes relevant to our business, see “Business — Industry Background.”

Digital Media Discontinued Operations

To increase resources available for our core businesses, in the first quarter 2008, we announced a decision to explore strategic alternatives for Broad Street Digital, a license management platform for intellectual property rights and digital content distribution. As a result of this decision, we recognized an impairment charge of approximately $2.3 million, in the fourth quarter 2007, to write down the intangible and long-lived assets of Broad Street Digital to their estimated fair value.

During the second quarter 2008, we ceased all activities related to the digital media market. As a result, the digital media segment has been presented as a discontinued operation in the accompanying financial statements for all periods.

On August 5, 2008, we entered into an agreement to sell substantially all of the assets of Broad Street Digital. In the second quarter 2008, we recorded a charge of $0.3 million, to adjust the carrying value of the Broad Street Digital assets to the estimated net proceeds from the transaction, which was completed on August 19, 2008. In connection with ceasing all digital media activities, we entered into a separation and release agreement with the Chief Operating Officer of Arbinet Digital Media Corporation and terminated the remaining employees in this segment. We recognized a severance charge of $0.5 million in the three months ended September 30, 2008, which is reflected in loss from discontinued operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009.

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and often involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates these estimates, including those related to revenue recognition and deferred revenue, share-based compensation, allowance for doubtful accounts, income taxes, long-lived assets, and goodwill and other intangible assets, on an ongoing basis. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition and Deferred Revenue. Net revenue is derived from the provision of international voice, data and managed communications services for fixed, mobile and wholesale services. We operate an electronic market for trading, routing and settling voice and data capacity, as well as a traditional wholesale business. We recognize trading revenues from minutes traded on the Exchange, and fee revenues from access fees, credit risk premium fees, colocation service fees, membership fees and other value-added service fees. Revenues from minutes traded represent the price per minute multiplied by the number of minutes purchased by buyers through the Exchange. We recognize trading revenues on a gross basis, pursuant to the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, or the Codification, guidance on revenue recognition, because we act as a principal in the transactions and not in a broker or agent capacity. Additionally, we have the risks and rewards of ownership since we collect directly from the buyer and are solely responsible for payments to the seller. We bear the credit risk of the transactions and any potential default by the buyer does not absolve us from paying the seller. Revenues from access fees generally represent the amount we charge sellers and buyers based on their trading activity on the Exchange with other Members.

Net revenue is earned based on the number of minutes at a prescribed rate that travel through our network, adjusted for service credits and service adjustments. Revenue for a period is calculated from information received through our network switches. We designed customized software to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides us the ability to do a timely and accurate analysis of revenue earned in a period.

Net revenue is also earned on a fee basis for additional value-added services provided to our customers, such as accelerated payment terms, in the period service is provided. Revenues from credit risk premium fees represent the amount charged Members based on each Member’s gross selling activity on the Exchange for that period. Revenues from colocation service fees represent the amount charged Members in order for the Member-owned equipment to be placed in our premises. We recognize revenue for access fees, credit risk premium fees and colocation service fees as the service is provided. Fee revenues also include a monthly minimum fee based on the amount of capacity that Members have connected to our switches and overage fees for the number of minutes or megabytes that are routed through our switches in excess of amounts allowed under the monthly minimum, or collectively referred to as access fees, which comprised approximately 76% and 79% of fee revenues for the years ended December 31, 2009 and 2008, respectively. Additionally, deferred revenue is recorded for payments received in advance for volume minimums until such related services are provided, and membership fees are deferred and amortized over the average benefit period.

•	Share-Based Compensation. We measure the compensation cost of stock-based compensation at the grant date, based on the fair value of the award, including estimated forfeitures, and we recognize that cost as an expense ratably over the associated employee service period, which generally is the vesting period of the equity award. We calculate the fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires us to make certain assumptions and estimates concerning our stock price volatility, the rate of return of risk-free investments, the expected term of the awards, and our anticipated dividends. In determining the amount of expense to be recorded, we also are required to exercise judgment to estimate forfeiture rates for awards, based on the probability that employees will complete the required service period. If actual forfeitures differ significantly from our estimates, if any of our estimates or assumptions prove incorrect, or if the likelihood of achievement of a performance condition changes, our results could be materially affected.
•	Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of Members on our Exchange to make required payments. The amount of our allowance is based on our historical experience, current economic trends, and an analysis of our aged outstanding accounts receivable balances. If the financial condition of a Member deteriorates, resulting in additional risk in their ability to make payments to us, then additional allowances may be required which would result in an additional expense in the period that this determination is made. While credit losses have historically been within our range of expectations and our reserves, we cannot guarantee that we will continue to experience the same level of doubtful accounts that we have in the past.
•	Income Taxes. We have net deferred tax assets, reflecting net operating loss (NOL) carryforwards and other deductible differences, which may reduce our taxable income in future years. These net deferred tax assets are offset by a valuation allowance resulting in no tax benefit being recognized related to these net deferred tax assets. We are required to periodically assess the realization of our deferred tax assets and changes in circumstances may require adjustments in future periods. The amount of net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If it becomes more likely than not that we will recognize a future tax benefit from the deferred tax assets, we may need to reverse some or all of our valuation allowance. When evaluating the ability for us to record a net deferred tax asset, the Codification standards require us to consider all sources of taxable income as well as all available evidence to determine that it is more likely than not that we will be able to utilize this asset.

We are also required to address whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that, on a cumulative basis, has a greater than fifty percent likelihood of being realized upon ultimate settlement. It provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. We believe that we have identified all reasonably identifiable exposures and that the established reserves for such exposures are appropriate.

•	Long-Lived Assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with the Codification on the impairment or disposal of long-lived assets. Factors we consider important which could trigger an impairment review include the following:
•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business; and
•	significant industry, economic or competitive trends.
•	Goodwill and Other Intangible Assets. We follow the FASB guidance on goodwill and intangible assets, which require that purchased goodwill and certain indefinite-lived intangibles no longer be amortized. Instead, goodwill is tested for impairment as of October 1 of each year, or more frequently if impairment indicators arise, by applying a fair value approach. Additionally, we test for impairment of our indefinite- and definite-lived intangible assets when indicators arise. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2009 and 2008

Trading Revenues and Cost of Trading Revenues

Trading revenues decreased 26.9% to $305.8 million for the year ended December 31, 2009 from $418.5 million for the year ended December 31, 2008. The decrease in trading revenues was due to a decrease in the volume traded by the Members and a lower average trade rate for minutes bought and sold on the Exchange. Specifically, the factors affecting trading revenues included:

A total of 10.25 billion minutes were bought and sold on the Exchange for the year ended December 31, 2009, a decrease of 22.2% from the 13.17 billion minutes that were bought and sold for the year ended December 31, 2008. There were 1.13 billion completed calls in the year ended December 31, 2009, representing a 33.5% decrease from the 1.70 billion completed calls for the year ended December 31, 2008. In the second half 2008, we began a concerted effort to increase traffic quality and the average call duration (ACD) of calls on the Exchange. These measures included eliminating and streamlining many of the routes offered. This process, which was completed in the fourth quarter 2008, contributed to a decline in the number of minutes bought and sold on the Exchange. In addition, the global economic recession has had a negative impact on certain of the Members’ trading activity. We believe that our decision in 2008 to streamline some of our routes has positively influenced our call quality in the short term and will improve overall business results in the long term, as evidenced by the continued increase in the ACD to 4.5 minutes per call on the Exchange for the year ended December 31, 2009 from 3.9 minutes per call for the year ended December 31, 2008.

As a result of the decrease in trading revenues, cost of trading revenues decreased 27.0% to $305.7 million for the year ended December 31, 2009 from $418.9 million for the year ended December 31, 2008.

Fee Revenues

Fee revenues decreased 30.3% to $33.7 million for the year ended December 31, 2009 from $48.4 million for the year ended December 31, 2008. On a per minute basis, fee revenues decreased to $0.0033 for the year ended December 31, 2009 from $0.0037 for the year ended December 31, 2008. Average fee revenue per minute decreased as a result of changes in the mix of both geographic markets and the trading activity of Members on the Exchange. In addition, we experienced decreased sales of certain premium service offerings, including decreased fees for providing accelerated payments to Members. In the future, we may provide incentives to improve liquidity in the Exchange and that, along with the results of our Carrier Services expansion and Members continuing to achieve higher volume levels, may lead to a decline in average fee revenue per minute.

Our United Kingdom subsidiary accounted for approximately 28% and 21% of total fee revenues and 46% and 42% of total trade revenues for the years ended December 31, 2009 and 2008, respectively. Our Hong Kong subsidiary accounted for approximately 3% and 3% of total fee revenues and 2% and 1% of total trade revenues for the years ended December 31, 2009 and 2008, respectively. No single member accounted for more than 10% of total revenues for the years ended December 31, 2009 and 2008.

Indirect Cost of Trading and Fee Revenues

Indirect costs of trading and fee revenues decreased 8.0% to $18.1 million for the year ended December 31, 2009 from $19.7 million for the year ended December 31, 2008. This decrease was due to $0.6 million of reduced compensation related expenses, mainly due to headcount reductions in 2008. In addition, $0.5 million of the decrease related to nonrecurring moving costs incurred in the first half 2008 for the relocation of our London switch to a co-location facility. We also incurred lower rent and utilities expense of $0.6 million in connection with the London premises that were exited, and we renegotiated rent for the Herndon office. We also experienced a reduction in professional fees of $0.2 million. The decreases were offset by higher interconnection costs of $0.3 million.

Sales and Marketing

Sales and marketing expenses decreased 25.5% to $7.6 million for the year ended December 31, 2009 from $10.2 million for the year ended December 31, 2008. This decrease was mainly due to lower compensation related expenses of $2.6 million, including commissions.

General and Administrative

General and administrative expenses decreased 8.5% to $10.7 million for the year ended December 31, 2009 from $11.7 million for the year ended December 31, 2008. This decrease was primarily related to a reduction in professional fees of $1.5 million, a reduction in employee compensation related costs of $0.3 million, partially offset by $0.4 million in costs to relocate our corporate headquarters from New Jersey to Virginia.

Depreciation and Amortization

Depreciation and amortization decreased 4.7% to $7.1 million for the year ended December 31, 2009 from $7.5 million for the year ended December 31, 2008. This decrease was primarily attributable to certain assets becoming fully depreciated.

Severance Charges

Severance charges decreased to $0.5 million for the year ended December 31, 2009 from $1.4 million for the year ended December 31, 2008.

In 2009, the Company recorded $0.3 million of severance charges related to a separation agreement entered into with our former Chief Financial Officer and $0.2 million of one-time employee termination benefits for certain employees of the Company receiving severance and/or retention agreements related to the closure of our New Brunswick, New Jersey office.

In 2008, we recorded a severance charge of $1.4 million related to a departure and transition services agreement entered into with our former Chief Executive Officer, and a workforce reduction of certain employees in our core voice and data business, including the termination without cause of our Chief Operating Officer and Chief Marketing Officer.

Restructuring (Benefit) and Other Exit Costs

In December 2009, we exited our headquarters facility in New Brunswick, New Jersey and moved the corporate functions to an existing facility in Herndon, Virginia. Accordingly, we recognized a charge of $0.6 million representing the present value of the future lease obligations less estimated recoverable amounts remaining for the site.

Interest and Other Income (Expense)

Interest income decreased 88.9% to $0.1 million for the year ended December 31, 2009 from $0.9 million for the year ended December 31, 2008. This decrease was primarily due to lower average invested amounts of cash, cash equivalents and marketable securities in 2009 versus 2008, coupled with lower interest rates. Interest expense stayed flat at $0.6 million for the years ended December 31, 2009 and 2008. Other income, net, which was $0.3 million for the years ended December 31, 2009 and 2008, principally reflected late fees charged to the Members.

Foreign Currency Transaction Gain (Loss)

The foreign currency transaction gain (loss) for the year ended December 31, 2009 increased $9.3 million to a $2.3 million gain from a $7.0 million loss for the year ended December 31, 2008. The foreign currency transaction gain is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than a subsidiary’s functional currency.

(Benefit) Provision for Income Taxes

We recorded a benefit for income taxes of $39 thousand for the year ended December 31, 2009 and a provision for income taxes of $0.4 million for the year ended December 31, 2008. The benefit in 2009 included a $0.2 million refund of federal income taxes due to a provision of the Worker, Homeownership and Business Assistance Act of 2009 which enables us to receive a refund of prior years’ Federal alternative minimum taxes. The offsetting expense in 2009 and the provision for income taxes in 2008 primarily are comprised of the statutory requirements for state taxes.

Discontinued Operations

Bell Fax, Inc.

In October 1999, we ceased the operations of Bell Fax, Inc., or Bellfax, a wholly-owned subsidiary. Bellfax was engaged in the sale and rental of telecommunication equipment and operating international routes. In the first quarter 2008, management determined that the remaining liabilities of Bellfax were no longer required. Accordingly, $0.2 million, including an income tax benefit of $11 thousand, was recorded as income from discontinued operations for the nine months ended September 30, 2008.

Digital Media

To increase resources available for our core businesses, in the first quarter 2008, we announced a decision to explore strategic alternatives for Broad Street Digital. During the second quarter 2008, we ceased all activities related to the digital media market. As a result, the digital media segment was presented as a discontinued operation in the accompanying financial statements for all periods presented.

Comparison of Fiscal Years Ended December 31, 2008 and 2007

Trading Revenues and Cost of Trading Revenues

Trading revenues decreased 13.5% to $418.5 million for the year ended December 31, 2008 from $483.9 million for the year ended December 31, 2007. The decrease in trading revenues was due to a decrease in overall minutes traded on the Exchange coupled with a decrease in the average trade rate per minute.

•	A total of 13.2 billion minutes were bought and sold on the Exchange in the year ended December 31, 2008, down 8.3% from the 14.4 billion minutes for the year ended December 31, 2007. This decrease was due to a reduction in both the number of calls completed on the Exchange and a decrease in the ACD of calls on the Exchange. In 2008, 1.70 billion calls were completed through the Exchange, down 8.6% from the 1.86 billion completed calls for the year ended December 31, 2007. The ACD of completed calls was 3.9 minutes per call in 2008. In the second half 2008, we began a concerted effort to increase traffic quality and the ACD of calls on the Exchange. These measures included eliminating and streamlining many of the routes offered. This process, which was completed in the fourth quarter, resulted in a decline in the number of minutes bought and sold on the Exchange. We believe that the decision to streamline some of our routes will positively influence our business in the long term, as evidenced by a 25% increase in the ACD from 3.5 minutes per call in the second quarter of the year to 4.4 minutes per call in the fourth quarter 2008.
•	The average trade rate, which represents the average price per minute of completed calls on the Exchange, was $0.063 per minute for the year ended December 31, 2008, compared to $0.067 per minute in the year ended December 31, 2007. The lower average trade rate per minute was driven by the mix of markets and routes that were traded on the Exchange in their respective periods and an overall per minute price decline in the international voice business.

As a result of decreases in trading revenues, cost of trading revenues decreased 13.5% to $418.9 million for the year ended December 31, 2008 from $484.1 million for the year ended December 31, 2007.

Fee Revenues

Fee revenues decreased 3.4% to $48.4 million for the year ended December 31, 2008 from $50.1 million for the year ended December 31, 2007. Fee revenues decreased as a result of lower minutes bought and sold on the Exchange, as discussed above, partially offset by favorable pricing. Average fee revenue per minute was $0.0037 in the year ended December 31, 2008 compared to the $0.0035 in the year ended December 31, 2007. Average fee revenue per minute increased due to higher access fees and an increase in the sale of premium services such as RapidClear.

Indirect Cost of Trading and Fee Revenues

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

Severance Charges

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

Restructuring (Benefit) and Other Exit costs

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

Impairment Charge

During 2006 and 2007, we decommissioned certain fixed assets located at our EDPs in New York City, Los Angeles and London, England. As of December 31, 2008, we sold a nominal amount of these assets. During the third quarter 2008, we recorded an impairment charge of approximately $0.5 million, to adjust the carrying value of the assets to their estimated fair market value. The carrying value of this equipment as of December 31, 2008 and December 31, 2007 is approximately $12 thousand and $0.5 million, respectively, and is included in prepaids and other current assets.

We performed our annual impairment testing at the beginning of the fourth quarter 2008, which indicated there was no impairment to our goodwill and other intangible assets. However, business conditions worsened during the fourth quarter, and the decrease in our stock price resulted in a reduction in our market capitalization below our book value. These factors caused us to perform additional impairment testing as of December 31, 2008. As a result of this additional testing, we determined that our goodwill and certain of our intangible assets were impaired. Accordingly, we recorded a $3.0 million non-cash impairment charge related to goodwill and other intangible assets in our voice and data business.

Provision for Litigation

During the year ended December 31, 2007, we recognized a charge of $1.9 million representing the settlement of certain litigation matters.

Interest and Other Income, Net

Interest income decreased 65.5% to $0.9 million for the year ended December 31, 2008 from $2.7 million for the year ended December 31, 2007. This decrease was primarily due to lower average invested amounts of cash, cash equivalents and marketable securities in 2008 versus 2007 combined with lower average interest rates. Interest expense decreased to $0.6 million for the year ended December 31, 2008 from $1.0 million for the year ended December 31, 2007. This decrease was principally due to lower fees paid by us under our third party credit arrangements, mainly attributable to a decrease in trading activity on the Exchange and reduced utilization of credit by the Members. Other income, net decreased to $0.3 million for the year ended December 31, 2008 from $0.6 million for the year ended December 31, 2007. This principally reflects a $0.4 million decrease in late fees charged to the Members.

Foreign Currency Transaction Gain (Loss)

We recorded a foreign currency transaction loss of $7.0 million for the year ended December 31, 2008 compared to a foreign currency transaction gain of $0.1 million for the year ended December 31, 2007. The foreign currency translation gains (losses) represent the impact of currency fluctuations on United States denominated obligations of our United Kingdom subsidiary.

Provision for Income Taxes

We recorded income tax provisions of approximately $0.4 million and $0.2 million for the years ended December 31, 2008 and 2007, respectively. The provisions in both periods primarily represent the statutory requirements for state taxes.

Discontinued Operations

Digital Media

To increase resources available for our core businesses, in the first quarter 2008, we announced a decision to explore strategic alternatives for Broad Street Digital, a license management platform for intellectual property rights and digital content distribution. As a result of this decision, we recognized an impairment charge of approximately $2.3 million in the fourth quarter 2007, to write down the intangible and long lived assets, including $0.4 million of goodwill, of Broad Street Digital to their estimated fair value.

During the second quarter 2008, we ceased all activities related to the digital media market. As a result, the digital media segment has been presented as a discontinued operation in the accompanying financial statements for all periods presented.

On August 5, 2008, we entered into an agreement to sell substantially all of the assets of Broad Street Digital. In the second quarter 2008, we recorded a charge of $0.3 million, to adjust the carrying value of the Broad Street Digital assets to the estimated net proceeds from the transaction, which was completed on August 19, 2008. In connection with ceasing digital media activities, we entered into a separation and release agreement with the Chief Operating Officer of Arbinet Digital Media Corporation and terminated the remaining employees in this segment. We recognized a severance charge of $0.5 million in the third quarter 2008, which is reflected in loss from discontinued operations.

Bell Fax, Inc.

In October 1999, we ceased the operations of Bellfax. Bellfax was engaged in the sale and rental of telecommunication equipment and operating international routes. In the first quarter 2008, management determined that the remaining Bellfax liability of $0.2 million was no longer required. The amount was recorded as income from discontinued operations, net of income tax of $11 thousand, in the first quarter 2008.

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of $15.5 million and marketable securities of $6.4 million. We also are party to a $25.0 million lending facility with SVB, under which we can borrow against our accounts receivable and general corporate assets. As of December 31, 2009, $3.6 million was outstanding under this facility. Our current credit facility with SVB expires on November 26, 2010. We currently expect to extend the expiration date of this facility, if we are able to do so on acceptable terms. During 2009, we invested approximately $3.7 million in capital expenditures related to enhancements to our trading platform and Carrier Services, including software development and switching equipment, which we funded primarily from cash on hand and cash generated through operations.

We expect to meet our cash requirements for the next 12 months through a combination of cash flow from operations, cash, cash equivalents and short-term investments. If our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from our business, we will require additional capital to fund our working capital and capital expenditures. In this case, we intend to draw down on our existing SVB credit facility and/or seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all. Because our SVB credit facility expires on November 26, 2010, we currently expect to extend the expiration date, if we are able to do so on acceptable terms.

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

We entered into a Non-Recourse Receivable Purchase Agreement with SVB on November 28, 2005, or the SVB Receivable Agreement, as amended on November 24, 2008, whereby SVB agreed to buy from us, on a revolving basis, all right and title to and interest in the payment of all sums owing or to be owing from certain Members arising out of certain invoices of such Members, not to exceed an aggregate of $10 million in outstanding receivables at any time. We have determined that the SVB Receivable Agreement does not qualify for sale treatment pursuant to authoritative accounting guidance. Specifically, we do not believe the transfer of receivables to SVB meets the first condition for sale treatment, the requirement that the transferred assets are isolated from the transferor. Settlement of the transferred receivables is routinely made by Members by making payments on account rather than paying off specific invoices. In addition, since we net the Members’ buying and selling activity, certain invoices are settled via buying a Member’s activity on the Exchange. Remittances received from Members in payment of receivables are commingled with our assets as such and are not deemed to be put presumptively beyond the reach of the transferor and its creditors. We record the proceeds from the sale of receivables under the SVB Receivable Agreement as a liability until sums received from customers are remitted to SVB. This agreement expires on November 26, 2010.

On February 28, 2008, we announced that our Board of Directors had approved a special one-time cash distribution of $0.40 per share of our common stock. The aggregate total distribution of approximately $10.0 million was paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. The special cash distribution replaced our existing $15.0 million 2007 Repurchase Plan, previously announced on June 11, 2007, under which we repurchased 836,997 shares of our common stock. Other than this one-time distribution, we have not paid and do not currently anticipate paying any cash dividends in the foreseeable future.

On November 4, 2008, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time in the open market, or the November 2008 Repurchase Plan. On

November 21, 2008, the Board of Directors of the Company authorized an amendment to the November 2008 Repurchase Plan. Under the amendment, stock repurchases will also be made from time to time through privately negotiated transactions in compliance with applicable laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. In the year ended December 31, 2009, we repurchased 661,749 shares for approximately $1.2 million. As of December 31, 2009, since the November 2008 Repurchase Plan’s inception, we have repurchased 1,668,323 shares of common stock for approximately $3.2 million.

Purchase Obligations

We have agreements with one of our equipment vendors and an interconnection provider, which obligate us to purchase certain equipment and services for approximately $1.2 million, in aggregate, in 2010. We have made purchases from these vendors of approximately $1.1 million, $1.2 million, and $1.1 million in 2009, 2008 and 2007, respectively.

The following table sets forth components of our cash flows for the following periods:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net cash provided by operating activities – continuing operations	$863	$2,188	$7,119
Net cash used in operating activities for discontinued operations	$(373)	$(1,425)	$(2,841)
Net cash (used in) provided by investing activities – continuing operations	$(2,138)	$6,427	$1,842
Net cash used in investing activities for discontinued operations	$—	$(461)	$(8)
Net cash provided by (used in) financing actvities	$412	$(18,006)	$(10,732)

Cash Provided by (Used in) Operating Activities — Continuing Operations and Discontinued Operations

Cash provided by operating activities — continuing operations for the year ended December 31, 2009 was comprised of a net loss of $8.7 million, certain adjustments for non-cash charges including depreciation and amortization of $7.1 million, stock-based compensation of $2.0 million, a foreign currency transaction gain of $2.3 million and a net change in operating assets and liabilities of $2.8 million. The change in operating assets and liabilities principally reflects a $3.7 million decrease in accounts receivable and a $2.5 million decrease in other current assets, security deposits and other assets, partially offset by a $1.1 million decrease in accounts payable and a $2.8 million decrease in deferred revenue, accrued expenses and other current liabilities. These changes were primarily driven by a decline in trading volume on the Exchange. Cash used in operating activities for discontinued operations was $0.4 million for the year ended December 31, 2009.

Cash provided by operating activities — continuing operations for the year ended December 31, 2008 was comprised of a net loss of $12.7 million, certain adjustments for non-cash charges including depreciation and amortization of $7.5 million, non-cash compensation of $1.8 million, impairment charges of $3.4 million, a foreign currency transaction loss of $7.0 million and a net change in operating assets and liabilities of ($4.8) million. The change in operating assets and liabilities principally reflects a reduction in accounts payable due to a decline in trading volume on the Exchange combined with payments made in 2008 for certain 2007 expenditures including legal and capital items. The net change in operating assets and liabilities also reflects an increase in other current assets, principally reflecting an increase in the VAT receivable for our United Kingdom subsidiary. Cash used in operating activities for discontinued operations was $1.4 million for the year ended December 31, 2008.

Cash provided by operating activities — continuing operations for the year ended December 31, 2007 was comprised of a net loss of $1.7 million, certain adjustments for non-cash charges including depreciation and amortization of $7.6 million, non-cash compensation of $2.2 million, a foreign currency transaction loss of $0.1 million and a net change in operating assets and liabilities of ($0.9) million, which includes a reduction in accounts receivable due to more timely collections and a reduction in accounts payable due to payments made in 2007 for legal and capital spending that occurred in 2006. The net change in operating assets and liabilities from 2006 also reflects prepayments for insurance and certain hardware and software contracts during 2007 and the decommission of certain fixed assets located at our EDP in London, which were reclassified as assets held for sale. Cash used in operating activities for discontinued operations was $2.8 million for the year ended December 31, 2007.

Cash (Used in) Provided by Investing Activities — Continuing Operations and Discontinued Operations

Cash used in investing activities for the year ended December 31, 2009 was $2.1 million. Total capital expenditures for the year ended December 31, 2009 were $3.7 million related primarily to the costs of capitalized software and purchases of telecommunications switching equipment, partially offset by the net of total purchases of marketable securities of $9.6 million and total proceeds from sales and maturities of marketable securities of $11.1 million for the year ended December 31, 2009.

Cash provided by investing activities for the year ended December 31, 2008 was $6.4 million. Total capital expenditures for the year ended December 31, 2008 were $6.2 million primarily related to the costs of capitalized software and purchases of telecommunications equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the year ended December 31, 2008 were $18.1 million and $30.5 million, respectively. We recorded net cash proceeds from the sale of Broad Street Digital assets of $0.2 million.

Cash provided by investing activities for the year ended December 31, 2007 was $1.8 million. Total capital expenditures for the year ended December 31, 2007 were $7.9 million related primarily to software development and the purchase of computer and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the year ended December 31, 2007 were $42.8 million and $52.5 million, respectively.

Cash used in investing activities for discontinued operations was $0, $0.5 million and $8 thousand for the years ended December 31, 2009, 2008, and 2007, respectively.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities for the year ended December 31, 2009 was $0.4 million, primarily due to a $1.6 million advance from SVB under the Non-Recourse Receivable Purchase Agreement, offset by $1.3 million utilized for the purchase of our common shares in accordance with the November 2008 Repurchase Plan.

Cash used in financing activities for the year ended December 31, 2008 was primarily attributable to a one-time special cash distribution of approximately $10.0 million, paid on March 28, 2008 to record holders of our common stock as of the close of business on March 12, 2008. In addition, $11.2 million was utilized for the purchase of treasury shares in accordance with stock repurchase plans approved by our Board of Directors. In December 2008, we drew down $3.6 million on the SVB line of credit facility. We also paid $0.5 million in notes payable and received an advance from SVB under the Non-Recourse Receivable Purchase Agreement of $0.1 million.

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

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on the Exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on the Exchange. As part of managing the credit risk associated with buyers on the Exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

•	Netting. We net the Members’ buying and selling activity. This enables us to extend credit to Members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for the Members and for us. For the year ended December 31, 2009, 29% of our trading revenues were offset by selling activity.
•	Credit Risk Assessment and Underwriting. GMAC, SVB, and Euler provide us with credit risk assessment and credit underwriting services. Under the terms of our agreements, GMAC, SVB and Euler assume the credit risk of selected Members so that they may purchase voice calls or capacity on the Exchange.
•	Self Underwriting. Members can self-finance a credit line with us by prepaying, posting a cash deposit or letter of credit or by placing money in escrow.
•	CreditWatch System. We create and monitor a credit line for each Member on our CreditWatch system. This credit line is the sum of the GMAC credit line, Euler credit line, SVB credit line, selling activity, other cash collateral and internal credit. Under our CreditWatch system, we regularly monitor the Member’s net trading balances and send email alerts to any Member who surpasses 50%, 75% and 90% of its available credit limit, and we are able to automatically suspend a Member’s ability to buy if its net balance reaches its total credit line.
•	Frequent Settlement. We have two trading periods per month. Payments from buyers are generally due fifteen days after the end of each trading period. This frequent settlement reduces the amount outstanding from buyers. The frequent clearing of trading balances, together with the ability to net buy and sell transactions, allows the Members to trade large dollar volumes while minimizing the outstanding balance that needs to be underwritten by additional sources of credit.

We occasionally issue internal credit lines to the Members based on our review of certain factors including the Member’s financial statements and payment history with us. These internal credit lines may be in excess of the credit lines issued by our third party underwriters and may exceed other means of cash collateral. We evaluate the credit risk, on a case-by-case basis, of each Member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. We have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. In 2009, approximately 72% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which our third party underwriters covered 28%. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through the Exchange. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues which could materially affect our results of operations.

On June 23, 2009, we issued a standby letter of credit through SVB with an approximate limit of $0.1 million on behalf of one of the Members to guarantee payment obligations for a certain promotional and interim termination rate agreement. The letter of credit expires on March 31, 2010. No cash collateral was required.

Pursuant to the terms of our agreements with each of GMAC, SVB and Euler, we are required to pay aggregate minimum annual fees and commissions of $0.5 million. Our agreement to provide credit risk assessment and credit underwriting services with GMAC and Euler expire on June 14, 2010 and May 31, 2010, respectively. We are evaluating proposals for renewal. Our agreement with SVB expires on November 26, 2010, and we currently expect to extend the expiration date, if we are able to do so on acceptable terms.

Summary Disclosure about Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Due to Silicon Valley Bank	$2,014	$2,014	$—	$—	$—
Credit facility	3,600	3,600	—	—	—
Operating leases	22,051	3,037	5,927	5,742	7,345
Purchase obligations	1,240	1,240	—	—	—
Total contractual obligations	$28,905	$9,891	$5,927	$5,742	$7,345

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies” to our consolidated financial statements for a full description of recently issued accounting pronouncements including date of adoption and effects on results of operations.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements regarding anticipated future revenues, growth, capital expenditures, management’s future expansion plans, expected product and service developments or enhancements, and future operating results. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as: “believes,” “expects,” “intends,” “may,” “will,” “should,” “confident,” “work to,” “seeks,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Various important risks and uncertainties may cause our actual results to differ materially from the results indicated by these forward-looking statements, including, without limitation: Members (in particular, significant trading Members) not trading on the Exchange or utilizing our new and additional services; continued volatility in the volume and mix of trading activity; our uncertain and long Member enrollment cycle; the failure to manage our credit risk; failure to manage our Carrier Services; pricing pressure; investment in our management team and investments in our personnel; disruption or uncertainty resulting from recent changes in senior management; regulatory uncertainty; system failures, human error and security breaches that could cause us to lose Members and expose us to liability; our ability to obtain and enforce patent protection for our methods and technologies; losses in efficiency due to cost cutting and restructuring initiatives; decreased trading volumes due to our efforts to increase call quality on the Exchange; and economic conditions and volatility of financial markets, decreased availability of credit to us or buyers on the Exchange, and the impact they may have on us and the Members. For a further list and description of the risks and uncertainties we face, please refer to Part I, Item 1A of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise and such statements are current only as of the date they are made.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposure

The financial position and results of operations of our United Kingdom subsidiary are measured using British Pounds Sterling as the functional currency. The financial position and results of operations of our United Kingdom subsidiary are reported in United States dollars and included in our consolidated financial statements. Our exposure to foreign currency fluctuation is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. There were no trading revenues denominated in British Pounds Sterling. The foreign currency transaction gain (loss) is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivable and payables denominated in a currency other than a subsidiary’s functional currency. We have agreements with our United Kingdom subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipated repayment in the foreseeable future, we recognized the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. In 2008, the United States dollar (USD) strengthened as compared to British Pound Sterling (GBP). Correspondingly, and relative to the degree of change in the USD/GBP exchange rate, the United Kingdom subsidiaries would need to convert more GBP into the same amount of USD at the end of the year than at the beginning of the year to pay-off the intercompany balance, thereby incurring a transaction loss for the year. This loss was unrealized as no cash was exchanged for actual settlement of the intercompany balances. In 2009, the reverse occurred, whereby, we recorded an unrealized gain as the USD weakened and less GBP would be required to pay-off the intercompany balance.

Interest Rate Exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are recorded as available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at December 31, 2009 or 2008. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities, and at December 31, 2009 our portfolio maturity was relatively short in duration. Assuming an average investment level in short-term interest bearing securities of $15.5 million, which is the balance of cash and cash equivalents at December 31, 2009, a one-percentage point decrease in the applicable interest rate would result in a $0.2 million decrease in interest income annually.

Under the terms of our credit agreement with SVB, our borrowings bear interest at the prime rate, subject to a minimum of 4.0%. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10 thousand assuming $1.0 million of borrowings. At December 31, 2009, we had $3.6 million of outstanding borrowings under this agreement.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

The management of Arbinet Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

1. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that internal control over financial reporting was effective as of December 31, 2009. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain of the information required by Part III will be provided in our definitive proxy statement for our 2010 annual meeting of stockholders (involving the election of directors and possibly other matters), which definitive proxy statement will be filed pursuant to Regulation 14A not later than April 30, 2010, or the Proxy Statement, and is incorporated herein by this reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information relating to our directors and nominees for election as directors under the heading “Election of a Class of Directors” in the Proxy Statement is incorporated herein by reference.

The information relating to our executive officers in response to this item is contained, in part, under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, and the remainder is incorporated herein by reference to our Proxy Statement.

The information relating to our Audit Committee and our Audit Committee financial expert under the heading “Board Structure and Corporate Governance — Board of Director Meetings and Committees — Audit Committee” and “Board Structure and Corporate Governance — Director Independence” in our Proxy Statement is incorporated herein by reference.

The information relating to any material changes to our procedures by which security holders may recommend nominees to our Board of Directors under the heading “Other Matters — Director Candidates” in our Proxy Statement is incorporated herein by reference.

The information relating to Section 16(a) beneficial ownership reporting compliance under the heading “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement is incorporated herein by reference.

The information relating to our Code of Conduct Business and Ethics under the heading “Code of Business Conduct and Ethics” in our Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The discussion under the headings “Executive Compensation” and “Director Compensation,” in our Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the headings “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement is incorporated herein by reference.

The discussion under the heading “Equity Compensation Plan Information” in our Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The discussion under the heading “Certain Relationships and Related Transactions” in our Proxy Statement is incorporated herein by reference.

The discussion under the heading “Board Structure and Corporate Governance — Director Independence” in our Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The discussion under the headings “Audit Fees and All Other Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) and (2) The following documents are filed as part of this annual report on Form 10-K:

Reference is made to the Index to Consolidated Financial Statements and Schedule on Page F-1. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(a)	(3) Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company, which became effective upon the closing of the Company’s initial public offering (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
3.2	Amendment to the Company’s Amended and Restated Certificate of Incorporation, dated June 16, 2009 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2009).
3.3	Second Amended and Restated By-laws of the Company, which became effective upon the closing of the Company’s initial public offering (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
3.4	Certificate of Amendment to the Second Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2007).
4.1	Specimen Certificate evidencing shares of common stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated May 30, 2003, by and among the Holders listed therein, the Founder listed therein and the Company (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.1*	Amended and Restated 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.2*	First Amended and Restated Non-employee Directors’ and Advisors’ Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.3*	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.4†	Factoring Agreement, dated February 1, 2003, by and between GMAC Commercial Finance LLC and the Company; Export Receivable Rider to Factoring Agreement, dated February 10, 2003, by and between GMAC Commercial Finance LLC and the Company; and Amendment to Factoring Agreement, dated December 12, 2003, by and between GMAC Commercial Finance LLC and the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

Exhibit No.	Description of Exhibit
10.5†	Amended and Restated GMAC Commercial Finance LLC Factoring Agreement, dated as of February 10, 2003, and Export Receivable Rider to Amended and Restated Factoring Agreement, dated as of February 10, 2003, by and between the Company and GMAC Commercial Finance LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which was filed with the Securities and Exchange Commission on November 14, 2005).
10.6	Accounts Receivable Financing Agreement, dated February 3, 2003, by and between Silicon Valley Bank and the Company; Intercreditor Agreement, dated February 3, 2003, by and between Silicon Valley Bank and ORIX Merchant Banking LLC; Letter Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC, GMAC Commercial Finance LLC and the Company; Letter Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC and the Company; Securities Account Control Agreement, dated February 3, 2003, by and between SVB Securities, ORIX Merchant Banking LLC, Banc of America Securities LLC and the Company; Securities Account Control Agreement, dated February 3, 2003, by and between SVB Securities, Silicon Valley Bank, Banc of America Securities LLC and the Company; Deposit Account Control Agreement, dated February 3, 2003, by and between Silicon Valley Bank, ORIX Merchant Banking LLC and the Company; First Amendment to Accounts Receivable Financing Agreement, dated October 27, 2003, by and between Silicon Valley Bank and the Company; and Second Amendment to Accounts Receivable Financing Agreement, dated May 28, 2004, by and between Silicon Valley Bank and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.7	Third Amendment to Accounts Receivable Financing Agreement, dated as of May 2, 2005, by and between Silicon Valley Bank and the Company (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).
10.8†	Non-Recourse Receivables Purchase Agreement, dated as of November 28, 2005, by and between the Company and Silicon Valley Bank (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006).
10.12*	Employment Offer Letter, dated September 20, 2006, by and between William Terrell Wingfield and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on March 16, 2007).
10.13	Albany Street Office Lease, dated February 6, 2003, by and between Albany Street Plaza Real Estate Management Company and the Company; Lease, dated June 11, 1999, by and between AMEC Properties Limited and Pacific Gateway Exchange (U.K.) Limited; AT&T Center Office Lease, dated December 9, 1997, by and between Mitsui Fudosan (U.S.A.), Inc. and Pacific Gateway Exchange; Office Lease, by and between Bruce Goodman and the Company; Lease Agreement by and between Auda Properties, L.P. and the Company; and Office lease, dated January 20, 2000, by and between 75 Broad, LLC, and the Company (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.14*	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).
10.15*	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File Number 333-117278), which became effective on December 16, 2004).

Exhibit No.	Description of Exhibit
10.23*	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 14, 2005).
10.24	Fourth Amendment to Accounts Receivable Financing Agreement, by and between Silicon Valley Bank and the Company, dated as of June 7, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 9, 2006).
10.25*	Form of Performance Share Award Agreement granted under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2006).
10.26*	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan, as amended (Grants made in 2005) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006).
10.27*	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan, as amended (Grants made to non-employee directors in 2006) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006).
10.28*	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan, as amended (Grants made to executive officers in 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2006).
10.29*	Certificate of Amendment to the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the Securities and Exchange Commission on November 9, 2006).
10.31*	Amendment No. 1, dated as of March 16, 2007, to Offer Letter, dated as of May 3, 2006, by and between the Company and Steven Heap (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2007).
10.42*	Non Qualified Stock Option Agreement by and between William M. Freeman and the Company, dated as of November 16, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2007).
10.43*	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan, as amended (performance shares) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2008).
10.44*	Form of Stock Appreciation Rights Agreement under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2008).
10.45*	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2008).
10.46*	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2008).

Exhibit No.	Description of Exhibit
10.49*	Amendment No. 1, dated as of April 23, 2008, to Offer Letter, dated as of September 20, 2006, by and between the Company and Willam Terrell Wingfield, Jr. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2008).
10.50	Stock Ownership Agreement, dated as of May 30, 2008, by and among the Company, the Singer Children’s Management Trust, Gary Singer, and Karen Singer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2008).
10.51*	Non Qualified Stock Option Agreement by and between Shawn F. O’Donnell and the Company, dated as of September 2, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2008).
10.52*	Employment Agreement, by and between Shawn F. O’Donnell and the Company, dated as of September 2, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2008).
10.53	Separation and Transition Services Agreement by and between William M. Freeman and the Company, entered into as of September 3, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2008).
10.54	Amended and Restated Stock Ownership Agreement dated as of December 19, 2008 by and among the Company, the Singer Children’s Management Trust, Gary Singer, and Karen Singer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2008).
10.55*	Offer letter, dated March 15, 2004, by and between the Company and Steven Heap (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2009).
10.56*	Amendment No. 1 to Offer Letter, dated March 16, 2007, by and between the Company and Steven Heap (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2009).
10.57*	Amendment No. 2 to Offer Letter, dated April 17, 2008, by and between the Company and Steven Heap (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2009).
10.58*	Employment Agreement, dated as of January 5, 2009, by and between the Company and Dan Powdermaker (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2009).
10.59*	First Amendment, dated as of June 16, 2009, to the Employment Agreement by and between the Company and Shawn F. O’Donnell (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2009).
10.60*	First Amendment, dated as of June 16, 2009, to the Separation and Transition Services Agreement by and between the Company and William M. Freeman (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2009).
10.61*	Separation and Transition Services Agreement by and between John B. Wynne, Jr. and the Company, dated as of September 1, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2009).

Exhibit No.	Description of Exhibit
10.62*	Employment Agreement by and between Gary G. Brandt and the Company, dated as of September 25, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2009).
10.63*	Separation and Transition Services Agreement by and between William Terrell Wingfield, Jr. and the Company, dated as of January 12, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2010).
10.64*	Employment Agreement by and between Christie A. Hill and the Company, dated as of February 1, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2010).
10.65*	Second Amendment, dated as of February 22, 2010, to the Employment Agreement by and between Arbinet Corporation and Shawn F. O’Donnell (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2010).
10.66**	Amendment, dated as of August 5, 2009, to the Non-Employee Director Compensation Program.*
16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated June 26, 2009 (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2009).
21.1**	Subsidiaries of the Company
23.1**	Consent of Friedman LLP.
23.2**	Consent of Ernst & Young LLP.
31.1**	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2**	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32***	Certification Pursuant to 18 U.S.C. Section 1350

*	A management contract and compensatory plan or arrangement required to be filed as an exhibit.
†	Confidential treatment has been requested and granted for a portion of this exhibit.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 2010.

ARBINET CORPORATION
By: /s/ Shawn F. O’Donnell Shawn F. O’Donnell, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Shawn F. O’Donnell Shawn F. O’Donnell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2010
/s/ Gary G. Brandt Gary G. Brandt	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2010
/s/ Jose A. Cecin, Jr. Jose A. Cecin, Jr.	Director and Chairman of the Board of Directors	March 17, 2010
/s/ Randall Kaplan Randall Kaplan	Director	March 17, 2010
/s/ Stanley C. Kreitman Stanley C. Kreitman	Director	March 17, 2010
/s/ John B. Penney John B. Penney	Director	March 17, 2010
/s/ David C. Reymann David C. Reymann	Director	March 17, 2010
/s/ Robert M. Pons Robert M. Pons	Director	March 17, 2010

ARBINET CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Arbinet Corporation

We have audited the accompanying consolidated balance sheet of Arbinet Corporation and subsidiaries as of December 31, 2009, and the related consolidated statement of operations, statement of stockholders’ equity, comprehensive loss and cash flows for the year ended December 31, 2009. Our audit also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbinet Corporation and subsidiaries at December 31, 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Friedman LLP

East Hanover, New Jersey
March 17, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Arbinet Corporation (formerly known as Arbinet-thexchange, Inc.)

We have audited the accompanying consolidated balance sheet of Arbinet Corporation and subsidiaries as of December 31, 2008 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. Our audits also included the related financial statement schedule for each of the two years in the period ended December 31, 2008 included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbinet Corporation and subsidiaries at December 31, 2008 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Iselin, New Jersey
March 13, 2009

ARBINET CORPORATION

CONSOLIDATED BALANCE SHEETS
($ in thousands, except share amounts)

	As of December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$15,492	$16,224
Marketable securities	6,407	7,926
Trade accounts receivable (net of allowances of $3,366 and $2,071)	24,513	28,176
Prepaids and other current assets	1,284	3,476
Total current assets	47,696	55,802
Property and equipment, net	17,821	20,868
Security deposits	1,676	2,130
Intangible assets, net	149	163
Other assets	395	395
Total Assets	$67,737	$79,358
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Due to Silicon Valley Bank	$2,014	$371
Accounts payable	11,676	12,924
Deferred revenue	1,434	2,770
Accrued expenses and other current liabilities	6,172	7,552
Current portion of long-term debt	3,600	—
Current liabilities for discontinued operations	100	473
Total current liabilities	24,996	24,090
Long-term debt	—	3,600
Deferred rent	2,343	1,862
Other long-term liabilities	66	61
Total Liabilities	27,405	29,613
Commitments and Contingencies
Stockholders' Equity
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 26,551,854 and 26,538,245 shares issued, respectively	27	27
Additional paid-in capital	175,906	173,867
Treasury stock, 4,714,734 and 3,988,819 shares, respectively	(17,122)	(15,852)
Accumulated other comprehensive income	2,056	3,576
Accumulated deficit	(120,535)	(111,873)
Total Stockholders' Equity	40,332	49,745
Total Liabilities & Stockholders' Equity	$67,737	$79,358

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Trading revenues	$305,792	$418,492	$483,891
Fee revenues	33,684	48,356	50,058
Total revenues	339,476	466,848	533,949
Cost of trading revenues	305,696	418,890	484,116
Indirect cost of trading and fee revenues	18,132	19,698	20,380
Total cost of trading and fee revenues	323,828	438,588	504,496
Gross profit	15,648	28,260	29,453
Other operating expenses:
Sales and marketing	7,566	10,211	9,690
General and administrative	10,685	11,677	13,507
Depreciation and amortization	7,147	7,501	7,574
Severance charges	470	1,422	1,318
Restructuring (benefit) and other exit costs	629	—	(672)
Impairment charge	—	3,442	—
Reserve for litigation	—	—	1,940
Total other operating expenses	26,497	34,253	33,357
Loss from operations	(10,849)	(5,993)	(3,904)
Interest income	122	948	2,744
Interest expense	(626)	(577)	(966)
Foreign currency transaction gain (loss)	2,331	(6,978)	74
Other income, net	321	287	553
Loss from continuing operations before income taxes	(8,701)	(12,313)	(1,499)
(Benefit) provision for income taxes	(39)	392	232
Net loss from continuing operations	(8,662)	(12,705)	(1,731)
Discontinued operations:
Loss from discontinued operations, net of income tax	—	(2,228)	(5,210)
Net loss	$(8,662)	$(14,933)	$(6,941)
Basic and diluted net loss per common share:
Continuing operations	$(0.40)	$(0.53)	$(0.07)
Discontinued operations	—	(0.09)	(0.21)
Net loss	$(0.40)	$(0.62)	$(0.28)
Dividends declared per common share	$—	$0.40	$—
Weighted average shares used in computing basic and diluted net loss per share	21,840	23,922	25,072

The accompanying notes are an integral part of these consolidated financial statements.

ARBINET CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Treasury Stock	Foreign Currency Translation Adjustment	Cumulative Unrealized Gain (loss) in Available-for-Sale Securities
	Shares	Amount					Accumulated Deficit	Total
As of January 1, 2007	25,851	$26	$179,001	$(1,513)	$(621)	$3	$(89,964)	$86,932
Exercise of options	178	0	269	—	—	—	—	269
Restricted stock grants	396	1	0	—	—	—	—	1
Restricted stock grant forfeitures	(69)	(0)	0	—	—	—	—	—
Purchase of treasury shares	—	—	—	(3,100)	—	—	—	(3,100)
Cumulative effect of the adoption of FIN 48	—	—	—	—	—	—	(36)	(36)
Stock-based compensation	—	—	2,374	—	—	—	—	2,374
Net change in unrealized loss in available-for-sale securities	—	—	—	—	—	(3)	—	(3)
Foreign currency translation adjustment	—	—	—	—	166	—	—	166
Net loss	—	—	—	—	—	—	(6,941)	(6,941)
As of December 31, 2007	26,356	27	181,644	(4,613)	(455)	—	(96,941)	79,662
Exercise of options	36	0	66	—	—	—	—	66
Restricted stock grants and equity restructuring adjustment	264	0	0	—	—	—	—	0
Restricted stock grant forfeitures	(118)	(0)	0	—	—	—	—	(0)
Purchase of treasury shares	—	—	—	(11,239)	—	—	—	(11,239)
Dividend paid	—	—	(10,019)	—	—	—	—	(10,019)
Stock-based compensation	—	—	2,176	—	—	—	—	2,176
Net change in unrealized gain in available-for-sale securities	—	—	—	—	—	6	—	6
Foreign currency translation adjustment	—	—	—	—	4,025	—	—	4,025
Net loss	—	—	—	—	—	—	(14,932)	(14,932)
As of December 31, 2008	26,538	27	173,867	(15,852)	3,570	6	(111,873)	49,745
Exercise of options	171	0	38	—	—	—	—	38
Restricted stock grants	46	(0)	0	—	—	—	—	—
Restricted stock grant forfeitures	(47)	(0)	0	—	—	—	—	—
Issuance of performance shares	5	0	(0)	—	—	—	—	—
Removal of unvested restricted stock units	(161)	(0)	0	—	—	—	—	0
Purchase of treasury shares	—	—	—	(1,270)	—	—	—	(1,270)
Stock-based compensation	—	—	2,001	—	—	—	—	2,001
Net change in unrealized loss in available-for-sale securities	—	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	—	(1,515)	—	—	(1,515)
Net loss	—	—	—	—	—	—	(8,662)	(8,662)
As of December 31, 2009	26,552	$27	$175,906	$(17,122)	$2,055	$1	$(120,535)	$40,332

ARBINET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(8,662)	$(14,933)	$(6,941)
Loss from discontinued operations	—	(2,228)	(5,209)
Loss from continuing operations	(8,662)	(12,705)	(1,732)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities-continuing operations:
Stock-based compensation expense	2,001	1,846	2,226
Depreciation and amortization	7,147	7,501	7,574
Impairment charge	—	3,442	—
Foreign currency exchange (gain) loss	(2,331)	6,978	(51)
Changes in operating assets and liabilities:
Trade accounts receivable, net	3,694	291	6,286
Other current assets, security deposits and other assets	2,511	(626)	400
Accounts payable	(1,147)	(4,003)	(3,655)
Deferred revenue, accrued expenses and other current liabilities	(2,829)	(178)	(2,922)
Deferred rent and other long-term liabilities	479	(358)	(1,007)
Net cash provided by operating activities – continuing operations	863	2,188	7,119
Net cash used in operating activities – discontinued operations	(373)	(1,425)	(2,841)
Cash flows from investing activities:
Purchases of property and equipment	(3,653)	(6,150)	(7,862)
Net proceeds from the sale of Broad Street Digital's assets	—	153	—
Purchases of marketable securities	(9,585)	(18,046)	(42,840)
Proceeds from sales and maturities of marketable securities	11,100	30,470	52,544
Net cash provided by (used in) investing activities – continuing operations	(2,138)	6,427	1,842
Net cash used in investing activities – discontinued operations	—	(461)	(8)
Cash flow from financing activities:
Advances from (payments to) Silicon Valley Bank, net	1,643	86	(7,793)
Borrowing from Silicon Valley Bank credit facility	—	3,600	—
Principal payments on notes payable and other indebtedness	—	(493)	(90)
Net payments on obligations under capital leases	—	(7)	(19)
Special cash dividend	—	(10,019)	—
Issuance of common stock, net of costs	39	66	270
Purchase of treasury shares	(1,270)	(11,239)	(3,100)
Net cash provided by (used in) financing activities	412	(18,006)	(10,732)
Effect of foreign exchange rate changes on cash	504	(1,055)	190
Net decrease in cash and cash equivalents	(732)	(12,332)	(4,430)
Cash and cash equivalents, beginning of year	16,224	28,556	32,986
Cash and cash equivalents, end of year	$15,492	$16,224	$28,556
Supplemental disclosure of cash flow information:
Cash paid for interest	$626	$577	$966
Cash paid (refunded) for income taxes, net	$(85)	$707	$299
Supplemental disclosure of non-cash investing and financing activities:
Notes issued to cover portion of acquisition price of Broad Street Digital	$—	$3	$—

ARBINET CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
($ in thousands)

	Year Ended December 31,
	2009	2008	2007
NET LOSS	$(8,662)	$(14,933)	$(6,941)
OTHER COMPREHENSIVE LOSS
Cumulative unrealized gain (loss) in available-for-sale securities	(5)	6	(3)
Foreign currency translation adjustment	(1,515)	4,025	166
COMPREHENSIVE LOSS	$(10,182)	$(10,902)	$(6,778)

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

Business

Arbinet Corporation and its subsidiaries (collectively, “Arbinet” or the “Company”) is a leading provider of international voice, data and managed communications services for fixed, mobile and wholesale carriers. The Company offers these communication services through three primary voice product offerings, including a spot exchange, a wholesale product called “Carrier Services” and a Private Exchange product, which allows customers to create virtual connections with other customers. The Company’s primary data products leverage its unique routing capabilities via the Exchange to provide the requisite high quality for Internet data transmission.

The first product offering is a comprehensive global electronic market, or the Exchange, for the trading, routing and settling of voice and data capacity. Buyers and sellers (“Members”) of the Exchange, consisting primarily of communications services providers seeking global reach, are indirectly connected to all other Members where they buy and sell voice minutes and data capacity through the Company’s centralized, efficient and liquid marketplace. Communications services providers that do not use the Exchange, must individually negotiate and buy access to the networks of other communications services providers, globally, to send voice calls and data capacity outside of their networks. The Company believes that the Exchange marketplace streamlines this process and thereby provides a cost-effective and efficient alternative to negotiating individual, direct connections. Through the Exchange, the Company independently assesses the quality of this capacity and these routes and includes that information in the sell order. The key value proposition of the Exchange is its neutrality and simple structure for Members to connect traffic with other Members on a cost effective basis.

The second product offering is Carrier Services, which is a wholesale trading product based on the traditional model of buying and selling voice termination with standard carrier contracts, rate lock and multiple routing options. In 2009, the Company designed, developed and launched Carrier Services, through its subsidiary, Arbinet Carrier Services, Inc. (ACS). ACS holds a Federal Communications Commission license to provide international facilities-based and resale service. The combined product offering provides a unique opportunity in that the Company may originate or terminate traffic for un-serviced or underserved markets on the Exchange, thereby creating incremental supply and demand of traffic on the Exchange. ACS customers not only benefit from this low cost solution for terminating traffic on a managed platform with access to routes posted from the Exchange’s 1,100 plus Members, but also have the option to place a greater emphasis on quality based routing, rather than simply price based routing. This is a part of the Company’s ongoing strategy to broaden product and service offerings, and enhance value for its customers.

The third product offering is Private Exchange which gives Members access to multiple direct routes via a single interconnection with the Company. Private Exchange enables retail service providers and carriers to create virtual interconnections and aggregate existing interconnections with corresponding carriers that have direct routes into their markets. The Members negotiate rates and volumes between themselves using an online tool. The Company provide the services to route, bill and settle between the designated parties. On-line reporting and tools allow each Member to manage its traffic flow. Private Exchange enables two service providers to route traffic between each other by utilizing our network. Provisioning charges and the time and expense of negotiating new contracts between those Members are eliminated. Service providers can aggregate existing and new interconnects and benefit from increased network and port utilization.

Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of Arbinet Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. Cash equivalents are measured at carrying value or fair value based on the nature of the investment.

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable Securities — Marketable securities generally consist of certificates of deposit with original maturities of between 90 and 360 days and highly liquid debt securities of corporations, agencies of the United States (U.S.) government and the U.S. government. These investments can be readily purchased or sold using established markets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) guidance on companies’ investments specifically regarding debt and equity securities, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Such investments are classified as available-for-sale and are carried at fair value based on quoted market prices with unrealized gains and losses reported in stockholders’ equity as a component of comprehensive income. Realized gains and losses are calculated using specific identification.

Property and Equipment — Property and equipment are stated at cost (adjusted for impairment), net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization for leasehold improvements and assets acquired under capital leases is computed using the straight-line method over the shorter of the term of the lease or estimated useful lives of the assets, and is included in depreciation and amortization expense. Expenditures for repairs and maintenance are expensed as incurred.

Goodwill and Other Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Intangible assets consist of purchased existing technology, customer relationships and other intangible assets, all of which are amortized over estimated useful life periods generally ranging from two to ten years. Intangible assets are stated at cost, less accumulated amortization.

The Company tests goodwill for impairment as of October 1 of each year, or more frequently, if impairment indicators arise, using a two-step process prescribed in guidance on intangible assets per the Codification. The first step of the goodwill impairment test is a screen for potential impairment, which compares the fair value of the Company’s net assets by reporting unit, with their carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired. If the carrying amount exceeds the fair value, the Company completes the second step by comparing the fair value of the reporting unit’s goodwill with its carrying amount and recognizing an impairment loss for the amount by which the carrying amount exceeds the fair value. Fair value is determined based on a weighted average of comparable market multiples and discounted cash flows. In 2008, the fair value test was performed on an entity level as there were no separate reporting units, which resulted in a write-off of the full balance. Consequently, in 2009, no test was required.

Software Capitalization — The Company accounts for the costs of computer software developed or obtained for internal use by capitalizing costs of materials and services related to the application development stage of projects and expensing costs of the preliminary project and post-implementation stages. Capitalized costs of the project are amortized on a straight-line basis over the estimated useful life of five years from the point when the systems are placed in service.

Web Site Development Costs — In accordance with Codification’s guidance on intangible assets, costs related to the planning and post implementation phases of Web site development efforts, as well as minor enhancements and maintenance, are expensed as incurred. Direct costs incurred in the development phase are capitalized. These capitalized costs are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a five-year period.

Impairment of Long-Lived Assets — The Company assesses impairment of other long-lived assets in accordance with the provisions on Codification’s guidance on property, plant and equipment. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of assets may not be fully recoverable. Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

economic trends. When the Company determines that the carrying value of a long-lived asset, other than goodwill, may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss.

Revenue Recognition — The Company recognizes trading revenues from minutes traded on its exchange and through its Carrier Services products, and fee revenues from access fees, credit risk premium fees, colocation service fees, membership fees and other value-added service fees. Revenues from minutes traded represent the price per minute multiplied by the number of minutes purchased by buyers through the Company’s Exchange. The Company recognizes trading revenues on a gross basis, pursuant to the guidance on revenue recognition, because the Company acts as a principal in the transactions and not in a broker or agent capacity. Additionally, the Company has the risks and rewards of ownership since the Company collects directly from the buyer and is solely responsible for payments to the seller. The Company bears the credit risk of the transactions and any potential default by the buyer does not absolve the Company from paying the seller. Revenues from access fees generally represent the amounts the Company charges Members based on their trading activity on the Exchange with other Members.

Revenues from credit risk premium fees represent the amount the Company charges Members based on each Member’s gross selling activity on the Exchange for that period and is meant to cover the collection risk assumed by the Company. Revenues from colocation service fees represent the amount the Company charges Members in order for the Member-owned equipment to be placed in the Company’s premises. The Company recognizes revenue for access fees, credit risk premium fees and colocation service fees as the service is provided. Initial membership fees are recognized over the average benefit period of the Exchange’s customer relationships. Deferred revenue includes fees billed in advance of the month when services are provided and the portion of membership fees not yet recognized.

The Company’s United Kingdom subsidiary accounted for approximately 28%, 21%, and 24% of total fee revenues and 46%, 42%, and 48% of total trade revenues in the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s Hong Kong subsidiary accounted for approximately 3%, 3% and 2% of total fee revenues and 2%, 1% and 1% of total trade revenue in the years ended December 31, 2009, 2008 and 2007, respectively. No single Member accounted for more than 10% of total revenues for the years ended December 31, 2009, 2008 and 2007.

Income Taxes — The Company accounts for income taxes pursuant to accounting guidance per the Codification, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the rate change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts the realization of which is considered to be more likely than not. The Company has established valuation allowances for the full amount of the deferred tax asset since 2006.

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Codification’s topic on income tax also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Accruals for interest and penalties on income taxes as a result of an uncertain tax position are also required to be recorded.

Allowance for Doubtful Account — The Company evaluates the collectability of its accounts receivable based on a combination of factors. Where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due and thereby reduces the net receivable to the amount the Company reasonably believes is likely to be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and its historical experience.

Concentration of Credit Risk — Financial instruments that subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivables. The Company maintains cash with various financial institutions, some of which exceed federally insured thresholds. The Company performs periodic evaluations of the relative credit standing of these institutions.

The Company performs ongoing credit evaluations of its Members and, in certain cases, requires collateral from Members in the form of a cash deposit or letter of credit. For those Members that are both sellers and buyers of minutes during a specific trading period, the Company offsets the amounts receivable against the amounts payable by the Company to such Member in accordance with the respective membership and/or trading agreements. The Company has the contractual right of offset according to its standard trading terms with Members.

The Company has agreements with certain finance companies that provide the Company with global credit risk management services. Under these agreements, the finance companies provide credit protection on certain of the Company’s Members in the event of their inability to pay. The Company established a Factoring Agreement with GMAC Commercial Finance LLC (GMAC) and credit underwriting services with Euler Hermes ACI (Euler), which provides a level of credit risk protection. In addition, the Company and Silicon Valley Bank (SVB), entered into a Non-Recourse Receivable Purchase Agreement on November 28, 2005 (“SVB Receivable Agreement”) whereby SVB agrees to buy from the Company all rights and title to and interest in the payment of all sums owing or to be owing from certain Members arising out of certain invoices of such Members up to an aggregate of $10 million. The Company has determined that the SVB Receivable Agreement does not qualify for sale treatment. Specifically, the Company does not believe the transfer of receivables meets the first condition set forth in the accounting standards, requiring the isolation of the transferred assets from the transferor. Settlement of transferred receivables are routinely made by Members by making payments on account rather than paying off specific invoices. In addition, since the Company nets its Members’ buying and selling activity, certain invoices are settled via buying a Members’ activity on the Exchange. Remittances received from Members in payment of receivables are commingled with assets of the Company and as such are not deemed to be “put presumptively beyond the reach of the transferor and its creditors,” as required under the guidance. The Company records the proceeds under the SVB Receivable Agreement as a liability until sums received from Members are remitted to SVB. As of December 31, 2009 and 2008, approximately $2.0 million and $0.4 million of proceeds from receivables are reflected in “Due to Silicon Valley Bank” in the accompanying balance sheets. Under the terms of our agreements, GMAC, SVB or Euler assumes the credit risk of selected Members to enable such Members to purchase voice calls or data capacity on the Company’s Exchange.

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has certain minimum annual commissions due pursuant to the terms of its agreements with each of GMAC, SVB and Euler, which expire on June 15, 2010, November 26, 2010, and May 31, 2010, respectively. Pursuant to the terms of the agreements, the Company is required to pay minimum annual fees and commissions of $0.5 million.

Stock-Based Compensation — The Company follows ASC accounting guidance which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The guidance generally requires that such transactions be accounted for using a fair-value based method and stock-based compensation expense be recorded, based on the grant date fair value, estimated in accordance with the guidance, for all new and unvested stock awards that are ultimately expected to vest as the requisite service is rendered.

The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As a result of management changes and work force reductions, the estimated forfeitures for certain groups of options and stock-based awards were revised in 2008. The change in estimated forfeiture rates resulted in a cumulative reduction in stock-based compensation expense of $0.6 million in 2008.

The Company typically issues new shares of common stock upon the exercise of stock options, as opposed to using treasury shares.

The Company uses a Black-Scholes option valuation model to determine the fair value of stock-based compensation under the accounting guidance. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the award vesting period and is based on the Company’s historical experience. Prior to January 1, 2009, expected volatilities were based on historical realized volatility of the stock of the Company and guideline companies. Beginning in 2009, the Company calculates the expected volatilities based solely on the historical realized volatility of the stock of the Company. The impact of this change was not material. The risk-free interest rate is approximated using rates available on U.S. Treasury securities in effect at the time of grant with a remaining term similar to the award’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future.

The weighted average fair value at date of grant for options granted during 2009, 2008, and 2007 was $0.68, $1.59 and $2.67 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	2009	2008	2007
Expected option lives	3 Years	5 Years	4 Years
Risk-free interest rates	3.11%	2.94%	4.22%
Expected volatility	57.9%	47.3%	48.0%
Dividend yield	0.0%	0.0%	0.0%

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total stock-based compensation expense recognized by the Company in the years ended December 31, 2009, 2008 and 2007 is reflected below (in thousands):

	2009	2008	2007
Stock-based compensation expense by caption:
Indirect costs of trading and fee revenues	$364	$365	$329
Sales and marketing	402	626	492
General and administrative	1,235	855	1,208
Discontinued operations	—	330	148
Severance charges	—	—	197
	$2,001	$2,176	$2,374

Most of the Company’s stock options vest ratably during the vesting period. The Company recognizes compensation expense for options using the straight-line basis, reduced by estimated forfeitures. As of December 31, 2009, the Company had 2.1 million unvested awards outstanding of which $2.1 million of compensation expense will be recognized over the weighted average remaining vesting period of 1.4 years.

Foreign Currency — The financial position and results of operations of the Company’s United Kingdom subsidiary are measured using the local currency, which is the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at year-end. Income statement accounts and cash flows are translated at the average rate of exchange prevailing during the period. Translation adjustments, arising from the net effect of changing exchange rates, are included in accumulated other comprehensive income (loss). Net gain (loss) resulting from foreign currency transactions were approximately $2.3 million, $(7.0) million, and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The primary component of the Company’s foreign currency transaction gain (loss) is due to intercompany balances between the United Kingdom and United States subsidiaries.

In the second quarter 2005, the Company designated, on a prospective basis, $12.0 million of its United States dollar denominated receivable from its United Kingdom subsidiary as permanent in nature and commenced reporting foreign exchange translation gains and losses on that amount as a component of accumulated other comprehensive income (loss) included in stockholders’ equity. Prior to its designation as long term, the foreign currency gains and losses related to this portion of the intercompany receivable were included in other income (expense), net in the accompanying consolidated statements of operations.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates.

Leases — The Company accounts for leases in accordance with authoritative guidance, recording rent expense for leases that contain scheduled rent increases on a straight-line basis over the lease term from the time the Company controls the property.

Discontinued Operations — The Company accounts for discontinued operations in accordance with authoritative accounting guidance, in which the operating results of a business unit are reported as discontinued if its operations and cash flows can be clearly distinguished from the rest of the business, the operations have been sold or will be sold within a year, there will be no continuing involvement in the operation after the disposal date and certain other criteria are met. Significant judgments are involved in determining whether a business component meets the criteria for discontinued operation reporting and the period in which these criteria are met.

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements — In 2006, the FASB issued an accounting standard which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The standard is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. The standard does not expand or require any new fair value measures, however its application may change current practice. The Company adopted the standard for financial assets and liabilities effective January 1, 2008 and for non financial assets and liabilities effective January 1, 2009. The adoption of the standard, which primarily affected the valuation of cash equivalents, marketable securities, and debt, did not have a material effect on our consolidated financial position or results of operations.

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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market
•	Level 2 — inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability
•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The following table presents assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Carrying Value
Cash equivalents(1)	$5,526	—	—	$5,526
Marketable securities(2)	$6,407	—	—	$6,407
Short-term loans under SVB receivable agreement	$—	2,014	—	$2,014
SVB credit facility(3)	$—	3,600	—	$3,600

(1)	Cash equivalents consist of money market funds.
(2)	Marketable securities primarily consist of commercial paper, corporate bonds, certificates of deposit, and U.S. government securities.
(3)	The SVB credit facility bears interest at a floating rate at the prime rate, subject to a minimum of 4.0%.

The fair value of the marketable securities is based upon the market values quoted by the financial institutions as of December 31, 2009.

The Company’s other financial instruments at December 31, 2009 consist of accounts receivable, accounts payable and debt. For the year ended December 31, 2009, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximate fair value, based upon the short-term nature of these accounts. The carrying value of the Company’s loan agreements approximate fair value as each of the loans bears interest at a floating rate.

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting standard permits, but does not require, the Company to measure financial instruments and certain other items at fair value. The Company did not elect to fair value any financial instruments under the provisions of the standard and therefore, the adoption of the guidance on January 1, 2008 did not have an impact on the consolidated financial statements.

Subsequent Events — Management evaluated subsequent events through the date of filing, for this annual report on Form 10-K, for the year ended December 31, 2009.

Effects of Recently Issued Accounting Pronouncements

In January 2010, the FASB amended the existing fair value measurements and disclosure standard and provided guidance on increased disclosure on assets and liabilities that are transferred between levels of the fair value hierarchy. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 roll forward, which becomes effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB issued guidance, which clarifies and improves financial reporting by entities involved with variable interest entities. The new guidance is effective for interim and annual reporting beginning after November 15, 2009. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB issued standards on accounting for transfers of financial assets. The new standards clarify the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. The new standards are effective as of the beginning of the annual period beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method and also requires expanded disclosures. The update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“ASC” or the “Codification”) as the source of authoritative GAAP recognized by the FASB for non-governmental entities. The Codification is effective for financial statements issued for reporting periods that end after September 15, 2009. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”); therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of July 1, 2009. Adoption is reflected in these financial statements. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2009, the FASB issued guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The guidance is effective prospectively for interim and annual periods ending after June 15, 2009. The required disclosures are included in Note 1.

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

•	The first standard relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The standard is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.
•	The second standard is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The standard requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The standard is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.
•	The third standard relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. This standard requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value and is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

2. Restructuring

During 2001 and 2002, the Company exited two separate facilities and accordingly recorded charges for the future lease obligations, net of estimated sub-lease income. In August 2007, the Company decommissioned certain fixed assets at 611 West 6th Street in Los Angeles and relocated its Los Angeles switch operations to one of the sites that had been exited in December 2002. As a result, the Company recognized a gain of $1.0 million representing the reversal of the remaining liability related to the abandoned space placed back into service. In addition, the Company recognized a charge of $0.3 million representing the present value of the future lease obligations remaining on the West 6 th Street site. A gain of $0.7 million, representing the net impact of these two transactions, has been reflected as a restructuring benefit in the accompanying statement of operations for the year ended December 31, 2007.

In December 2009, the Company exited the headquarters facility in New Brunswick, New Jersey and moved the office to an existing facility in Herndon, Virginia. Accordingly, the Company recognized a charge of $0.6 million representing the present value of the future lease obligations less estimated recoverable amounts remaining for the site.

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below shows the amount of the charges and the cash payments related to the Company’s restructuring liabilities (in thousands):

Total
Balance at December 31, 2007	$532
Cash payments	(350)
Balance at December 31, 2008	182
Cash payments	(182)
Future lease obligation, New Brunswick, New Jersey	629
Balance at December 31, 2009	$629

As of December 31, 2009, the current portion of the balance is recorded in accrued expenses and other current liabilities with the remainder in deferred rent.

3. Severance Charges

In 2009, the Company recorded severance charges related to a separation and transition services agreement entered into with the Company’s former Chief Financial Officer. Additionally, pursuant to management’s decision to close the New Brunswick, New Jersey office, certain employees of the Company received severance and/or retention agreements. Benefits to the terminated employees were provided pursuant to a standard formula of paying benefits based upon tenure with the Company and required employees to render service through various dates and to execute standard release agreements to receive the severance and/or retention payments. However, based upon the service requirement, the severance and retention costs qualify as one-time employee termination benefits. Accordingly, the liability for the termination benefits was measured initially at the communication date of September 1, 2009 based on the fair value of the liability as of the termination date and is being recognized ratably over each employee’s applicable service period. The Company recorded severance charges of $0.5 million for the year of 2009. As of December 31, 2009, $0.1 million is recorded in accrued and other current liabilities in the accompanying balance sheet.

During the second half of 2008, the Company recorded severance charges of $1.4 million related to a departure and transition services agreement entered into with its former Chief Executive Officer, and an overall workforce reduction, including the termination without cause of its Chief Operating Officer and Chief Marketing Officer.

In June 2007, the Company recorded severance charges related to a resignation agreement entered into with the former Chief Executive Officer and a workforce reduction of certain employees. In accordance with the Codification, benefits were provided pursuant to a severance plan which used a standard formula of paying benefits based upon tenure with the Company. The accounting for these severance costs has met the four requirements of the Codification, which are: (i) the Company’s obligation relating to employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; (ii) the obligation relates to rights that vest or accumulate; (iii) payment of the compensation is probable; and (iv) the amount can be reasonably estimated. All severance related obligations were paid.

4. Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated based on the weighted average number of outstanding common shares adjusted for the potentially dilutive effects of restricted stock, restricted stock units, stock options and warrants. During a loss period, the effect of the potential exercise of restricted stock, restricted stock units, stock options and warrants are not considered in the diluted income (loss) per share calculation since the effect would be antidilutive. Because the results of operations were a net loss for the years ended 2009, 2008, and 2007, the basic and diluted weighted average common shares outstanding were the same, as follows (in thousands):

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2009	2008	2007
Basic and dilutive number of common shares outstanding	21,840	23,922	25,072

For the years ended December 31, 2009, 2008 and 2007 outstanding stock options of 4,045,659, 3,517,840, and 3,644,470, respectively, have been excluded from the above calculations because the effect on net loss per share would have been antidilutive. For the years ended December 31, 2009 and 2008, 1,439 warrants, have been excluded from the above calculations because the effect on net loss per share would have been antidilutive. Unvested restricted stock, restricted stock units and performance shares of 479,134, 411,995, and 480,320 have been excluded from the above calculations for the years ended December 31, 2009, 2008 and 2007, respectively, as the impact would have been antidilutive.

5. Continuing Operations

The components of income(loss) from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Loss – United States	$(6,762)	$(2,225)	$(1,148)
Loss – foreign	(1,939)	(10,088)	(351)
	$(8,701)	$(12,313)	$(1,499)

6. Acquisitions

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

The results of operations of this business and the estimated fair market values of the acquired assets were included in the consolidated financial statements from the date of the acquisition. The components of the aggregate costs of the transaction were as follows (in thousands):

Purchase Price
Cash	$1,559
Notes Payable	561
$2,120

As part of the consideration of the acquisition, Broad Street Digital Inc. issued notes payable to two former shareholders of Broad Street Digital Limited. Subsequent to the transaction, these former shareholders became employees of the Company. These notes bore interest at 5% per annum. Notes payable totaling $0.1 million were paid in June 2007 and notes payable totaling $0.4 million were paid in January 2008, with the balance of $80 thousand being paid in eight monthly installments of $10 thousand based upon conditions outlined in the underlying notes.

The purchase price for the Broad Street Digital acquisition was allocated to assets acquired based on their estimated fair values determined by management with the assistance of a third-party appraiser as follows (in thousands):

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Asset Allocation	Estimated Amortizable Life
Total tangible Assets	$21	N/A
Existing customer relationships	800	7 Years
Software	500	5 Years
Patents	450	5 Years
Goodwill	349	N/A
	$2,120

7. Discontinued Operations

Bell Fax, Inc.

In October 1999, the Company ceased the operations of Bell Fax, Inc. (“Bellfax”), a wholly-owned subsidiary. Bellfax was engaged in the sale and rental of telecommunication equipment and operating international routes. In the first quarter 2008, management determined that the remaining Bellfax liability of $0.2 million was no longer required. This amount has been recorded as income from discontinued operations, net of income tax of $11 thousand, in the first quarter 2008.

Digital Media

To increase resources available for its core business, in the first quarter 2008, the Company announced a decision to explore strategic alternatives for Broad Street Digital. As a result of this decision, the Company recognized an impairment charge of approximately $2.3 million in the fourth quarter 2007 to write-down the intangible and long-lived assets, including $0.4 million of goodwill for Broad Street Digital, to their estimated fair values.

During the second quarter 2008, the Company made a decision to cease all activities related to the digital media market. As a result, the digital media segment has been presented as a discontinued operation in the accompanying financial statements for all periods presented.

On August 5, 2008, the Company entered into an agreement to sell substantially all of the assets of Broad Street Digital. In the second quarter 2008, the Company recorded a charge of $0.3 million, to adjust the carrying value of the Broad Street Digital assets to the estimated net proceeds from the transaction, which was completed on August 19, 2008.

In connection with ceasing digital media activities, the Company entered into a separation and release agreement with the Chief Operating Officer of Arbinet Digital Media Corporation and terminated the remaining employees in this segment. The Company recognized a severance charge of $0.5 million in the third quarter 2008 which was recorded in loss from discontinued operations.

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information for discontinued operations is shown below (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Total revenues	$—	$647	$89
Loss from discontinued operations, before income tax	$—	$(2,217)	$(5,209)
Income tax expense	—	11	—
Loss from discontinued operations, net of taxes	$—	$(2,228)	$(5,209)

	As of December 31,
	2009	2008
Liabilities:
Accounts payable(1)	$100	$303
Accrued and other current liabilities	—	170
Current liabilities of discontinued operations	$100	$473

(1)	Amounts represents royalty payments received by the Company.

As a result of the decision to cease activities of digital media and its presentation as discontinued operations, the Company operates in one reporting segment.

8. Marketable Securities

The Company’s available-for-sale securities are valued using quoted market prices. Gross realized gains and losses from the sale of securities were not material for the years ended December 31, 2009, 2008 and 2007. All of the Company’s marketable securities at December 31, 2009 have a maturity of one year or less. As of December 31, 2009 and 2008, the Company’s net unrealized gains in its securities were not material. The following is a summary of marketable securities at December 31, 2009 and 2008 by type (in thousands):

	As of December 31,
	2009	2008
Commercial paper	$1,998	$1,996
U.S. Government and federal agency obligations	2,557	2,002
Certificates of deposit	1,502	750
Corporate bonds	350	3,178
Money market funds	5,526	5,369
	11,933	13,295
Less: amounts classified as cash equivalents	(5,526)	(5,369)
Total marketable securities	$6,407	$7,926

There were no individual marketable securities that carried an unrealized loss for the past twelve consecutive months.

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Property and Equipment

Property and equipment consisted of the following (in thousands):

	2009	2008	Estimated Useful Life
Telecommunications equipment and software	$68,982	$64,901	5 to 7 years
Furniture, fixtures and office equipment	8,067	7,884	5 to 7 years
Leasehold improvements	8,072	7,941	Shorter of initial lease term or useful life
	85,121	80,726
Less accumulated depreciation and amortization	(67,300)	(59,858)
Property and equipment, net	$17,821	$20,868

Property and equipment, net, includes equipment under capital leases of $0.2 million and $0.6 million (net of accumulated depreciation of $4.7 million and $4.3 million) at December 31, 2009 and 2008, respectively. Property and equipment, net, includes capitalization of software for internal use of $7.1 million and $6.9 million (net of accumulated amortization of $29.6 million and $26.9 million) at December 31, 2009 and 2008, respectively. Amortization of capitalized software for internal use was $2.7 million, $2.8 million and $2.8 million in 2009, 2008 and 2007, respectively. Property and equipment, net includes approximately $2.8 million and $3.0 million of assets located in the Company’s leased facilities in the United Kingdom as of December 31, 2009 and 2008, and approximately $0.5 million of assets located in the Company’s leased facility in Hong Kong as of December 31, 2009 and 2008.

During 2006 and 2007, the Company decommissioned certain fixed assets located at its exchange delivery points (“EDP”) in New York City, Los Angeles and London, England. Management engaged a third party to facilitate the sale of this equipment. To date, the Company has sold a nominal amount of these assets. During the year ended December 31, 2008, the Company recorded an impairment charge of approximately $0.5 million, to adjust the carrying value of the assets to their estimated fair market value. The carrying value of this equipment as of 2009 and 2008 is approximately $0 and $12 thousand, respectively.

10. Goodwill and Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	December 31, 2009				December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
Patent	$1,100	$378	$722	$—	$1,100	$378	$722	$—
Existing customer relationship	1,432	703	580	149	1,293	550	580	163
Total intangibles	$2,532	$1,081	$1,302	$149	$2,393	$928	$1,302	$163

Amortization expense for intangibles totaled approximately $30 thousand, $0.3 million and $0.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The aggregate amortization expense for intangible assets is estimated to be (in thousands):

Year Ending December 31,	Amortization Expense
2010	$31
2011	31
2012	31
2013	31
2014	25
$149

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has no recorded goodwill at December 31, 2009 and 2008, respectively. The Company performed its annual impairment test at the beginning of the fourth quarter 2008 which indicated there was no impairment to the Company’s goodwill and other intangible assets. However, business conditions worsened during the fourth quarter 2008, and the market’s perception of the value of the Company’s common stock resulted in a reduction in the Company’s market capitalization below its book value. These factors caused the Company to perform additional impairment testing as of December 31, 2008. As a result of this additional testing, the Company determined that its goodwill and certain of its intangible assets were impaired. Accordingly, the Company recorded a $3.0 million non-cash impairment charge of which $1.6 million related to goodwill and $1.3 million pertained to other intangible assets.

11. Indebtedness

In November 2008, the Company entered into a Seventh Amendment to an Accounts Receivable Financing Agreement (“Loan Agreement”) with Silicon Valley Bank, which further amends the financing arrangement dated February 3, 2003. Under the Loan Agreement, the Company may borrow up to $25.0 million from time to time under a secured revolving facility for a two-year period. Borrowings under the Loan Agreement are on a formula basis, based on eligible accounts receivable. There are no financial covenants under the Loan Agreement. Interest on gross borrowings under the Loan Agreement is based on the bank’s prime rate, subject to a minimum rate of 4.0%. The Loan Agreement is collateralized by substantially all of the Company’s assets. The Loan Agreement has a minimum annual finance charge of $144,000. As of December 31, 2009 and 2008, $3.6 million was outstanding under the Loan Agreement. The Loan Agreement expires on November 26, 2010.

The Company entered into a Non-Recourse Receivable Purchase Agreement with SVB on November 28, 2005, or the SVB Receivable Agreement, as amended on November 24, 2008, whereby SVB agreed to buy from the Company, on a revolving basis, all right and title to and interest in the payment of all sums owing or to be owing from certain Members arising out of certain invoices of such Members, not to exceed an aggregate of $10 million in outstanding receivables at any time. The Company has determined that the SVB Receivable Agreement does not qualify for sale treatment pursuant to the authoritative accounting guidance. Specifically, the Company does not believe the transfer of receivables to SVB meets the first condition for sale treatment requirement that the transferred assets are isolated from the transferor. Settlement of the transferred receivables is routinely made by Members by making payments on account rather than paying off specific invoices. In addition, since the Company nets the Members’ buying and selling activity, certain invoices are settled via buying a Member’s activity on the Exchange. Remittances received from Members in payment of receivables are commingled with its assets as such and are not deemed to be put presumptively beyond the reach of the transferor and its creditors. The Company records the proceeds from the sale of receivables under the SVB Receivable Agreement as a liability until sums received from customers are remitted to SVB. This agreement expires on November 26, 2010. The liability recorded under the SVB Receivable Agreement was $2.0 million and $0.4 million at December 31, 2009 and 2008, respectively.

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Prepayments from members	$2,415	$2,771
Security deposits from members	1,185	1,716
Value added tax	802	114
Professional fees	544	917
Compensation and related benefits	178	1,319
New Brunswick, NJ lease liability	344	—
Deferred rent	66	245
Other	638	470
	$6,172	$7,552

13. Stockholders’ Equity

The table below summarizes the issued share activity for the Company’s common stock in 2009. Treasury shares, which include 661,749 shares repurchased in the open market under the Company’s repurchase plans (included below) and equivalent 64,166 shares of tax withholding due to exercise of options and awards in 2009, are included in these balances:

Shares
Balance as of December 31, 2008	26,538,245
Retirement of restricted stock and other*	(207,828)
Grants of restricted stock	45,500
Exercise of options	171,151
Issuance of performance shares	4,786
Balance as of December 31, 2009	26,551,854

*	Include 173,962 shares of unvested restricted stock units removed from issued shares.

On November 4, 2008, the Board of Directors of the Company authorized the repurchase of up to $5.0 million of the Company’s common stock (the “November 2008 Repurchase Plan”). On November 21, 2008, the Board of Directors of the Company authorized an amendment to the November 2008 Repurchase Plan. Under the amendment, stock repurchases will also be made from time to time through privately negotiated transactions in compliance with applicable laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. For the years ended December 31, 2009 and 2008, 661,749 shares and 1,006,574 shares were repurchased, for $1.2 million and $2.0 million, respectively.

Except as specifically amended, the November 2008 Repurchase Plan remains in full force and effect in accordance with its terms, may be suspended or terminated by the Board of Directors at any time without prior notice, and has no expiration date.

On May 22, 2008, the Board of Directors authorized the repurchase of up to $8.0 million of the Company’s common stock (the “May 2008 Repurchase Plan”). Prior to the expiration of the May 2008 Repurchase Plan in August 2008, 1,918,516 shares were repurchased for $7.1 million.

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 28, 2008, the Company announced that its Board of Directors had approved a special one-time cash distribution of $0.40 per share. The aggregate total distribution of $10.0 million was paid on March 28, 2008 to holders of record of the Company’s common stock as of the close of business on March 12, 2008. Adjustments were made to the outstanding stock options and restricted stock grants to restore the respective holders to their position before the issuance of the distribution. These modifications were treated as adjustments in connection with an equity restructuring in accordance with applicable accounting standards.

On June 11, 2007, the Board of Directors of Arbinet authorized the repurchase of up to $15.0 million of the Company’s common stock at anytime and from time to time (the “2007 Repurchase Plan”). On February 26, 2008 the Company’s Board of Directors terminated the 2007 Repurchase Plan, under which an aggregate of 838,797 shares had been purchased. Shares of the Company’s common stock repurchased under the 2007 Repurchase Plan in aggregate were approximately $4.7 million.

14. Stock Based Compensation

Stock Options

The Company established a 2004 Stock Incentive Plan, as amended (the “2004 Plan”), which provides for the granting of stock-based compensation to officers, employees, directors, and consultants of the Company. As of December 31, 2009, options to purchase 705,990 shares of common stock were available for future grants under the 2004 Plan. Common stock shares of 4,045,659 and 3,517,840, as of December 31, 2009 and 2008, respectively, were reserved for stock options granted. Options granted under the 2004 Plan generally have a four-year vesting period and expire ten years after grant. As of December 31, 2009 and 2008, 1,439 shares were reserved for warrants to purchase common stock. These warrants are exercisable at $4.99 per share and will expire in 2012. Options outstanding as of December 31, 2009 and December 31, 2008 include option grants under the 2004 Plan as well as the Amended and Restated 1997 Stock Incentive Plan and the First Amended and Restated Non-employee Directors’ and Advisors’ Stock Option Plan.

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

On June 11, 2007, the Chief Executive, President and Director of Arbinet departed from the Company. In connection with the departure, Arbinet entered into a Resignation Agreement dated June 11, 2007 (the “Resignation Agreement”). The Resignation Agreement provided for the acceleration of outstanding stock options, restricted stock, and restricted stock units, resulting in additional stock-based compensation of $0.2 million being recognized in the second quarter 2007.

On August 25, 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested employee stock options issued under the 2004 Plan with an exercise price in excess of $10.00 per share. Pursuant to this action, options to purchase approximately 1.4 million shares of the Company’s common stock became exercisable immediately. Based on the closing price on August 24, 2005 of $6.35, none of these options had intrinsic economic value at the time. The Company took this action because the future costs to be recognized if this action were not taken were disproportionate to the retention value of the stock options. As a result of this change, the Company reduced the pre-tax stock option expense it otherwise would have been required to record under the new guidance by approximately $7.8 million over a four-year period, from 2006 to 2009.

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock options activity (including performance share awards) during the three years ended December 31 is as follows:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding – Beginning of year	3,517,840	$6.23	3,664,470	$8.57	3,248,321	$9.37
Granted	1,299,000	$1.94	1,038,000	$3.75	1,016,940	$6.01
Equity restructuring adjustment	—	$—	3,657,151	$6.12	—	$—
Exercised	(171,151)	$0.23	(36,168)	$1.82	(176,949)	$1.52
Forfeitures/Expirations	(600,030)	$4.71	(4,805,613)	$7.42	(423,842)	$11.25
Outstanding – End of year	4,045,659	$4.74	3,517,840	$6.23	3,664,470	$8.71
Eligible for exercise – End of year	1,956,711	$6.62	1,856,261	$8.07	1,794,920	$11.72

As of December 31, 2009, there were 4.0 million options outstanding with 7.98 weighted average years remaining on the contractual life, of which 2.0 million shares are exercisable with a weighted average remaining life of 7.03 years. The intrinsic value of the outstanding shares and shares that are exercisable at December 31, 2009 is $0.9 million, and $0.2 million, respectively, based on the closing stock price of $2.49. The intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $0.2 million, $0.1 million and $4.1 million, respectively. The number of unvested options expected to vest is 1.6 million shares, with a weighted average remaining life of 8.9 years, a weighted average exercise price of $2.91, and with an intrinsic value of $0.5 million.

Restricted Stock Awards

Restricted stock awards granted under the 2004 Plan generally have a three-year vesting period. Most of the Company’s restricted stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period. The Company recognizes compensation expense for restricted stock awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total unvested restricted stock awards expected to vest was approximately $0.8 million at December 31, 2009 with a remaining weighted average period of approximately 8 months over which such expense is expected to be recognized. The fair value of shares that vested during the year ended December 31, 2009 was approximately $0.8 million.

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s restricted stock activity during the three years ended December 31 is as follows:

	2009		2008		2007
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested – Beginning of year	411,995	$4.55	480,320	$5.87	306,109	$2.10
Granted	45,500	$1.92	224,355	$4.10	395,820	$5.84
Equity restructuring adjustment	—	$—	40,128	$—	—	$—
Vested during period	(177,228)	$4.67	(214,761)	$5.78	(126,985)	$6.01
Forfeited	(46,641)	$4.55	(118,047)	$5.18	(94,624)	$4.79
Unvested – End of year	233,626	$4.36	411,995	$4.55	480,320	$5.87

On November 15, 2009, the Chief Financial Officer departed from the Company. In connection with the departure, the Company entered into a Separation and Transition Services Agreement dated September 1, 2009 (the “Separation Agreement”). The Separation Agreement provided for a grant of 17,500 shares of restricted common stock on September 9, 2009 under the 2004 Plan, which fully vested on November 15, 2009, resulting in additional stock-based compensation of $39 thousand being recognized in 2009.

On June 16, 2009, the Company granted 28,000 shares of restricted stock awards to certain Members of the Company’s Board of Directors. The fair value per share at the date of grant was $1.72. These awards vest one-third annually on the anniversary date of the grant.

On February 28, 2008, the Company announced that its Board of Directors had approved a special one-time cash distribution of $0.40 per share of the Company’s common stock. The Company issued 40,128 incremental shares of restricted stock to adjust the respective holders to their position before the issuance of the cash distribution. These modifications were treated as adjustments in connection with an equity restructuring in accordance with applicable accounting standards.

Performance Share Awards

The Company provides certain Performance Share Awards (the “Awards”) whereby it grants performance shares to certain executives of the Company. These Awards provide recipients with the opportunity to earn shares of common stock of the Company, the number of which shall be determined pursuant to, and subject to the attainment of specific Company operating performance goals. Under accounting guidance, accruals of compensation expense for an award with a performance condition is based on the probable outcome of the performance conditions. During the years ended December 31, 2009, 2008, and 2007, the Company recorded expense of $0, $17 thousand, and $0, respectively, relating to performance awards. The activity for Performance Shares is included in the stock options activity table presented above.

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Income Taxes

The (benefit) provision for income taxes consists of the following (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Current:
Federal	$(202)	$37	$(12)
State	153	333	244
Foreign	10	22	—
Total current	(39)	392	232
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total (benefit) provision for income taxes	$(39)	$392	$232

The Company recorded a (benefit) provision for income taxes of $(39) thousand and $0.4 million for the years ended December 31, 2009 and December 31, 2008, respectively, primarily representing the refund of Federal alternative minimum tax and the statutory requirements for state taxes in 2009 and the statutory requirements for state taxes in 2008. The Company recorded an income tax provision of $0.2 million for the year ended December 31, 2007 primarily related to the statutory requirements for state taxes.

The difference between the Federal statutory tax rate and the effective tax rate is primarily related to the generation of the additional net operating loss carryforwards in 2009, 2008 and 2007, as well as the impact of state taxes and the impact of foreign taxes on the portion of pre-tax income associated with the Company’s United Kingdom subsidiary. The reconciliation of income taxes from continuing operations computed at United States federal statutory rates to (benefit) provision for income taxes is as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Tax expense at federal statutory rate (35%)	$(3,045)	$(4,310)	$(525)
State taxes, net of federal benefit	99	216	150
Losses with no benefit	689	3,554	123
Non-deductible expenses	246	299	337
Utilization of NOLs and changes in valuation allowance – federal	1,972	633	147
Total (benefit) provision for income taxes	$(39)	$392	$232

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2009	2008
Deferred tax liability:
Depreciation	$(8,216)	$(8,148)
Deferred tax liability:	(8,216)	(8,148)
Deferred tax asset:
Net operating and capital loss carryforwards	44,410	40,523
Impairments	7,507	7,483
Accrued rent	824	911
Deferred income	443	972
Other	2,831	2,254
Deferred tax asset	56,015	52,143
Valuation allowance	(47,799)	(43,995)
Net deferred tax asset	$—	$—

At December 31, 2009 and 2008, a full valuation allowance in the amount of $47.8 and $44.0 million, respectively, has been recorded against net deferred tax assets, because at those dates, the Company was unable to conclude that it was more likely than not that it would realize those assets. The increase in the valuation allowance is mainly attributable to the increase in the net operating losses as well as other temporary differences that will reverse in future periods. The Company will continue to refine and monitor all available evidence during future periods to evaluate the recoverability of our deferred tax assets.

Approximately $0.7 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current income when subsequently recognized.

At December 31, 2009, the Company had net operating loss, or NOL, carryforwards of approximately $85 million for U.S. Federal and state income tax purposes that expire on various dates between 2020 and 2029 if not utilized. The availability of NOL carryforwards to offset future taxable income may be subject to annual limitations imposed by Internal Revenue Code Section 382 as a result of an ownership change. Management has concluded that an ownership change occurred during 2007. However, based on the market value of the Company at such date, the Company believes that this ownership change will not significantly impact its ability to use net operating losses in the future to offset taxable income. At December 31, 2009, the Company had NOL carryforwards of approximately $21 million for foreign income tax purposes. The foreign NOL carryforwards do not expire.

As a result of the implementation of new accounting guidance on January 1, 2007, the Company identified an aggregate of approximately $0.6 million of unrecognized tax benefits, including related estimated interest and penalties, due to uncertain tax positions. Approximately $0.6 million of these uncertain tax positions resulted in a reduction of deferred tax assets against which the Company had recorded a full tax valuation allowance on its balance sheet. The balance of the unrecognized tax benefits, amounting to $36 thousand, which includes interest and penalties, was recorded as an increase to accumulated deficit and an increase of $36 thousand to other long-term liabilities. While the Company believes that it has identified all reasonably identifiable exposures and that the reserve it has established for such exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause the Company to either materially increase or reduce the amount of our tax reserve.

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 1, 2007, the amount of unrecognized tax benefits is $0.6 million, including interest and penalties, of which recognition of $36 thousand would impact the Company’s effective tax rate. At December 31, 2009, the amount of unrecognized tax benefits is $0.7 million, including interest and penalties, of which recognition of $0.1 million would impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (exclusive of the interest and penalties) is as follows (in thousands):

	2009	2008
Balance at January 1,	$632	$614
Additions related to current year tax positions	5	18
Balance at December 31,	$637	$632

The Company recognizes potential interest and penalties relating to income tax positions as a component of the provision for income taxes. As of January 1, 2007, the Company recorded a liability for the payment of interest and penalties of $3 thousand and $8 thousand, respectively. The Company recorded an additional $5 thousand, $4 thousand, and $3 thousand in interest expense in its income tax provision related to these positions for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts resulted in an increase in other long-term liabilities.

The Company’s U.S. subsidiaries join in the filing of a U.S. Federal consolidated income tax return. The Company is not currently under examination by the Internal Revenue Service. The Unites States federal statute of limitations remains open for the years 2006 onward. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions. The Company is no longer subject to Federal, state or foreign income tax assessments for years prior to 2004.

Foreign income tax returns are generally subject to examination for a period of three to nine years after filing of the respective return. The Company is currently under examination in the United Kingdom for its 2004 and 2005 tax years. In the event that the Company’s income tax examination in the United Kingdom concludes within the next twelve months, the Company’s total amount of unrecognized tax benefits, excluding related estimated interest and penalties, may change. Depending on the outcome of this examination, a reasonable estimate of the range of this possible change is from an increase of $0.4 million to a decrease of $0.6 million in deferred tax assets. The Company had recorded a full tax valuation allowance on its balance sheet and this item will have no impact on the statement of operations.

16. 401(k) Plan

The Company contributions under the 401(k) Plan are computed at 4% of an employee’s eligible compensation subject to certain limits. Contributions into the 401(k) Plan in the years ended December 31, 2009, 2008 and 2007 were approximately $0.3 million, $0.4 million, and $0.3 million, respectively. These contributions were recorded as expense for each year in the consolidated statements of operations.

17. Commitments and Contingencies

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

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NNP Communications, LLC versus Arbinet-thexchange, Inc.

On June 10, 2009 the Company was notified that a demand for arbitration had been filed with the American Arbitration Association against the Company by NNP Communications, LLC (“NNP”), a former member of the Company’s Exchange, seeking damages in the amount of $9.5 million for alleged claims for breach of contract, unjust enrichment, fraud, tortuous interference with contract and unfair competition (the “NNP Arbitration”). NNP alleges that the Exchange was not operated in a neutral manner and that the Company wrongfully competed with its Members. NNP also alleges that the Company wrongfully directed telecommunications traffic meant for NNP to companies owned, directly or indirectly, by Arbinet insiders or companies who pay monies to Arbinet insiders in exchange for telecommunications traffic. The Company filed a response in the NNP Arbitration on July 8, 2009 denying the allegations and asserting a counterclaim for breach of contract and negligent misrepresentation. The Company also filed a demand for arbitration with the American Arbitration Association against an affiliated entity of NNP, Savontel Communications, Inc. (“Savontel”), another former member of the Exchange, seeking damages in the amount of $0.5 million for breach of contract and recovery of unpaid invoices (the “Savontel Arbitration”). On December 18, 2009, the arbitrator in the Savontel Arbitration entered an interim award granting the full amount of the Company’s claim of $0.5 million plus interest, administrative, and reasonable legal expenses. The final award in the Savontel Arbitration was entered on February 9, 2010. The NNP Arbitration is still pending.

Operating Leases

The Company leases office facilities and certain equipment under operating leases expiring through 2020. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. In addition, certain lease agreements contain renewal options and rent escalation clauses. The Company does not consider any individual lease material to its operations. Aggregate future minimum rental payments:

Year Ending December 31,	Future Minimum Rental Obligations(1)
2010	$3,037
2011	2,924
2012	3,003
2013	2,879
2014	2,864
Thereafter	7,345
$22,052

(1)	The future minimum rental payments include the estimated payments for the New Brunswick, New Jersey office.

Rent expense for the years ended December 31, 2009, 2008 and 2007, was approximately $2.8 million, $3.3 million and $3.0 million, respectively. Sub-lease income was $36 thousand, $0.1 million and $0.1 million for the years ended 2009, 2008 and 2007, respectively. Approximately $1.7 million and $2.1 million of security deposits as of December 31, 2009 and 2008, respectively, represent collateral for the landlords under various leases. The Company has approximately $2.7 million and $2.1 million recorded as deferred rent as of December 31, 2009 and 2008, respectively. These amounts principally represent the difference between straight-line rent expense recorded and the rent payments and lease incentives as of the balance sheet date.

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Obligations

The Company has agreements with one of its equipment vendors and an interconnection provider, which obligate the Company to purchase certain equipment and services for approximately $1.2 million in 2010. The Company has made purchases from these vendors of approximately $1.1 million, $1.2 million, and $1.1 million in 2009, 2008 and 2007, respectively.

Employment Offer Letters

The Company has several employment offer letters with officers of the Company. These offer letters provide for an annual base compensation and the issuance of stock options. These stock options were granted at fair market value. These offer letters generally contain provisions for severance payouts in the event of termination of employment of the officers.

18. Related Party Transactions

The Company entered into three Non-Qualified Stock Option Agreements dated July 31, 2007, February 7, 2008 and March 24, 2009 with Alex Mashinsky, a member of the Company’s Board of Directors until his resignation on March 1, 2009, in connection with consulting services beyond the scope rendered as a board member. The Company recognized a total of $0.2 million, $0.1 million and $0.2 million in stock-based compensation expense pursuant to these agreements during the years ended December 31, 2009, 2008 and 2007.

The Company’s former Chief Financial Officer, who was active through the third quarter 2009, is also a Partner in Tatum LLC (“Tatum”), an executive services and consulting firm. The Company entered into an agreement with Tatum to hire a Controller, in September 2007, on an interim basis. The Company recognized a total of $0, $0.3 million and $0.1 million in expense pursuant to this agreement during the years ended December 31, 2009, 2008 and 2007, respectively.

ARBINET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2009:
Total revenues	$87,100	$85,978	$83,942	$82,456
Cost of trading and indirect cost of trading and fee revenues	$82,978	$81,870	$80,165	$78,815
Gross profit	$4,122	$4,108	$3,777	$3,641
Loss from operations	$(2,084)	$(1,999)	$(2,845)	$(3,921)
Net income (loss)	$(2,487)	$967	$(3,700)	$(3,442)
Basic and diluted net income (loss) per share:	$(0.11)	$0.04	$(0.17)	$(0.16)
Year ended December 31, 2008:
Total revenues	$125,172	$136,573	$106,658	$98,445
Cost of trading and indirect cost of trading and fee revenues	$117,723	$128,280	$99,952	$92,633
Gross profit	$7,449	$8,293	$6,706	$5,812
Income (loss) from operations	$22	$82	$(1,539)	$(4,558)
Income (loss) from continuing operations	$222	$132	$(4,101)	$(8,958)
Loss from discontinued operations	$(672)	$(784)	$(673)	$(99)
Net loss	$(450)	$(652)	$(4,774)	$(9,057)
Basic and diluted net income (loss) per share:
Continuing operations	$0.01	$0.01	$(0.18)	$(0.39)
Discontinued operations	$(0.03)	$(0.03)	$(0.03)	$(0.01)

Net loss for third quarter 2009 includes a pre-tax charge to income of $0.4 million for severance costs. Fourth quarter 2009 includes an additional pre-tax charge to earnings of $0.1 million for severance costs and a $0.6 million exit cost for the New Brunswick, New Jersey office.

Net loss for third quarter 2008 includes a pre-tax charge to income of $1.3 million for severance costs and an impairment charge of approximately $0.5 million to adjust the carrying value of certain decommissioned fixed assets to their estimated fair market value. In the fourth quarter 2008, the Company recorded a pre-tax charge to income of $3.0 million for a non-cash impairment charge related to goodwill and other intangible assets.

SCHEDULE II

Valuation and Qualifying Accounts
Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	Doubtful Accounts Receivable and Fee Credits
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2009	$2,071	$1,646	$(351)	$3,366
2008	$1,481	$982	$(392)	$2,071
2007	$1,183	$946	$(648)	$1,481

	Deferred Tax Asset Valuation
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2009	$43,995	$3,804	$—	$47,799
2008	$41,609	$2,386	$—	$43,995
2007	$39,708	$1,901	$—	$41,609