Form 10-Q
period 2010-03-31
ARBINET Corp
filed 2010-05-12
CIK 1136655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s class of common stock, as of May 5, 2010:

Class	Number of Shares
Common Stock, par value $0.001 per share	21,927,773

ARBINET CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARBINET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,719	$15,492
Marketable securities	9,030	6,407
Trade accounts receivable (net of allowances of $2,724 and $3,366)	23,017	24,513
Prepaids and other current assets	1,494	1,284
Total current assets	44,260	47,696
Property and equipment, net	16,961	17,821
Security deposits	1,667	1,676
Intangible assets, net	133	149
Other assets	370	395
Total Assets	$63,391	$67,737
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,638	$11,676
Deferred revenue	1,348	1,434
Accrued expenses and other current liabilities	5,966	6,172
Due to Silicon Valley Bank	960	2,014
Current portion of long-term debt	4,967	3,600
Current liabilities for discontinued operations	100	100
Total current liabilities	23,979	24,996
Deferred rent	2,345	2,343
Long-term debt and other liabilities	240	66
Total Liabilities	26,564	27,405
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 26,713,563 and 26,551,854 shares issued, respectively	27	27
Additional paid-in capital	176,459	175,906
Treasury stock, 4,781,288 and 4,714,734 shares, respectively	(17,241)	(17,122)
Accumulated other comprehensive income	3,057	2,056
Accumulated deficit	(125,475)	(120,535)
Total Stockholders’ Equity	36,827	40,332
Total Liabilities & Stockholders’ Equity	$63,391	$67,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBINET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except per Share Amounts)

	Three Months Ended March 31,
	2010	2009
Trading revenues	$78,925	$77,853
Fee revenues	8,645	9,247
Total revenues	87,570	87,100
Cost of trading revenues	78,933	78,088
Indirect cost of trading and fee revenues	3,867	4,890
Total cost of trading and fee revenues	82,800	82,978
Gross profit	4,770	4,122
Other operating expenses:
Sales and marketing	1,921	1,817
General and administrative	3,949	2,598
Depreciation and amortization	1,697	1,791
Severance charges	546	—
Total other operating expenses	8,113	6,206
Loss from operations	(3,343)	(2,084)
Interest income	18	60
Interest expense	(185)	(151)
Foreign currency transaction loss	(1,491)	(383)
Other income, net	69	110
Loss before income taxes	(4,932)	(2,448)
Provision for income taxes	8	39
Net loss	$(4,940)	$(2,487)
Basic and diluted net loss per common share	$(0.23)	$(0.11)
Weighted average shares used in computing basic and diluted net loss per share	21,807	22,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBINET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,940)	$(2,487)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities – continuing operations:
Stock-based compensation expense	544	521
Depreciation and amortization	1,697	1,791
Unrealized foreign currency transaction loss	1,491	383
Deferred financing cost amortization	24	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,506	3,881
Other current assets, security deposits and other assets	(60)	361
Accounts payable	(1,016)	(2,124)
Deferred revenue, accrued expenses and other current liabilities	(463)	(1,639)
Deferred rent and other long-term liabilities	23	124
Net cash provided by (used in) operating activities – continuing operations	(1,194)	811
Net cash used in operating activities – discontinued operations	—	(232)
Cash flows from investing activities:
Purchases of property and equipment	(762)	(903)
Purchases of marketable securities	(4,135)	(1,151)
Proceeds from sales and maturities of marketable securities	1,500	4,000
Net cash provided by (used in) investing activities	(3,397)	1,946
Cash flow from financing activities:
Advances from (payments to) Silicon Valley Bank, net	(1,054)	56
Borrowing from Silicon Valley Bank credit facility	1,300	—
Issuance of common stock, net of costs	9	24
Purchase of treasury shares	(119)	(927)
Net cash provided by (used in) financing activities	136	(847)
Effect of foreign exchange rate changes on cash	(318)	(72)
Net decrease in cash and cash equivalents	(4,773)	1,606
Cash and cash equivalents, beginning of year	15,492	16,224
Cash and cash equivalents, end of year	$10,719	$17,830
Supplemental disclosure of cash flow information:
Cash paid for interest	$162	$151
Cash paid for income taxes, net	$46	$68
Non-cash investing and financing activities:
Capital lease addition	$235	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBINET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2010	2009
Net loss	$(4,940)	$(2,487)
Other comprehensive income
Unrealized loss on available-for-sale securities	(12)	(8)
Foreign currency translation adjustment	1,013	241
Other comprehensive income	1,001	233
Comprehensive loss	$(3,939)	$(2,254)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements of Arbinet Corporation (“Arbinet” or the “Company”) have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 17, 2010. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all adjustments (consisting of normal, recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of Arbinet and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation — The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) accounting guidance which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The guidance generally requires that such transactions be accounted for using a fair-value based method and stock-based compensation expense be recorded, based on the grant date fair value, estimated in accordance with the guidance, for all new and unvested stock awards that are ultimately expected to vest as the requisite service is rendered. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value at date of grant for options granted during the three months ended March 31, 2010 and 2009 was $0.81 and $0.74 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average:

	For the Three Months Ended March 31,
	2010	2009
Expected option lives	3 Years	3 Years
Risk-free interest rates	3.68%	2.73%
Expected volatility	56.4%	58.4%
Dividend yield	0.0%	0.0%

Total stock-based compensation expense recognized by the Company for the three months ended March 31, 2010 and 2009 is reflected below (in thousands):

	For the Three Months Ended March 31,
	2010		2009
Stock-based compensation expense by caption:
Indirect costs of trading and fee revenues	$173		$143
Sales and marketing	55	(1)	277
General and administrative	316	(1)	101
	$544		$521

(1)	Due to a redefinition of responsibilities starting from the first quarter 2010, a few employees’ expenses, which were in sales and marketing in previous periods, were recorded in general and administrative for 2010.

Most of the Company’s stock options vest ratably during the vesting period. The Company recognizes compensation expense for options using the straight-line basis, reduced by estimated forfeitures. As of March 31, 2010, the Company had 1.7 million unvested awards outstanding of which $1.8 million of compensation expense will be recognized over the weighted average remaining vesting period of 1.4 years.

Use of Estimates  — The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

Fair Value Measurements — Fair value is defined under the Codification as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standard also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market
•	Level 2 — inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability
•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The following table presents assets measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Carrying Value
Cash equivalents(1)	$2,904	—	—	$2,904
Marketable securities(2)	$9,030	—	—	$9,030
Short-term loans under Silicon Valley Bank (SVB) receivable agreement	$—	960	—	$960
SVB credit facility(3)	$—	4,900	—	$4,900

(1)	Cash equivalents consist of money market funds.
(2)	Marketable securities primarily consist of commercial paper, corporate bonds, certificates of deposit, and U.S. government securities.
(3)	The SVB credit facility bears interest at a floating rate at the prime rate, subject to a minimum of 4.0%.

The fair value of the marketable securities is based upon the market values quoted by the financial institutions as of March 31, 2010.

The Company’s other financial instruments at March 31, 2010 consist of accounts receivable, accounts payable and debt. For the three months ended March 31, 2010, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximate fair value, based upon the short-term nature of these accounts. The carrying value of the Company’s loan agreements approximate fair value as each of the loans bears interest at a floating rate.

The Codification permits, but does not require, the Company to measure financial instruments and certain other items at fair value. The Company did not elect to measure any financial instruments at fair value under the provisions of the standard.

3. Restructuring and Exit Costs

In August 2007, the Company decommissioned certain fixed assets at 611 West 6th Street in Los Angeles and recognized a charge of $0.3 million representing the present value of the future lease obligations remaining on the West 6th Street site.

In December 2009, the Company exited the headquarters facility in New Brunswick, New Jersey and moved the office to an existing facility in Herndon, Virginia. Accordingly, the Company recognized a charge of $0.6 million representing the present value of the future lease obligations less estimated recoverable amounts remaining for the site through the lease term ending in April 2013.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below shows the amount of the charges and the cash payments related to the Company’s restructuring liabilities for the three months ended March 31, 2010 and 2009, respectively (in thousands):

	2010	2009
Future lease obligation at January 1,	$629	$182
Cash payments	(105)	(48)
Accretion of rent liability	21	—
Balance at March 31,	$545	$134

As of March 31, 2010, the current portion of the balance is recorded in accrued expenses and other current liabilities with the remainder in deferred rent.

4. Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated based on the weighted average number of outstanding common shares adjusted for the potentially dilutive effects of restricted stock, restricted stock units, stock options and warrants. During a loss period, the effect of the potential exercise of restricted stock, restricted stock units, stock options and warrants are not considered in the diluted income (loss) per share calculation since the effect would be antidilutive. Because the results of operations were a net loss for the three months ended March 31, 2010 and 2009, the basic and diluted weighted average common shares outstanding were the same, as follows (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Basic and dilutive number of common shares outstanding	21,807,423	22,040,824

For the three months ended March 31, 2010 and 2009, outstanding stock options of 3,829,003 and 3,614,205, respectively, have been excluded from the above calculations because the effect on net loss per share would have been antidilutive. For the three months ended March 31, 2010 and 2009, 1,439 warrants have been excluded from the above calculations because the effect on net loss per share would have been antidilutive. Unvested restricted stock, restricted stock units and performance shares of 91,549 and 249,841 have been excluded from the above calculations for the three months ended March 31, 2010 and 2009, respectively, because the effect on net loss per share would have been antidilutive.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Marketable Securities

The Company’s available-for-sale securities are valued using quoted market prices. Gross realized gains and losses from the sale of securities were not material for the three months ended March 31, 2010 and 2009. All of the Company’s marketable securities at March 31, 2010 have a maturity of one year or less. As of March 31, 2010 and 2009, the Company’s net unrealized gains in its securities were not material. The following is a summary of marketable securities at March 31, 2010 and December 31, 2009 by type (in thousands):

	As of
	March 31, 2010	December 31, 2009
Commercial paper	$2,698	$1,998
U.S. government and federal agency obligations	4,825	2,557
Certificates of deposit	1,151	1,502
Corporate bonds	356	350
Money market funds	2,904	5,526
	11,934	11,933
Less: amounts classified as cash equivalents	(2,904)	(5,526)
Total marketable securities	$9,030	$6,407

Cash equivalents are those securities that have an original maturity of three months or less.

6. Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	March 31, 2010				December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
Patent	$1,100	$378	$722	$—	$1,100	$378	$722	$—
Existing customer relationship	1,344	631	580	133	1,432	703	580	149
Total intangibles	$2,444	$1,009	$1,302	$133	$2,532	$1,081	$1,302	$149

Amortization expense for intangibles totaled approximately $8,000 and $7,000 for the three months ended March 31, 2010 and 2009, respectively. The aggregate amortization expense for intangible assets is estimated to be (in thousands):

Year Ending December 31,	Amortization Expense
2010 remainder	$22
2011	30
2012	30
2013	30
2014	21
$133

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Indebtedness

In November 2008, the Company entered into a Seventh Amendment to an Accounts Receivable Financing Agreement (“Loan Agreement”) with SVB, which further amends the financing arrangement dated February 3, 2003. Under the Loan Agreement, the Company may borrow up to $25.0 million from time to time under a secured revolving facility for a two-year period. Borrowings under the Loan Agreement are on a formula basis, based on eligible accounts receivable. There are no financial covenants under the Loan Agreement. Interest on gross borrowings under the Loan Agreement is based on the bank’s prime rate, subject to a minimum rate of 4.0%. The Loan Agreement is collateralized by substantially all of the Company’s assets. The Loan Agreement has a minimum annual finance charge of $144,000. As of March 31, 2010 and December 31, 2009, $4.9 million and $3.6 million, respectively, were outstanding under the Loan Agreement. The Loan Agreement expires on November 26, 2010.

The Company entered into a Non-Recourse Receivable Purchase Agreement with SVB on November 28, 2005, as amended on November 24, 2008 (“SVB Receivable Agreement”), whereby SVB agreed to buy from the Company, on a revolving basis, all right and title to and interest in the payment of all sums owing or to be owing from certain trading customers and suppliers (“Members”) arising out of certain invoices of such Members, not to exceed an aggregate of $10 million in outstanding receivables at any time. The Company has determined that the SVB Receivable Agreement does not qualify for sale treatment pursuant to the authoritative accounting guidance. Specifically, the Company does not believe the transfer of receivables to SVB meets the first condition for sale treatment, the requirement that the transferred assets are isolated from the transferor. Settlement of the transferred receivables is routinely made by Members by making payments on account rather than paying off specific invoices. In addition, since the Company nets the Members’ buying and selling activity, certain invoices are settled via buying a Member’s activity on the Company’s global electronic market (the “Exchange”). Remittances received from Members in payment of receivables are commingled with its assets as such and are not deemed to be put presumptively beyond the reach of the transferor and its creditors. The Company records the proceeds from the sale of receivables under the SVB Receivable Agreement as a liability until sums received from customers are remitted to SVB. This agreement expires on November 26, 2010, and the Company currently expects to extend the expiration date, if it is able to do so on acceptable terms. The liability recorded under the SVB Receivable Agreement was $1.0 million and $2.0 million at March 31, 2010 and December 31, 2009, respectively.

8. Stockholders’ Equity

The table below summarizes issuances of the Company’s shares of common stock during the three months ended March 31, 2010. Treasury shares, which include 9,555 shares repurchased in the open market under the Company’s repurchase plan and equivalent 57,002 shares of tax withholding due to exercise of options and awards in the first quarter 2010, are included in these balances:

Shares
Balance as of December 31, 2009	26,551,854
Cancellation of restricted stock	(14,999)
Grants of restricted stock	42,500
Vesting of restricted stock units	120,238
Exercise of options	5,749
Performance shares	8,221
Balance as of March 31, 2010	26,713,563

On November 4, 2008, the Board of Directors of the Company authorized the repurchase of up to $5.0 million of the Company’s common stock (the “November 2008 Repurchase Plan”). On November 21, 2008, the Board of Directors of the Company authorized an amendment to the November 2008 Repurchase Plan. Under the amendment, stock repurchases will also be made from time to time through privately negotiated transactions in compliance with applicable laws and other legal requirements. The timing and actual

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. For the three months ended March 31, 2010 and 2009, the Company repurchased 9,555 and 493,146 shares of common stock for $22,000 and $0.9 million, respectively.

Except as specifically amended, the November 2008 Repurchase Plan remains in full force and effect in accordance with its terms, may be suspended or terminated by the Board of Directors at any time without prior notice, and has no expiration date.

9. Stock Based Compensation

Stock Options

The Company established a 2004 Stock Incentive Plan, as amended (the “2004 Plan”), which provides stock-based incentive compensation grants to officers, employees, directors, and consultants of the Company. As of March 31, 2010, 1,915,293 shares were available for grant under the 2004 Plan. Options granted under the 2004 Plan generally have a four-year vesting period and expire ten years after grant. As of March 31, 2010 and 2009, 1,439 shares were reserved for issuance under the exercise of warrants to purchase common stock. These warrants are exercisable at $4.99 per share and will expire in 2012. Options outstanding as of March 31, 2010 and December 31, 2009 include option grants under the 2004 Plan as well as the Amended and Restated 1997 Stock Incentive Plan and the First Amended and Restated Non-employee Directors’ and Advisors’ Stock Option Plan.

As of March 31, 2010, there were 3.8 million options outstanding with 7.83 weighted average years remaining on the contractual life, of which 2.1 million shares are exercisable with a weighted average remaining life of 6.86 years. The intrinsic value of the outstanding shares and shares that are exercisable at March 31, 2010 is $0.4 million, and $0.1 million, respectively, based on the closing stock price of $2.04 on March 31, 2010. The intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was approximately $5,000 and $0.2 million, respectively. The number of unvested options expected to vest is 1.3 million, with a weighted average remaining life of 9.03 years, a weighted average exercise price of $2.46, and with an intrinsic value of $0.2 million.

A summary of the Company’s stock options activity during the three months ended March 31, 2010 and 2009 is as follows:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding – Beginning of quarter	4,045,659	$4.74	3,517,840	$6.23
Granted	175,000	$2.11	560,000	$1.62
Exercised	(5,749)	$1.50	(158,310)	$0.15
Forfeitures/Expirations	(385,907)	$4.72	(305,325)	$10.25
Outstanding – End of year	3,829,003	$4.62	3,614,205	$5.45
Eligible for exercise – End of quarter	2,088,068	$6.39	1,540,294	$8.12

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

Restricted stock awards granted under the 2004 Plan generally have a three-year vesting period. Most of the Company’s restricted stock awards are subject to graded vesting in which portions of the restricted stock award vest at different times during the vesting period. The Company recognizes compensation expense for restricted stock awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total unvested restricted stock awards expected to vest was approximately $0.3 million at March 31, 2010 with a remaining weighted average period of approximately 11 months over which such expense is expected to be recognized. The fair value of shares that vested during the three months ended March 31, 2010 was approximately $0.7 million.

A summary of the Company’s restricted stock activity during the three months ended March 31, 2010 and 2009 is as follows:

	2010		2009
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested – Beginning of quarter	233,626	$4.36	411,995	$4.55
Granted	42,500	$2.26	—	$—
Vested during period	(162,988)	$4.33	(132,062)	$5.05
Forfeited	(21,589)	$3.56	(30,092)	$4.52
Unvested – End of quarter	91,549	$3.62	249,841	$4.68

During the three months ended March 31, 2010, the Company’s former general counsel and a chief of one of its divisions departed from the Company. In connection with their departures, the Company entered into separation and transition services agreements, which provided for grants of 17,500 shares and 25,000 shares of restricted common stock, respectively, under the 2004 Plan. The restricted common stock fully vested during the three months ended March 31, 2010, resulting in an additional stock-based compensation of $0.1 million being recognized in the three months ended March 31, 2010.

Performance Share Awards

The Company provides certain Performance Share Awards (the “Awards”) whereby it grants performance shares to certain executives of the Company. These Awards provide recipients with the opportunity to earn shares of common stock of the Company, the number of which shall be determined pursuant to, and subject to the attainment of specific corporate operating performance metrics.

In 2008, the Company granted Awards to certain executive officers of the Company. In the first quarter 2009, the Compensation Committee determined that the Company achieved the threshold on one of the 2008 corporate performance metrics, which resulted in the issuance of 14,363 shares of restricted stock under the 2008 Awards. In 2009 and 2010, the Company granted Awards to certain executives of the Company. In the first quarter 2010, the Compensation Committee determined that the Company did not achieve the threshold on any of the three 2009 corporate performance metrics, and therefore, no restricted stock were issued under the 2009 Awards. The determination of whether the 2010 Awards will be earned is expected to occur in the first quarter 2011.

Under accounting guidance, accruals of compensation expense for an award with a performance condition is based on the probable outcome of the performance conditions. During the three months ended March 31, 2010 and 2009, the Company recorded expense of $12,000 and $8,000, respectively, relating to potential performance awards pursuant to the 2010 and 2009 grants.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

The Company recorded an income tax provision of $8,000 and $39,000 for the three months ended March 31, 2010 and 2009, respectively. The income tax provision in 2010 is based upon the impact of state capital and minimum taxes, which was partially offset by a federal benefit related to the refund of alternative minimum taxes paid in prior years. The income tax provision in 2009 was based upon the Company’s estimated effective annual domestic federal tax rate of approximately 1.8% as well as the impact of state capital and minimum taxes. The difference between the federal statutory tax rate and the estimated effective tax rate in both years is primarily related to the impact of state taxes and foreign losses for which the Company is unable to recognize a tax benefit.

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The Company is currently under examination for 2008 by the Internal Revenue Service. The United States federal statute of limitations remains open for the years 2006 onward. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions. The Company is no longer subject to federal, state or foreign income tax assessments for years prior to 2004.

Foreign income tax returns are generally subject to examination for a period of three to nine years after filing of the respective return. The Company is currently under examination in the United Kingdom for its 2004 and 2005 tax years. In the event that the Company’s income tax examination in the United Kingdom concludes within the next twelve months, the Company’s total amount of unrecognized tax benefits, excluding related estimated interest and penalties, may change. Depending on the outcome of this examination, a reasonable estimate of the range of this possible change is from an increase of $0.4 million to a decrease of $0.6 million in deferred tax assets. The Company had recorded a full tax valuation allowance on its balance sheet and this item is not expected to have an impact on the statement of operations.

11. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in legal proceedings in the ordinary course of its business. The litigation process is inherently uncertain, and the Company cannot guarantee that the outcome of any proceedings or lawsuits in which the Company may become involved will be favorable to the Company or that the resolution of such proceedings or lawsuits will not have a material adverse effect upon its business, results of operations or financial position. The Company does not currently believe there are any matters pending that will have a material adverse effect on its business, results of operations or financial position.

NNP Communications, LLC versus Arbinet-thexchange, Inc.

On June 10, 2009, the Company was notified that a demand for arbitration had been filed with the American Arbitration Association against the Company by NNP Communications, LLC (“NNP”), a former Member of the Company’s Exchange, seeking damages in the amount of $9.5 million for alleged claims for breach of contract, unjust enrichment, fraud, tortious interference with contract and unfair competition (the “NNP Arbitration”). NNP alleges that the Exchange was not operated in a neutral manner and that the Company wrongfully competed with its Members. NNP also alleges that the Company wrongfully directed telecommunications traffic meant for NNP to companies owned, directly or indirectly, by Arbinet insiders or companies who pay monies to Arbinet insiders in Exchange for telecommunications traffic. The Company filed a response in the NNP Arbitration on July 8, 2009 denying the allegations and asserting a counterclaim for breach of contract and negligent misrepresentation. The Company also filed a demand for arbitration with the American Arbitration Association against an affiliated entity of NNP, Savontel Communications, Inc. (“Savontel”), another former Member of the Exchange, seeking damages in the amount of $0.5 million for breach of contract and recovery of unpaid invoices (the “Savontel Arbitration”). On December 18, 2009, the arbitrator in the Savontel Arbitration entered an interim award granting the full amount of the Company’s

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

claim of $0.5 million plus interest, administrative, and reasonable legal expenses. The final award in the Savontel Arbitration was entered on February 9, 2010. The NNP Arbitration is still pending.

Leases

The Company leases office facilities and certain equipment under operating leases expiring through 2020. As these leases expire, it can be expected that in the ordinary course of business they will be renewed or replaced. In addition, certain lease agreements contain renewal options and rent escalation clauses. The Company does not consider any individual lease material to its operations. From time to time, the company seeks financing for certain equipment purchases, which is recorded as long-term debt in the balance sheet. Aggregate future minimum lease payments are as follows (in thousands):

Year Ending December 31,	Operating Leases(1)	Equipment Financing
2010 (as of March 31, 2010)	$2,278	$62
2011	2,924	83
2012	3,003	83
2013	2,879	45
2014	2,864	—
Thereafter	7,345	—
Total minimum lease payments	21,293	273
Less: amount representing interest	—	(38)
	$21,293	$235

(1)	The operating lease payments include the estimated payments for the New Brunswick, New Jersey office.

Rent expense for the three months ended March 31, 2010 and 2009, was $0.6 million and $0.8 million, respectively. Sub-lease income was $0 and $22,000 for three months ended 2010 and 2009, respectively. Approximately $1.7 million of security deposits as of March 31, 2010 and December 31, 2009, respectively, represent collateral for the landlords under various leases. The Company has $2.6 million and $2.7 million recorded as deferred rent (a portion of which is reported as accrued expenses and other current liabilities) as of March 31, 2010 and December 31, 2009, respectively. These amounts principally represent the difference between straight-line rent expense recorded and the rent payments and lease incentives as of the balance sheet date.

Purchase Obligations

The Company has agreements with one of its equipment vendors and an interconnection provider, which obligate the Company to purchase certain equipment and services for approximately $0.9 million for the last three quarters of 2010. The Company has made purchases from these vendors of $0.3 million in the three months ended March 31, 2010.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Related Person Transactions

In February 2010, the Company engaged CSMG, an affiliate of TMNG Global, in which Robert Pons, a member of the Company’s Board of Directors, serves as the senior vice president, to provide the Company with consulting services. In connection with the services, the Company paid CSMG $25,000 during the three months ended March 31, 2010.

The Company entered into three Non-Qualified Stock Option Agreements dated July 31, 2007, February 7, 2008 and March 24, 2009 with Alex Mashinsky, a member of the Company’s Board of Directors until his resignation on March 1, 2009, in connection with consulting services beyond the scope rendered as a board member. The Company recognized no expense in 2010 and a total of $0.2 million and $0.1 million in stock-based compensation expense pursuant to these agreements during the years ended December 31, 2009 and 2008.

The Company’s former Chief Financial Officer, who served in that capacity through the third quarter 2009, is also a Partner in Tatum LLC (“Tatum”), an executive services and consulting firm. The Company entered into an agreement with Tatum to hire a Controller, in September 2007, on an interim basis. The Company recognized no expense in 2010 and 2009 and a total of $0.3 million in expense pursuant to this agreement during the years ended December 31, 2008.

13. Subsequent Events

Management evaluated subsequent events through the date of filing, for this Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

Effective April 1, 2010, GMAC Commercial Finance LLC (GMAC) and the Company terminated the portion of the factoring agreement that required a minimum level of factoring. GMAC provided credit risk assessment and credit underwriting services to the Company. Certain other provisions of the agreement remain in effect through the June 14, 2010 termination date. A reduced minimum annual commission was agreed upon as part of the early termination. The Company will continue to use SVB and Euler Hermes ACI (Euler) under currently existing agreements to provide the necessary additional coverage that had been provided by GMAC.

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

Our first product offering is a comprehensive global electronic market, or the Exchange, for the trading, routing and settling of voice and data capacity. Buyers and sellers, or Members, of the Exchange, consisting primarily of communications services providers seeking global reach, are indirectly connected to all other Members where they buy and sell voice minutes and data capacity through our centralized, efficient and liquid marketplace. Communications services providers that do not use the Exchange must individually negotiate and buy access to the networks of other communications services providers globally to send voice calls and data capacity outside of their networks. We believe that the Exchange marketplace streamlines this process and thereby provides a cost-effective and efficient alternative to negotiating individual, direct connections. Through the Exchange, we independently assess the quality of this capacity and these routes and include that information in the sell order. The key value proposition of the Exchange is its simple structure for Members to connect traffic with other Members on a cost effective basis.

Our second product offering is our Carrier Services, which is a wholesale trading product based on the traditional model of buying and selling voice termination with standard carrier contracts, rate lock and multiple routing options. We place our Carrier Services trades on the Exchange. In 2009, we designed, developed and launched Carrier Services through our subsidiary, Arbinet Carrier Services, Inc., or ACS. The combination of operating our Carrier Services business on the Exchange provides a unique opportunity in that we may originate or terminate traffic for un-serviced or underserved markets on the Exchange, thereby creating incremental supply and demand of traffic on the Exchange. Our Carrier Services customers not only benefit from this low cost solution for terminating traffic on a managed platform with access to routes posted from the Exchange’s 1,100 plus Members, but also have the option to place a greater emphasis on quality based routing, rather than simply price based routing. This is a part of our ongoing strategy to broaden product and service offerings, and enhance quality and value for our customers.

Our third product offering is Private Exchange, which gives Members access to multiple direct routes via a single interconnection with us. Private Exchange enables retail service providers and carriers to create virtual interconnections and aggregate existing interconnections with corresponding carriers that have direct routes into their markets. The Members negotiate rates and volumes between themselves using an online tool. We provide the services to route, bill and settle between the designated parties. On-line reporting and tools allow each Member to manage its traffic flow. Private Exchange enables two service providers to route traffic between each other by utilizing our network. Provisioning charges and the time and expense of negotiating new contracts between those Members are eliminated. Service providers can aggregate existing and new interconnects and benefit from increased network and port utilization.

Revenue

We generate revenues from the trading of voice and data traffic that Members conduct on the Exchange and traffic from our Carrier Services business that is conducted on the Exchange, which we refer to as trading revenues. Revenues also include the fees and other charges we derive from Members for allowing them to trade on the Exchange, which we refer to as fee revenues. Our trading revenue represents the aggregate dollar value of the calls that are routed through our voice and data Exchange Delivery Points (EDPs) at the price agreed to by the buyer of the capacity or between the customer and us for Carrier Services. Our system automatically records all traffic terminated through our EDPs. For example, if a 10-minute call is originated in France and routed through our facilities to a destination in India for $0.11 per minute, we record $1.10 of trading revenue for the call. Certain Members contract to buy minutes to specific markets at fixed rates. We may generate profit or incur losses associated with this trading activity and other transactions executed on the Exchange.

Costs and Expenses

Our cost of trading revenues consists of the cost of calls and data transmissions that are routed through our EDPs at the price agreed to by the seller of the capacity for Exchange traffic, or between the supplier and us for Carrier Services traffic. For example, in the France to India hypothetical call above, we would record cost of trading revenues equal to $1.10, an amount that we would pay to the seller. For our Carrier Services model, we would expect costs to be less than our revenues to earn a margin on that traffic.

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

Business Development

We continue to seek to increase our trading volume. We aim to achieve this by increasing participation on the Exchange from existing Members, increasing membership on the Exchange, expanding our global presence, developing and marketing complementary services and leveraging our Federal Communication Commission (FCC) license to expand the provision of wholesale Carrier Services. We currently have EDPs in New York, Los Angeles, Miami, London, Frankfurt and Hong Kong. We can initially establish an EDP in a new market without any additional capital by directly connecting the new EDP to one of our existing EDPs through a leased network. For example, our EDP in Frankfurt is connected with our EDP in London. Once we have sufficient business in a new market, we may install a new switch for the EDP in that market for a cost of approximately $1.0 million. We plan to develop, market and expand services that are complementary to our existing offerings, including enhanced trading, credit and clearing services. We may not be successful in doing so due to many factors, including the business environment in which we operate and current adverse global economic conditions. For a further discussion of regulatory, technological and other changes relevant to our business, see “Business — Industry Background” of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC) on March 17, 2010.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Our significant accounting policies are more fully described in “Note 1 — Business and Summary of Significant Accounting Policies” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and often involve difficult, subjective or complex judgments, generally as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates these estimates, including those related to revenue recognition and deferred revenue, stock-based compensation, allowance for doubtful accounts, income taxes, long-lived assets, and goodwill and other intangible assets, on an ongoing basis. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates. There were no material changes during the three months ended March 31, 2010 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

Trading revenues and cost of trading revenues

Trading revenues increased 1.4% to $78.9 million for the three months ended March 31, 2010 from $77.9 million for the three months ended March 31, 2009. The increase in trading revenues was due to an increase in the volume traded by the Members offset by a lower average trade rate for minutes bought and sold on the Exchange.

A total of 2.97 billion minutes were bought and sold on the Exchange for the three months ended March 31, 2010, an increase of 11.7% from the 2.66 billion minutes that were bought and sold on the Exchange for the three months ended March 31, 2009. There were 293.3 million completed calls in the three months ended March 31, 2010, representing a 1.5% increase from the 288.9 million completed calls for the three months ended March 31, 2009. Our concerted effort to increase traffic quality and the average call duration (ACD) of calls on the Exchange began in the second half of 2008 and completed in the fourth quarter 2008. We continue to maintain these monitoring programs developed during that time period. This process contributed to a temporary decline in the number of minutes bought and sold on the Exchange. We believe that our decision in 2008 to streamline some of our routes has positively influenced our call quality in the short term and will improve overall business results in the long term, as evidenced by the increased number of minutes traded and calls completed in the first quarter 2010. In addition, ACD of calls on the Exchange continued to increase to 5.1 minutes per call for the three months ended March 31, 2010 from 4.6 minutes per call for the three months ended December 31, 2009.

Our United Kingdom subsidiary accounted for approximately 46% and 19% of total trading revenues for the three months ended March 31, 2010 and 2009, respectively. Our Hong Kong subsidiary accounted for approximately 8% and 3% of total trading revenues for the three months ended March 31, 2010 and 2009, respectively.

As a result of the increase in trading revenues, cost of trading revenues increased 1.1% to $78.9 million for the three months ended March 31, 2010 from $78.1 million for the three months ended March 31, 2009.

Fee revenues

Fee revenues decreased 6.5% to $8.6 million for the three months ended March 31, 2010 from $9.2 million for the three months ended March 31, 2009. Fee revenues decreased to $0.0029 per minute for the three months ended March 31, 2010 from $0.0035 per minute for the three months ended March 31, 2009. Average fee revenue per minute decreased as a result of changes in the mix of both geographic markets and the trading activity of Members on the Exchange. In addition, we experienced decreased sales of certain premium service offerings and decreases in usage minimums. In the future, we may provide incentives to improve liquidity and expand options in the Exchange. We believe that these incentives, along with the results of our Carrier Services expansion and Members continuing to achieve higher volume levels, may result in a continued decline in average fee revenue per minute.

Our United Kingdom subsidiary accounted for approximately 32% and 24% of total fee revenues for the three months ended March 31, 2010 and 2009, respectively. Our Hong Kong subsidiary accounted for approximately 3% and 4% of total fee revenues for the three months ended March 31, 2010 and 2009, respectively.

Indirect cost of trading and fee revenues

Indirect cost of trading and fee revenues includes charges for interconnection of our various network components and costs to monitor, operate and maintain our network and supporting systems. Indirect costs of trading and fee revenues decreased 20.9% to $3.9 million for the three months ended March 31, 2010 from $4.9 million for the three months ended March 31, 2009. Compensation related expenses decreased by $0.4 million for the three months ended March 31, 2010 mainly due to a bonus expense recorded in the first quarter 2009 and the departure of a division chief in the first quarter 2010. Beginning in 2010, we stopped reporting bonus and rent expense in our network operations cost, reclassifying these corporate-driven expenses to general and administrative. The rent-related expense recorded for the three months ended March 31, 2010 decreased this line item approximately $0.7 million due to the reclassification compared to the three months ended March 31, 2009.

Sales and marketing

Sales and marketing expenses increased 5.7% to $1.9 million for the three months ended March 31, 2010 from $1.8 million for the three months ended March 31, 2009. This increase was mainly due to higher compensation related expenses of $0.3 million, including increased commissions, additional sales personnel and long-term contractor expenses, partially offset by the reclassification of bonus expense to general and administrative expenses. Certain employee expenses, which were classified in sales and marketing expenses in the previous periods, were recorded in general and administrative expenses to reflect redefinition of responsibilities. The increase was offset by a $0.1 million decrease in expenses due to the first quarter 2010 reclassification of rent-related expenses being reported in general and administrative expenses and software and hardware maintenance being reported in indirect cost of trading and fee revenues.

General and administrative

General and administrative expenses increased 52.0% to $3.9 million for the three months ended March 31, 2010 from $2.6 million for the three months ended March 31, 2009. The compensation related expense increased by $0.3 million. Due to a redefinition of responsibilities, starting in 2010, certain employee expenses, which were classified in sales and marketing expenses in the previous periods, were recorded in general and administrative expenses. Additionally, affecting compensation expense was the reclassification in the first quarter 2010 of company-driven bonus expense to general and administrative. Bad debt expense increased by $0.2 million. Rent and utilities expenses increased by $0.6 million due to a reclassification of rent, which was fully recorded in general and administrative expenses in the three months ended March 31, 2010. In addition, we recorded $0.4 million for the final costs to relocate our corporate headquarters from New Jersey to Virginia and for legal expense related to a matter in arbitration. These increases were partially offset by a $0.1 million decrease in software and hardware maintenance, which was recorded in indirect cost of trading and fee revenues starting in 2010.

Depreciation and amortization

Depreciation and amortization decreased 5.3% to $1.7 million for the three months ended March 31, 2010 from $1.8 million for the three months ended March 31, 2009. This decrease was primarily attributable to certain assets becoming fully depreciated.

Severance charges

In the three months ended March 31, 2010, we recorded $0.5 million of severance charges primarily related to separation and transition services agreements entered into with our former general counsel and a division chief who departed from the Company in the first quarter 2010.

Interest and other income (expense)

Interest income decreased 70.0% to $18,000 for the three months ended March 31, 2010 from $60,000 for the three months ended March 31, 2009. This decrease was primarily due to lower average amounts of invested cash, cash equivalents and marketable securities in the three months ended March 31, 2010 compared with the three months ended March 31, 2009, coupled with lower interest rates. Interest expense stayed flat at $0.2 million for the three months ended March 31, 2010 and 2009. Other income, net, which was $0.1 million for the three months ended March 31, 2010 and 2009, principally reflected late fees charged to certain Members.

Foreign currency transaction loss

The foreign currency transaction loss for the three months ended March 31, 2010 increased $1.1 million to a $1.5 million loss from a $0.4 million loss for the three months ended March 31, 2009. The foreign currency transaction loss is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than a subsidiary’s functional currency. The amount of loss is related to the relative change in the foreign currency exchange rates.

Provision for income taxes

We recorded a provision for income taxes of $8,000 for the three months ended March 31, 2010 and $39,000 for the three months ended March 31, 2009. The provision for income taxes in 2010 included an offsetting $0.1 million refund of federal income taxes due to a provision of the Worker, Homeownership and Business Assistance Act of 2009, which enabled us to receive a refund of prior years’ Federal alternative minimum taxes. The offsetting expense in 2010 and the provision for income taxes in 2009 primarily are comprised of the statutory requirements for state taxes.

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $10.7 million and marketable securities of $9.0 million. We are party to a $25.0 million lending facility with Silicon Valley Bank (“SVB”), under which we can borrow against our accounts receivable and general corporate assets, and a Non-Recourse Receivable Purchase Agreement with SVB not to exceed an aggregate of $10 million. During the three months ended March 31, 2010, an incremental $1.3 million was borrowed under the lending facility, bringing the balance to $4.9 million outstanding. Offsetting this increase, net payment activity reduced the Non-Recourse Receivable Purchase Agreement balance by $1.0 million to bring the balance to $1.0 million at March 31, 2010. During the first quarter 2010, we invested approximately $0.8 million in capital expenditures related to enhancements to our trading platform and Carrier Services, including predominantly software development and some network equipment, which we funded primarily from cash on hand and cash generated through operations. We continue to invest cash prudently in operations for further operating expense savings as well as future revenue growth, including but not limited to product development and strategic initiatives.

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

We entered into a Non-Recourse Receivable Purchase Agreement with SVB on November 28, 2005, or the SVB Receivable Agreement, as amended on November 24, 2008, whereby SVB agreed to buy from us, on a revolving basis, all right and title to and interest in the payment of all sums owing or to be owing from certain Members arising out of certain invoices of those Members, not to exceed an aggregate of $10 million in outstanding receivables at any time. We have determined that the SVB Receivable Agreement does not qualify for sale treatment pursuant to authoritative accounting guidance. Specifically, we do not believe the transfer of receivables to SVB meets the first condition for sale treatment, the requirement that the transferred assets are isolated from the transferor. Settlement of the transferred receivables is routinely made by Members by making payments on account rather than paying off specific invoices. In addition, since we net the Members’ buying and selling activity, certain invoices are settled via buying a Member’s activity on the Exchange. Remittances received from Members in payment of receivables are commingled with our assets as such and are not deemed to be put presumptively beyond the reach of the transferor and its creditors. We record the proceeds from the sale of receivables under the SVB Receivable Agreement as a liability until sums received from customers are remitted to SVB. This agreement expires on November 26, 2010, though we currently expect to extend the expiration date, if we are able to do so on acceptable terms.

On November 4, 2008, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time in the open market, or the November 2008 Repurchase Plan. On November 21, 2008, our Board of Directors authorized an amendment to the November 2008 Repurchase Plan. Under the amendment, stock repurchases will also be made from time to time through privately negotiated transactions in compliance with applicable laws and other legal requirements. The timing and number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. In the three months ended

March 31, 2010, we repurchased 9,555 shares of our common stock for $22,000. As of March 31, 2010, since the November 2008 Repurchase Plan’s inception, we have repurchased 1,677,878 shares of our common stock for approximately $3.2 million.

Purchase Obligations

We have agreements with one of our equipment vendors and an interconnection provider, which obligate us to purchase certain equipment and services for approximately $0.9 million, in aggregate, in the remaining months of 2010. We have made purchases from these vendors of approximately $0.3 million in the three months ended March 31, 2010 and 2009, respectively, and expect to fulfill our purchase obligations within the commitment period.

Changes in Cash Flows

The following table sets forth components of our cash flows for the following periods:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Net cash provided by (used in) operating activities – continuing operations	$(1,194)	$811
Net cash used in operating activities for discontinued operations	$—	$(232)
Net cash provided by (used in) investing activities – continuing operations	$(3,397)	$1,946
Net cash provided by (used in) financing activities	$136	$(847)

Cash Provided by (Used in) Operating Activities — Continuing Operations and Discontinued Operations

Cash used in operating activities — continuing operations for the three months ended March 31, 2010 was comprised of a net loss of $4.9 million, partially offset by certain adjustments for non-cash charges including depreciation and amortization and deferred financing cost amortization of $1.7 million, stock-based compensation of $0.5 million, a foreign currency transaction loss of $1.5 million and a net change in operating assets and liabilities of $10,000. The change in operating assets and liabilities principally reflects a $1.5 million decrease in accounts receivable, partially offset by a $1.0 million decrease in accounts payable and a $0.5 million decrease in deferred revenue, accrued expenses and other current liabilities.

Cash provided by operating activities — continuing operations for the three months ended March 31, 2009 of $0.8 million was comprised of a net loss of $2.5 million, more than offset by certain adjustments for non-cash charges including depreciation and amortization of $1.8 million, non-cash compensation of $0.5 million, a foreign currency transaction loss of $0.4 million and a net change in operating assets and liabilities of $0.6 million. The net change in operating assets and liabilities was primarily driven by a decline in trading volume on the Exchange. Cash used in operating activities for discontinued operations was $0.2 million for the three months ended March 31, 2009.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities for the three months ended March 31, 2010 was $3.4 million. Total capital expenditures for the three months ended March 31, 2010 were $0.8 million related primarily to the costs of capitalized software and purchases of telecommunications switching equipment, partially offset by the net of total purchases of marketable securities of $4.1 million and total proceeds from sales and maturities of marketable securities of $1.5 million for the three months ended March 31, 2010.

Cash provided by investing activities for the three months ended March 31, 2009 was $1.9 million. Total capital expenditures for the three months ended March 31, 2009 were $0.9 million related primarily to the purchase of capitalized software and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the three months ended March 31, 2009 were $1.2 million and $4.0 million, respectively.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities for the three months ended March 31, 2010 was $0.1 million, primarily due to a $1.3 million increase in debt from SVB, offset by a $1.1 million payment to SVB under the Non-Recourse Receivable Purchase Agreement and $0.1 million utilized for the purchase of our common shares in accordance with the November 2008 Repurchase Plan.

Cash used in financing activities for the three months ended March 31, 2009 was primarily attributable to the purchase of treasury shares in accordance with the November 2008 Repurchase Plan. We also received an advance from SVB under the Non-Recourse Receivable Purchase Agreement of $0.1 million.

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

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on the Exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on the Exchange. As part of managing the credit risk associated with buyers on the Exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

—	Netting. We net the Members’ buying and selling activity. This enables us to extend credit to Members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for the Members and for us. For the three months ended March 31, 2010, 32% of our trading revenues were offset by selling activity.
—	Credit Risk Assessment and Underwriting. GMAC, SVB, and Euler provide us with credit risk assessment and credit underwriting services. Under the terms of our agreements, GMAC, SVB and Euler assume the credit risk of selected Members so that they may purchase voice calls or capacity on the Exchange. We reached an agreement effective April 1, 2010 with GMAC that terminated the minimum factoring level arrangement. We terminated the GMAC agreement effective June 14, 2010.
—	Self Underwriting. Members can self-finance a credit line with us by prepaying, posting a cash deposit or letter of credit or by placing money in escrow.
—	CreditWatch System. We create and monitor a credit line for each Member on our CreditWatch system. This credit line is the sum of the outside provider credit lines, selling activity, other cash collateral and internal credit. Under our CreditWatch system, we regularly monitor the Member’s net trading balances and send email alerts to any Member who surpasses 50%, 75% and 90% of its available credit limit, and we are able to automatically suspend a Member’s ability to buy if its net balance reaches its total credit line.
—	Frequent Settlement. We have two trading billing periods per month. Payments from buyers are generally due fifteen days after the end of each trading period. This frequent settlement reduces the amount outstanding from buyers. The frequent clearing of trading balances, together with the ability to net buy and sell transactions, allows the Members to trade large dollar volumes while minimizing the outstanding balance that needs to be underwritten by additional sources of credit.

We occasionally issue internal credit lines to the Members based on our review of certain factors including the Member’s financial statements and payment history with us. These internal credit lines may be in excess of the credit lines issued by our third party underwriters and may exceed other means of cash collateral. We evaluate the credit risk, on a case-by-case basis, of each Member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. We have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. In the first quarter 2010, approximately 83% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which our third party underwriters covered 36%. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through the Exchange. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues which could materially affect our results of operations.

On June 23, 2009, we issued a standby letter of credit through SVB with an approximate limit of $0.1 million on behalf of one of the Members to guarantee payment obligations for a certain promotional and interim termination rate agreement. The letter of credit expired on March 31, 2010. No cash collateral was required.

Pursuant to the terms of our agreements with each of GMAC, SVB and Euler, we are required to pay aggregate minimum annual fees and commissions of $0.5 million. Our agreement to provide credit risk assessment and credit underwriting services with GMAC and Euler expire on June 14, 2010 and May 31, 2010, respectively. The minimum factoring level in the GMAC arrangement was terminated effective April 1, 2010 with a reduction to the remaining minimum annual commission. We are evaluating a proposal from Euler for renewal that would become effective June 1, 2010 as well as proposals from other potential providers of similar services. Our agreement with SVB expires on November 26, 2010, and we currently expect to extend the expiration date, if we are able to do so on acceptable terms. The liability recorded under the SVB Receivable Agreement was $1.0 million and $2.0 million at March 31, 2010 and December 31, 2009, respectively.

Summary Disclosure About Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2010 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Due to Silicon Valley Bank	$960	$960	$—	$—	$—
Credit facility	4,900	4,900	—	—	—
Equipment financing	235	52	183
Operating leases	21,292	2,278	5,927	5,742	7,345
Purchase obligations	918	918	—	—	—
Total contractual obligations	$28,305	$9,108	$6,110	$5,742	$7,345

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements for a full description of recently issued accounting pronouncements including date of adoption and effects on results of operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding anticipated future revenues, growth, capital expenditures, management’s future expansion plans, expected product and service developments or enhancements, and future operating results. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as: “believes,” “expects,” “intends,” “may,” “will,” “should,” “confident,” “work to,” “seeks,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Various important risks and uncertainties may cause our actual results to differ materially from the results indicated by these forward-looking statements, including, without limitation: Members (in particular, significant trading Members) not trading on the Exchange or not utilizing our new and additional services; continued volatility in the volume and mix of trading activity; our uncertain and long Member enrollment cycle; failure to manage our credit risk; failure to manage and adequately estimate costs of our Carrier Services business; pricing pressure; investment in our management team and investments in our personnel; disruption or uncertainty resulting from recent changes in senior management; regulatory uncertainty; system failures, human error and security breaches that could cause us to lose Members and expose us to liability; our ability to obtain and enforce patent protection for our methods and technologies; losses in efficiency due to cost cutting and restructuring initiatives; decreased trading volumes due to our efforts to increase call quality on the Exchange; failure to extend the term of our credit facility with SVB; and economic conditions and volatility of financial markets, decreased availability of credit to us or buyers on the Exchange, and the impact they may have on us and the Members. For a further discussion of the risks and uncertainties we face, please refer to Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2009, filed with the SEC on March 17, 2010. We assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, and such statements are current only as of the date they are made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposure

The financial position and results of operations of our United Kingdom subsidiary are measured using British Pounds Sterling (GBP) as the functional currency. The financial position and results of operations of our United Kingdom subsidiary are reported in United States dollars (USD) and included in our consolidated financial statements. Our exposure to foreign currency fluctuation is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. There were no trading revenues denominated in GBP. The foreign currency transaction gain (loss) is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivable and payables denominated in a currency other than a subsidiary’s functional currency. During the first quarter 2010, the USD strengthened as compared to GBP. Correspondingly, and relative to the degree of change in the USD/GBP exchange rate, the United Kingdom subsidiary would need to convert more GBP into the same amount of USD at the end of the year than at the beginning of the year to pay-off the intercompany balance, thereby incurring a transaction loss for the year. This loss was unrealized as no cash was exchanged for actual settlement of the intercompany balances.

Interest Rate Exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are recorded as available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at March 31, 2010. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities, and at March 31, 2010, our portfolio maturity was relatively short in duration. Assuming an average investment level in short-term interest bearing securities of $10.7 million, which is the balance of cash and cash equivalents at March 31, 2010, a one-percentage point decrease in the applicable interest rate would result in a $0.1 million decrease in interest income annually.

Under the terms of our credit agreement with SVB, our borrowings bear interest at the prime rate, subject to a minimum of 4.0%. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10,000 assuming $1.0 million of borrowings. At March 31, 2010, we had $4.9 million of outstanding borrowings under this agreement.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in legal proceedings in the ordinary course of its business. The litigation process is inherently uncertain, and the Company cannot guarantee that the outcome of any proceedings or lawsuits in which the Company may become involved will be favorable to the Company or that the resolution of such proceedings or lawsuits will not have material adverse effect upon the business, results of operations or financial position. The Company does not currently believe there are any matters pending that will have a material adverse effect on its business, results of operations or financial position.

NNP Communications, LLC versus Arbinet-thexchange, Inc.

On June 10, 2009, the Company was notified that a demand for arbitration had been filed with the American Arbitration Association against the Company by NNP Communications, LLC (“NNP”), a former Member of the Company’s Exchange, seeking damages in the amount of $9.5 million for alleged claims for breach of contract, unjust enrichment, fraud, tortious interference with contract and unfair competition (the “NNP Arbitration”). NNP alleges that the Exchange was not operated in a neutral manner and that the Company wrongfully competed with its Members. NNP also alleges that the Company wrongfully directed telecommunications traffic meant for NNP to companies owned, directly or indirectly, by Arbinet insiders or companies who pay monies to Arbinet insiders in exchange for telecommunications traffic. The Company filed a response in the NNP Arbitration on July 8, 2009, denying the allegations and asserting a counterclaim for breach of contract and negligent misrepresentation. The Company also filed a demand for arbitration with the American Arbitration Association against an affiliated entity of NNP, Savontel Communications, Inc. (“Savontel”), another former Member of the Exchange, seeking damages in the amount of $0.5 million for breach of contract and recovery of unpaid invoices (the “Savontel Arbitration”). On December 18, 2009, the arbitrator in the Savontel Arbitration entered an interim award granting the full amount of the Company’s claim of $0.5 million plus interest, administrative, and reasonable legal expenses. The final award in the Savontel Arbitration was entered on February 9, 2010. The NNP Arbitration is still pending.

Item 1A. Risk Factors.

There have been no material changes in the risk factors described in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 17, 2010 (“Annual Report on Form 10-K”).

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

After deducting expenses of the offering, we received net offering proceeds of approximately $66.6 million. We used approximately $15.2 million of our net proceeds to redeem the outstanding shares of our Series B and Series B-1 preferred stock and approximately $10.0 million to repay principal and interest outstanding under our credit facility with SVB. Approximately $40.0 million of the net proceeds of the offering was initially invested in investment-grade marketable securities within the guidelines defined in our investment policy. As of March 31, 2010, $9.0 million of the net proceeds of the offering remained invested in investment-grade marketable securities. These securities are sold, as needed, to fund capital expenditures and the Company’s recent net losses.

Issuer Purchases of Equity Securities

The following table provides information as of and for the quarter ended March 31, 2010 regarding shares of our common stock that were repurchased (i) under the November 2008 Repurchase Plan and (ii) in connection with tax withholding obligations upon vesting of shares of restricted stock under our 2004 Stock Incentive Plan, as amended, or the 2004 Plan.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Approximate Cost of Shares Purchased	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans ($)
November 2008 Repurchase Plan(2)
Balance at beginning of period	1,668,323	$1.91	$3,183,000	$1,817,000
January 1 to January 31, 2010	7,553	$2.38	18,000	1,799,000
February 1 to February 28, 2010	1,547	$1.94	3,000	1,796,000
March 1 to March 31, 2010	455	$2.20	1,000	1,795,000
Balance at end of period	1,677,878	$1.91	$3,205,000	$1,795,000
2004 Plan(3)
January 1 to January 31, 2010	—	$—	$—	N/A
February 1 to February 28, 2010	30,246	$2.17	66,000	N/A
March 1 to March 31, 2010	26,756	$2.06	55,000	N/A
Total	57,002	$2.12	$121,000	N/A

(1)	As part of publicly announced plans or programs.
(2)	Announced on November 6, 2008, the November 2008 Repurchase Plan authorized the repurchase of up to $5.0 million of our common stock. Stock repurchases may be made from time to time through the open market and privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The November 2008 Repurchase Plan may be suspended or terminated at any time without prior notice, and has no expiration date.
(3)	Pursuant to the 2004 Plan, we withheld shares of common stock in connection with tax withholding obligations upon vesting of shares of restricted stock. The 2004 Plan was originally filed with the Securities and Exchange Commission on November 29, 2004 and became effective on December 14, 2004. The 2004 Plan was amended on April 15, 2005, February 22, 2006 and October 1, 2006, and expires on December 14, 2014.

Item 5. Other Information.

On January 21, 2010, we provided written notice to GMAC in order to terminate the Amended and Restated GMAC Commercial Finance LLC Factoring Agreement, or the Factoring Agreement, effective as of June 14, 2010. GMAC provides us with credit risk assessment and credit underwriting services pursuant to the Factoring Agreement, as described in greater detail under the subheading “Credit Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this Form 10-Q. There has been no lapse in coverage, and we expect to continue to contract with SVB, Euler or other parties under currently existing, extended or new agreements to obtain the necessary additional coverage for credit risk assessment and credit underwriting services that had been provided by GMAC under the Factoring Agreement.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1	Separation and Transition Services Agreement by and between W. Terrell Wingfield, Jr. and Arbinet Corporation, dated as of January 12, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2010).
10.2	Employment Agreement by and between Christie Hill and Arbinet Corporation, dated as of January 12, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2010).
10.3	Second Amendment, dated as of February 22, 2010, to the Employment Agreement by and between Shawn F. O’Donnell and Arbinet Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2010).
10.4	Amendment, dated as of August 5, 2009, to the Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2010).
31.1*	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32**	Certifications pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBINET CORPORATION
Dated: May 12, 2010	/s/ Shawn F. O’Donnell Shawn F. O’Donnell President and Chief Executive Officer (Principal Executive Officer)
Dated: May 12, 2010	/s/ Gary G. Brandt Gary G. Brandt Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)