Form 10-Q
period 2010-06-30
ARBINET Corp
filed 2010-08-11
CIK 1136655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s class of common stock, as of July 31, 2010:

Class	Number of Shares
Common Stock, par value $0.001 per share	5,483,306

ARBINET CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARBINET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,019	$15,492
Marketable securities	7,445	6,407
Trade accounts receivable (net of allowances of $3,018 and $3,366)	19,021	24,513
Prepaids and other current assets	932	1,284
Total current assets	41,417	47,696
Property and equipment, net	16,745	17,821
Security deposits	1,665	1,676
Intangible assets, net	123	149
Other assets	347	395
Total Assets	$60,297	$67,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,053	$11,676
Deferred revenue	966	1,434
Accrued expenses and other current liabilities	6,885	6,172
Due to Silicon Valley Bank	—	2,014
Current portion of long-term debt	4,963	3,600
Current liabilities for discontinued operations	100	100
Total current liabilities	24,967	24,996
Deferred rent	2,257	2,343
Long-term debt and other liabilities	234	66
Total Liabilities	27,458	27,405
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, $0.001 par value, 15,000,000 shares authorized, 6,676,758 and 6,637,963 shares issued, respectively	7	7
Additional paid-in capital	176,774	175,926
Treasury stock, 1,196,327 and 1,178,683 shares, respectively	(17,264)	(17,122)
Accumulated other comprehensive income	2,782	2,056
Accumulated deficit	(129,460)	(120,535)
Total Stockholders’ Equity	32,839	40,332
Total Liabilities and Stockholders’ Equity	$60,297	$67,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBINET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Trading revenues	$73,408	$77,304	$152,333	$155,157
Fee revenues	7,772	8,674	16,417	17,921
Total revenues	81,180	85,978	168,750	173,078
Cost of trading revenues	73,418	77,272	152,351	155,360
Indirect cost of trading and fee revenues	3,534	4,598	7,401	9,488
Total cost of trading and fee revenues	76,952	81,870	159,752	164,848
Gross profit	4,228	4,108	8,998	8,230
Other operating expenses:
Sales and marketing	1,952	1,848	3,873	3,665
General and administrative	3,957	2,438	7,906	5,036
Depreciation and amortization	1,675	1,821	3,372	3,612
Severance charges	686	—	1,232	—
Total other operating expenses	8,270	6,107	16,383	12,313
Loss from operations	(4,042)	(1,999)	(7,385)	(4,083)
Interest income	26	27	44	87
Interest expense	(160)	(172)	(345)	(323)
Foreign currency transaction gain (loss)	193	3,149	(1,298)	2,766
Other income, net	63	61	132	171
Income (loss) before income taxes	(3,920)	1,066	(8,852)	(1,382)
Provision for income taxes	65	99	73	138
Net income (loss)	$(3,985)	$967	$(8,925)	$(1,520)
Basic net income (loss) per common share	$(0.73)	$0.18	$(1.63)	$(0.28)
Diluted net income (loss) per common share	$(0.73)	$0.17	$(1.63)	$(0.28)
Weighted average shares used in computing basic net income (loss) per share	5,482	5,524	5,474	5,460
Weighted average shares used in computing diluted net income (loss) per share	5,482	5,555	5,474	5,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBINET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,925)	$(1,520)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities – continuing operations:
Stock-based compensation expense	871	985
Depreciation and amortization	3,372	3,612
Unrealized foreign currency transaction (gain) loss	1,298	(2,766)
Deferred financing cost amortization	48	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	5,434	4,183
Other current assets, security deposits and other assets	195	664
Accounts payable	412	(2,420)
Deferred revenue, accrued expenses and other current liabilities	136	(2,067)
Deferred rent and other long-term liabilities	(51)	104
Net cash provided by operating activities – continuing operations	2,790	775
Net cash used in operating activities – discontinued operations	—	(373)
Cash flows from investing activities:
Purchases of property and equipment	(2,255)	(1,757)
Purchases of marketable securities	(4,135)	(3,536)
Proceeds from sales and maturities of marketable securities	3,075	7,250
Net cash provided by (used in) investing activities	(3,315)	1,957
Cash flows from financing activities:
Payments to Silicon Valley Bank, net	(2,014)	(71)
Borrowing from Silicon Valley Bank credit facility	1,300	—
Payment of capital lease	(16)	—
Issuance of common stock, net of costs	9	24
Purchase of treasury shares	(142)	(1,163)
Net cash used in financing activities	(863)	(1,210)
Effect of foreign exchange rate changes on cash	(85)	392
Net change in cash and cash equivalents	(1,473)	1,541
Cash and cash equivalents, beginning of year	15,492	16,224
Cash and cash equivalents, end of year	$14,019	$17,765
Supplemental disclosure of cash flow information:
Cash paid for interest	$345	$323
Cash (received) paid for income taxes, net	$(311)	$130
Non-cash investing and financing activities:
Capital lease addition	$235	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBINET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(3,985)	$967	$(8,925)	$(1,520)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	(9)	6	(21)	(2)
Foreign currency translation adjustment	(266)	(2,043)	747	(1,802)
Other comprehensive income (loss)	(275)	(2,037)	726	(1,804)
Comprehensive loss	$(4,260)	$(1,070)	$(8,199)	$(3,324)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements of Arbinet Corporation (“Arbinet” or the “Company”) have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 17, 2010. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all adjustments (consisting of normal, recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Annual Report on Form 10-K.

On June 11, 2010, the Company effected a 1-for-4 reverse split of its common stock. In addition, the Company decreased the number of authorized shares of its common stock from 60,000,000 to 15,000,000 shares. All share information related to periods prior to June 11, 2010 in the accompanying financial statements have been restated retroactively to reflect the reverse stock split. The common stock and additional paid-in capital accounts at December 31, 2009 were adjusted retroactively to reflect the reverse stock split.

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

Fair Value Measurements — Fair value is defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standard also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market
•	Level 2 — inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability
•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Carrying Value
Cash equivalents(1)	$4,492	—	—	$4,492
Marketable securities(2)	$7,445	—	—	$7,445
SVB credit facility(3)	$—	4,900	—	$4,900

(1)	Cash equivalents consist of money market funds and securities with original maturities of less than three months from the date of purchase by the Company.
(2)	Marketable securities primarily consist of commercial paper, corporate bonds, certificates of deposit, and U.S. government securities.
(3)	The SVB credit facility bears interest at a floating rate at the prime rate, subject to a minimum of 4.0%.

The fair value of the marketable securities is based upon the market values quoted by the financial institutions as of June 30, 2010.

The Company’s other financial instruments at June 30, 2010 consist of accounts receivable, accounts payable and debt. For the six months ended June 30, 2010, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximate fair value, based upon the short-term nature of these accounts. The carrying value of the Company’s loan agreements approximate fair value as each of the loans bears interest at a floating rate.

The Codification permits, but does not require, the Company to measure financial instruments and certain other items at fair value. The Company did not elect to measure any financial instruments at fair value under the provisions of the standard.

Foreign currency transaction gain (loss) — The Company records the impact of foreign currency exchange rate changes on intercompany debt balances intended for future settlement, and on receivables and payables denominated in a currency other than a subsidiary’s functional currency in the statement of operations. The Company records the impact of foreign currency exchange rate changes on intercompany debt balances, which are of a long-term-investment nature (that is, settlement is not planned or anticipated in the foreseeable future), in the same manner as translation adjustments — in other comprehensive loss on the balance sheet. The change in the foreign currency transaction gain (loss) on the statement of operations when comparing the second quarter 2010 to the prior quarter is due to a second quarter 2010 recategorization of an intercompany balance between the United States and United Kingdom operating subsidiaries from a balance intended for future settlement to one that is of a long-term-investment nature.

Effects of Recently Issued Accounting Pronouncements

In May 2009, the FASB issued guidance on the Company’s assessment of subsequent events. The guidance established principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements were issued. It required an entity to recognize, in the financial statements, subsequent events that provided additional information regarding conditions that existed at the balance sheet date. In February 2010, the FASB issued new guidance that removed the requirements in the May 2009 guidance to disclose the date through which subsequent events were evaluated. The new guidance was effective upon issuance. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Restructuring and Exit Costs

In August 2007, the Company decommissioned certain fixed assets at 611 West 6th Street in Los Angeles and recognized a charge of $0.3 million representing the present value of the future lease obligations remaining on the West 6th Street site.

In December 2009, the Company exited its former headquarters facility in New Brunswick, New Jersey and moved the office to an existing facility in Herndon, Virginia. Accordingly, the Company recognized a charge of $0.6 million representing the present value of the future lease obligations less estimated recoverable amounts remaining for the site through the lease term ending in April 2013. In July 2010, the Company sublet part of the New Jersey facility to a third party, and the estimated recoverable amount was increased by $0.1 million. The lease and sublease term ends in April 2013.

The table below shows the amount of the charges and the cash payments related to the Company’s restructuring liabilities for the six months ended June 30, 2010 and 2009, respectively (in thousands):

	2010	2009
Future lease obligation at January 1,	$629	$182
Cash payments	(186)	(98)
Accretion of rent liability	41	—
Adjustment to estimate of recoverable amount	(56)	—
Balance at June 30,	$428	$84

As of June 30, 2010, the current portion of the balance is recorded in accrued expenses and other current liabilities with the remainder in deferred rent.

4. Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated based on the weighted average number of outstanding common shares adjusted for the potentially dilutive effects of restricted stock, restricted stock units, stock options and warrants. During a loss period, the effect of the potential exercise of restricted stock, restricted stock units, stock options and warrants are not considered in the diluted income (loss) per share calculation since the effect would be antidilutive. A reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding is below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding – basic	5,481,968	5,524,422	5,473,583	5,460,288
Dilutive effect of unvested restricted stock, restricted stock units, stock options and warrants	—	30,773	—	—
Weighted average common shares outstanding – diluted	5,481,968	5,555,195	5,473,583	5,460,288

Outstanding stock options and stock appreciation rights (SAR) of 755,656 and 893,365 for the six months ended June 30, 2010 and 2009, respectively, have been excluded from the calculation of diluted income (loss) per common share due to their antidilutive effects. For the six months ended June 30, 2010 and 2009, 359 warrants have been excluded from the calculation of diluted income (loss) per common share due to their antidilutive effects. Unvested restricted stock, restricted stock units and performance shares of 58,502 and 62,489 have been excluded from the calculation of diluted income (loss) per common share for the six months ended June 30, 2010 and 2009, respectively, due to their antidilutive effects.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Marketable Securities

The Company’s available-for-sale securities are valued using quoted market prices. All of the Company’s marketable securities at June 30, 2010 have a maturity of one year or less. Cash equivalents are those securities that have an original maturity of three months or less from the date of purchase by the Company. Gross realized gains and losses from the sale of securities were not material for the three months ended June 30, 2010 and 2009. As of June 30, 2010 and 2009, the Company’s net unrealized gains in its marketable securities were not material. The following is a summary of the Company’s marketable securities at June 30, 2010 and December 31, 2009 by type (in thousands):

	As of
	June 30, 2010	December 31, 2009
Commercial paper	$1,125	$1,998
U.S. government and federal agency obligations	4,818	2,557
Certificates of deposit	1,150	1,502
Corporate bonds	352	350
Money market funds	4,492	5,526
	11,937	11,933
Less: amounts classified as cash equivalents	(4,492)	(5,526)
Total marketable securities	$7,445	$6,407

6. Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2010				December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
Patent	$1,100	$378	$722	$—	$1,100	$378	$722	$—
Existing customer relationship	1,323	620	580	123	1,432	703	580	149
Total intangibles	$2,423	$998	$1,302	$123	$2,532	$1,081	$1,302	$149

Amortization expense for intangibles totaled approximately $7,000 and $8,000 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense for intangibles totaled approximately $15,000 for the six months ended June 30, 2010 and 2009. The aggregate amortization expense for intangible assets is estimated to be (in thousands):

Year Ending December 31,	Amortization Expense
2010 remainder	$14
2011	29
2012	29
2013	29
2014	22
$123

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Indebtedness

In November 2008, the Company entered into a Seventh Amendment to an Accounts Receivable Financing Agreement (“Loan Agreement”) with SVB, which further amends the financing arrangement dated February 3, 2003. Under the Loan Agreement, the Company may borrow up to $25.0 million from time to time under a secured revolving facility for a two-year period. Borrowings under the Loan Agreement are on a formula basis, based on eligible accounts receivable. There are no financial covenants under the Loan Agreement. Interest on gross borrowings under the Loan Agreement is based on the bank’s prime rate, subject to a minimum rate of 4.0%. The Loan Agreement is collateralized by substantially all of the Company’s assets. The Loan Agreement has a minimum annual finance charge of $144,000. As of June 30, 2010 and December 31, 2009, $4.9 million and $3.6 million, respectively, were outstanding under the Loan Agreement. The Loan Agreement expires on November 26, 2010.

The Company entered into a Non-Recourse Receivable Purchase Agreement with SVB on November 28, 2005, as amended on November 24, 2008 (“SVB Receivable Agreement”), whereby SVB agreed to buy from the Company, on a revolving basis, all right and title to and interest in the payment of all sums owing or to be owing from certain trading customers and suppliers (“Members”) of the Company’s global electronic market (the “Exchange”) arising out of certain invoices of such Members, not to exceed an aggregate of $10 million in outstanding receivables at any time. The Company has determined that the SVB Receivable Agreement does not qualify for sale treatment pursuant to the authoritative accounting guidance. Specifically, the Company does not believe the transfer of receivables to SVB meets the first condition for sale treatment, the requirement that the transferred assets are isolated from the transferor. Settlement of the transferred receivables is routinely made by Members making payments on account rather than paying off specific invoices. In addition, since the Company nets the Members’ buying and selling activity, certain invoices are settled by buying a Member’s activity on the Exchange. Remittances received from a Member in payment of receivables are commingled with the Company’s assets and are not deemed to be put presumptively beyond the reach of the transferor and its creditors. The Company records the proceeds from the sale of receivables under the SVB Receivable Agreement as a liability until payments received from customers are remitted to SVB. This agreement expires on November 26, 2010, and the Company currently expects to extend the expiration date, if it is able to do so on acceptable terms. The liability recorded under the SVB Receivable Agreement was $0 and $2.0 million at June 30, 2010 and December 31, 2009, respectively.

8. Stockholders’ Equity

The table below summarizes issuances of the Company’s shares of common stock during the six months ended June 30, 2010. Treasury shares, which include 2,502 shares repurchased in the open market under the Company’s repurchase plan and equivalent 14,070 shares of tax withholding due to exercise of options and awards in the six months ended June 30, 2010, are included in these balances:

Shares
Balance as of December 31, 2009	6,637,963
Cancellation of stock and restricted stock	(5,417)
Grants of restricted stock	10,625
Vesting of restricted stock units	30,060
Exercise of options and stock appreciation rights	2,330
Performance share	1,197
Balance as of June 30, 2010	6,676,758

On November 4, 2008, the Board of Directors of the Company authorized the repurchase of up to $5.0 million of the Company’s common stock (the “November 2008 Repurchase Plan”). On November 21, 2008, the Board of Directors of the Company authorized an amendment to the November 2008 Repurchase Plan. Under the amendment, stock repurchases will also be made from time to time through privately negotiated transactions in compliance with applicable laws and other legal requirements. The timing and actual

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. For the six months ended June 30, 2010 and 2009, the Company repurchased 2,502 and 156,039 shares of common stock for $23,000 and $1.1 million, respectively.

Except as specifically amended, the November 2008 Repurchase Plan remains in full force and effect in accordance with its terms, may be suspended or terminated by the Board of Directors at any time without prior notice, and has no expiration date.

9. Stock Based Compensation

The Company follows guidance which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The guidance generally requires that such transactions be accounted for using a fair-value based method and stock-based compensation expense be recorded, based on the grant date fair value, estimated in accordance with the guidance, for all new and unvested stock awards that are ultimately expected to vest as the requisite service is rendered. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The weighted average fair value at date of grant for options granted during the three months ended June 30, 2010 and 2009 was $3.12 and $2.68 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average:

	For the Three Months Ended June 30,
	2010	2009
Expected option lives	3 Years	3 Years
Risk-free interest rates	3.82%	3.52%
Expected volatility	55.5%	57.7%
Dividend yield	0.0%	0.0%

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total stock-based compensation expense recognized by the Company for the three months and six months ended June 30, 2010 and 2009 is reflected below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010		2009	2010		2009
Stock-based compensation expense by caption:
Indirect costs of trading and fee revenues	$50		$55	$223		$198
Sales and marketing	37	(1)	87	92	(1)	188
General and administrative	240	(1)	322	556	(1)	599
	$327		$464	$871		$985

(1)	Due to a redefinition of responsibilties starting from the first quarter 2010, a few employees’ expenses, which were in sales and marketing in previous periods, were recorded in general and administrative for 2010.

Most of the Company’s stock options vest ratably during the vesting period. The Company recognizes compensation expense for options using the straight-line basis, reduced by estimated forfeitures. As of June 30, 2010, the Company had 0.4 million unvested awards outstanding of which $1.3 million of compensation expense will be recognized over the weighted average remaining vesting period of 1.4 years.

Stock Options

The Company established a 2004 Stock Incentive Plan, as amended (the “2004 Plan”), which provides stock-based incentive compensation grants to officers, employees, directors, and consultants of the Company. As of June 30, 2010, 474,941 shares were available for grant under the 2004 Plan. Options granted under the 2004 Plan generally have a four-year vesting period and expire ten years after grant. As of June 30, 2010 and 2009, 359 shares were reserved for issuance under the exercise of warrants to purchase common stock. These warrants are exercisable at $19.96 per share and will expire in 2012. Options outstanding as of June 30, 2010 and December 31, 2009 include option grants under the 2004 Plan as well as the Amended and Restated 1997 Stock Incentive Plan and the First Amended and Restated Non-employee Directors’ and Advisors’ Stock Option Plan.

As of June 30, 2010, there were 0.8 million options outstanding with 7.81 weighted average years remaining on the contractual life, of which 0.4 million shares are exercisable with a weighted average remaining life of 6.73 years. The intrinsic value of the outstanding shares and shares that are exercisable at June 30, 2010 is $0.2 million, and $0.1 million, respectively, based on the closing stock price of $7.96 on June 30, 2010. The intrinsic value of options exercised during the three months ended June 30, 2010 was approximately $7,000. The number of unvested options expected to vest is 0.3 million, with a weighted average remaining life of 9.07 years, a weighted average exercise price of $9.76, and with an intrinsic value of $0.1 million.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock options activity during the three months ended June 30, 2010 and 2009 is as follows:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding – Beginning of quarter	957,200	$18.49	903,487	$21.79
Granted	64,375	$8.20	52,250	$6.89
Exercised	(5,999)	$6.47	—	$—
Forfeitures/Expirations	(259,920)	$18.45	(62,372)	$27.46
Outstanding – End of quarter	755,656	$17.72	893,365	$20.52
Eligible for exercise – End of quarter	403,921	$24.58	377,555	$30.64

Restricted Stock Awards

Restricted stock awards granted under the 2004 Plan generally have a three-year vesting period. Most of the Company’s restricted stock awards are subject to graded vesting in which portions of the restricted stock award vest at different times during the vesting period. The Company recognizes compensation expense for restricted stock awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total unvested restricted stock awards expected to vest was approximately $0.5 million at June 30, 2010 with a remaining weighted average period of approximately 1.43 years over which such expense is expected to be recognized. The fair value of shares that vested during the three months ended June 30, 2010 was approximately $39,000.

A summary of the Company’s restricted stock activity during the three months ended June 30, 2010 and 2009 is as follows:

	2010		2009
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested – Beginning of quarter	22,892	$14.49	62,473	$18.70
Granted	54,000	$8.20	7,000	$6.88
Vested during period	(3,566)	$10.93	(3,166)	$15.51
Forfeited	(14,824)	$9.54	(3,818)	$18.08
Unvested – End of quarter	58,502	$10.16	62,489	$17.58

On June 30, 2010, two division chiefs of the Company departed from the Company. In connection with one of the chiefs’ departures, the Company entered into a separation and release agreement, which provided for a grant of 4,000 shares of common stock under the 2004 Plan. The common stock was distributed on July 7, 2010 after the expiration of the revocation period. This common stock grant resulted in an additional stock-based compensation expense of $32,000 in the three months ended June 30, 2010.

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

In 2008, the Company granted Awards to certain executive officers of the Company. In the first quarter 2009, the Compensation Committee determined that the Company achieved the threshold on one of the 2008

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

corporate performance metrics, which resulted in the issuance of 3,590 shares of restricted stock under the 2008 Awards. In 2009 and 2010, the Company granted Awards to certain executives of the Company. In the first quarter 2010, the Compensation Committee determined that the Company did not achieve the threshold on any of the three 2009 corporate performance metrics, and therefore, no restricted stock were issued under the 2009 Awards. The determination of whether any of the 2010 Awards will be earned is expected to occur in the first quarter 2011.

In accordance with authoritative accounting guidance, accruals of compensation expense for an award with performance conditions is based on the probable outcome of the performance conditions. During the three months and six months ended June 30, 2010, the Company recorded compensation expense of $12,000 and $24,000, respectively, relating to the potential performance shares issuable under the 2010 Awards. During the three months and six months ended June 30, 2009, the Company recorded compensation expense of $8,000 and $15,000, respectively, relating to the potential performance shares issuable under the 2009 Awards. Due to the determination that no restricted stock would be issued under the 2009 Awards, the $30,000 expense related to 2009 Awards recorded in 2009 was reversed in the first quarter 2010.

10. Income Taxes

The Company recorded an income tax provision of $0.1 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively. The income tax provision in 2010 is based upon the impact of state capital and minimum taxes, which was partially offset by a federal benefit related to the refund of alternative minimum taxes paid in prior years. The income tax provision in 2009 was based upon the Company’s estimated effective annual domestic federal tax rate of approximately 0.2% as well as the impact of state capital and minimum taxes. The difference between the federal statutory tax rate and the estimated effective tax rate in both years is primarily related to the impact of state taxes and foreign losses for which the Company is unable to recognize a tax benefit.

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The Company is currently under examination of its 2008 United States federal consolidated income taxes by the Internal Revenue Service. The United States federal statute of limitations remains open for the years 2006 onward. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions. The Company is no longer subject to federal, state or foreign income tax assessments for years prior to 2004.

Foreign income tax returns are generally subject to examination for a period of three to nine years after filing of the respective return. In the second quarter 2010, the Company’s income tax examination in the United Kingdom for the years 2004 through 2007 was concluded. The examination resulted in the reduction of certain unrecognized tax benefits related to the Company’s United Kingdom net operating losses for the years under audit. The Company had recorded a full tax valuation allowance on its balance sheet related to these losses and this item did not have an impact on the statement of operations.

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

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Year Ending December 31,	Operating Leases(1)	Equipment Financing
2010 (as of June 30, 2010)	$1,519	$42
2011	2,924	83
2012	3,003	83
2013	2,879	44
2014	2,864	—
Thereafter	7,345	—
Total minimum lease payments	20,534	252
Less: amount representing interest	—	(38)
	$20,534	$214

(1)	The operating lease payments include the estimated payments for the New Brunswick, New Jersey office.

Rent expense was $0.6 million and $0.7 million for the three months ended June 30, 2010 and 2009, respectively, and was $1.2 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively. Sub-lease income was $0 and $15,000 for the three months ended June 30, 2010 and 2009, respectively, and was $0 and $37,000 for the six months ended June 30, 2010 and 2009, respectively. Approximately $1.7 million of security deposits as of June 30, 2010 and December 31, 2009, respectively, represent collateral for the landlords under various leases. The Company has $2.5 million and $2.7 million recorded as deferred rent (a portion of which is reported as accrued expenses and other current liabilities) as of June 30, 2010 and December 31, 2009, respectively. These amounts principally represent the difference between straight-line rent expense recorded and the rent payments and lease incentives as of the balance sheet date.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchase Obligations

The Company has agreements with its equipment vendors and an interconnection provider, which obligate the Company to purchase certain equipment and services for approximately $1.1 million, $0.2 million, and $0.1 million for the second half of 2010, and the years 2011 and 2012, respectively. The Company made purchases from these vendors of $0.2 million in the six months ended June 30, 2010.

12. Related Person Transactions

In February 2010, the Company engaged CSMG, an affiliate of TMNG Global, in which Robert Pons, a member of the Company’s Board of Directors, serves as the senior vice president, to provide the Company with consulting services. In connection with the services, the Company paid CSMG $25,000 during the six months ended June 30, 2010.

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

The Company’s former Chief Financial Officer, who served in that capacity through the third quarter 2009, is also a Partner in Tatum LLC (“Tatum”), an executive services and consulting firm. The Company entered into an agreement with Tatum to hire a Controller, in September 2007, on an interim basis. The Company recognized no expense in 2010 and 2009 and a total of $0.3 million in expense pursuant to this agreement during the year ended December 31, 2008.

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

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and often involve difficult, subjective or complex judgments, generally as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates these estimates, including those related to revenue recognition and deferred revenue, stock-based compensation, allowance for doubtful accounts, income taxes, long-lived assets, and goodwill and other intangible assets, on an ongoing basis. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates. There were no material changes during the six months ended June 30, 2010 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

On June 11, 2010, we effected a 1-for-4 reverse split of our common stock. In addition, we decreased the number of authorized shares of our common stock from 60,000,000 to 15,000,000 shares. All share information related to periods prior to June 11, 2010 in the accompanying financial statements have been restated retroactively to reflect the reverse stock split.

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2009

Trading revenues and cost of trading revenues

Trading revenues decreased 5.0% to $73.4 million for the three months ended June 30, 2010 from $77.3 million for the three months ended June 30, 2009. The decrease in trading revenues was due to a lower average trade rate for minutes bought and sold on the Exchange caused by market pressures on pricing.

A total of 3.12 billion minutes were bought and sold on the Exchange for the three months ended June 30, 2010, an increase of 20.3% from the 2.59 billion minutes that were bought and sold on the Exchange for the three months ended June 30, 2009. There were 325.9 million completed calls in the three months ended June 30, 2010, representing a 12.2% increase from the 290.5 million completed calls for the three months ended June 30, 2009. Our concerted effort to increase traffic quality and the average call duration (ACD) of calls on the Exchange began in the second half of 2008 and completed in the fourth quarter 2008. We continue to maintain these monitoring programs developed during that time period. This process contributed to a temporary decline in 2008 and 2009 in the number of minutes bought and sold on the Exchange. We believe that our decision in 2008 to streamline some of our routes has positively influenced our call quality in the short term and will improve overall business results in the long term, as evidenced by the increased number of minutes traded and calls completed in the three months ended June 30, 2010. In addition, ACD of calls on the Exchange increased to 4.8 minutes per call for the three months ended June 30, 2010 from 4.5 minutes per call for the three months ended June 30, 2009.

Our United Kingdom subsidiary accounted for approximately 59% and 44% of total trading revenues for the three months ended June 30, 2010 and 2009, respectively. Our Hong Kong subsidiary accounted for approximately 6% and 2% of total trading revenues for the three months ended June 30, 2010 and 2009, respectively.

As a result of the decrease in trading revenues, there was a commensurate decrease in the cost of trading revenues by 5.0% to $73.4 million for the three months ended June 30, 2010 from $77.3 million for the three months ended June 30, 2009.

Fee revenues

Fee revenues decreased 10.2% to $7.8 million for the three months ended June 30, 2010 from $8.7 million for the three months ended June 30, 2009. Fee revenues decreased to $0.0025 per minute for the three months ended June 30, 2010 from $0.0033 per minute for the three months ended June 30, 2009. Average fee revenue per minute decreased as a result of changes in the mix of both geographic markets and the trading activity of Members on the Exchange. In addition, we experienced decreased sales of certain premium service offerings and decreases in usage minimums. In the future, we may provide incentives to improve liquidity and expand options in the Exchange. We believe that these incentives, along with the results of our Carrier Services expansion and Members continuing to achieve higher volume levels, may result in a continued decline in average fee revenue per minute.

Our United Kingdom subsidiary accounted for approximately 30% and 27% of total fee revenues for the three months ended June 30, 2010 and 2009, respectively. Our Hong Kong subsidiary accounted for approximately 4% and 3% of total fee revenues for the three months ended June 30, 2010 and 2009, respectively.

Indirect cost of trading and fee revenues

Indirect cost of trading and fee revenues includes charges for interconnection of our various network components and costs to monitor, operate and maintain our network and supporting systems. Indirect costs of trading and fee revenues decreased 23.1% to $3.5 million for the three months ended June 30, 2010 from $4.6 million for the three months ended June 30, 2009. Compensation related expenses decreased by $0.5 million for the three months ended June 30, 2010 mainly due to headcount reductions including the departure of a division chief in the first quarter 2010. Beginning in 2010, we stopped reporting bonus and rent expense in our network operations cost, reclassifying these corporate-driven expenses to general and administrative. The rent expense reclassified to general and administrative for the three months ended June 30, 2010 decreased this line item approximately $0.6 million due to the reclassification compared with the three months ended June 30, 2009.

Sales and marketing

Sales and marketing expenses increased 5.6% to $2.0 million for the three months ended June 30, 2010 from $1.8 million for the three months ended June 30, 2009. This increase was mainly due to higher compensation related expenses of $0.3 million, including increased commissions and related payroll taxes, and increased expenses to improve global routing. Certain employee expenses, which were classified in sales and marketing expenses in the previous periods, were recorded in general and administrative expenses to reflect redefinition of responsibilities. The increase was partially offset by a reduction in marketing related expenses of $0.1 million.

General and administrative

General and administrative expenses increased 62.3% to $4.0 million for the three months ended June 30, 2010 from $2.4 million for the three months ended June 30, 2009. Compensation related expense increased by $0.4 million. Due to a redefinition of responsibilities, starting in 2010, certain employee expenses, which were classified in sales and marketing expenses in the previous periods, were recorded in general and administrative expenses. Additionally, affecting compensation expense was the reclassification of company-driven bonus expense to general and administrative. Bad debt expense increased by $0.6 million primarily due to a revaluation of a member’s financial condition. Rent and utilities expenses increased by $0.5 million due to a reclassification of rent, which was fully recorded in general and administrative expenses in the three months ended June 30, 2010. In addition, we recorded $0.1 million for expenses associated with the implementation of the 1-for-4 reverse stock split, $0.1 million for legal expense related to a matter in arbitration, and $0.2 million in additional fees for credit underwriting. These increases were partially offset by a $0.1 million decrease in software and hardware maintenance, which was recorded in indirect cost of trading and fee revenues starting in 2010.

Depreciation and amortization

Depreciation and amortization decreased 8.0% to $1.7 million for the three months ended June 30, 2010 from $1.8 million for the three months ended June 30, 2009. This decrease was primarily attributable to certain assets becoming fully depreciated.

Severance charges

In the three months ended June 30, 2010, we recorded $0.7 million of severance charges primarily related to separation and release agreements entered into with two division chiefs who departed from the Company in the second quarter 2010.

Interest and other income (expense)

Interest income stayed flat at $26,000 for the three months ended June 30, 2010. Interest expense stayed flat at $0.2 million for the three months ended June 30, 2010. Other income, net, which was $0.1 million for the three months ended June 30, 2010 and 2009, principally reflected late fees charged to certain Members.

Foreign currency transaction gain (loss)

The foreign currency transaction gain for the three months ended June 30, 2010 decreased $2.9 million to $0.2 million from $3.1 million for the three months ended June 30, 2009. The foreign currency transaction gain is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances intended for future settlement, and on receivables and payables denominated in a currency other than a subsidiary’s functional currency. The amount of gain is related to the relative change in the foreign currency exchange rates. The decrease in the gain is due to the recategorization of an intercompany balance between the United States and United Kingdom operating subsidiaries from a balance intended for future settlement to one that is long-term in nature.

Provision for income taxes

We recorded a provision for income taxes of $0.1 million for the three months ended June 30, 2010 and $0.1 million for the three months ended June 30, 2009. The provisions for income taxes in 2010 and 2009 are comprised of the statutory requirements for state taxes.

Comparison of Six Months Ended June 30, 2010 and 2009

Trading revenues and cost of trading revenues

Trading revenues decreased 1.8% to $152.3 million for the six months ended June 30, 2010 from $155.2 million for the six months ended June 30, 2009. The decrease in trading revenues was due to a lower average trade rate for minutes bought and sold on the Exchange caused by market pressures on pricing.

A total of 6.09 billion minutes were bought and sold on the Exchange for the six months ended June 30, 2010, an increase of 16.0% from the 5.26 billion minutes that were bought and sold on the Exchange for the six months ended June 30, 2009. There were 619.3 million completed calls in the six months ended June 30, 2010, representing a 6.9% increase from the 579.4 million completed calls for the six months ended June 30, 2009. Our concerted effort to increase traffic quality and ACD of calls on the Exchange began in the second half of 2008 and was completed in the fourth quarter 2008. We continue to maintain these monitoring programs developed during that time period. This process contributed to a temporary decline in 2008 and 2009 in the number of minutes bought and sold on the Exchange. We believe that our decision in 2008 to streamline some of our routes has positively influenced our call quality in the short term and will improve overall business results in the long term, as evidenced by the increased number of minutes traded and calls completed in the six months ended June 30, 2010. In addition, ACD of calls on the Exchange continued to increase to 4.9 minutes per call for the six months ended June 30, 2010 from 4.5 minutes per call for the six months ended June 30, 2009.

Our United Kingdom subsidiary accounted for approximately 53% and 42% of total trading revenues for the six months ended June 30, 2010 and 2009, respectively. Our Hong Kong subsidiary accounted for approximately 7% and 3% of total trading revenues for the six months ended June 30, 2010 and 2009, respectively.

As a result of the decrease in trading revenues, there was a commensurate decrease in the cost of trading revenues by 1.9% to $152.4 million for the six months ended June 30, 2010 from $155.4 million for the six months ended June 30, 2009.

Fee revenues

Fee revenues decreased 8.4% to $16.4 million for the six months ended June 30, 2010 from $17.9 million for the six months ended June 30, 2009. Fee revenues decreased to $0.0027 per minute for the six months ended June 30, 2010 from $0.0034 per minute for the six months ended June 30, 2009. Average fee revenue per minute decreased as a result of changes in the mix of both geographic markets and the trading activity of Members on the Exchange. In addition, we experienced decreased sales of certain premium service offerings and decreases in usage minimums. In the future, we may provide incentives to improve liquidity and expand options in the Exchange. We believe that these incentives, along with the results of our Carrier Services expansion and Members continuing to achieve higher volume levels, may result in a continued decline in average fee revenue per minute.

Our United Kingdom subsidiary accounted for approximately 31% and 26% of total fee revenues for the six months ended June 30, 2010 and 2009, respectively. Our Hong Kong subsidiary accounted for approximately 4% and 3% of total fee revenues for the six months ended June 30, 2010 and 2009, respectively.

Indirect cost of trading and fee revenues

Indirect cost of trading and fee revenues includes charges for interconnection of our various network components and costs to monitor, operate and maintain our network and supporting systems. Indirect costs of trading and fee revenues decreased 22.0% to $7.4 million for the six months ended June 30, 2010 from $9.5 million for the six months ended June 30, 2009. Compensation related expenses decreased by $0.9 million for the six months ended June 30, 2010 mainly due to bonus expense recorded in the first quarter 2009 and headcount reductions, including a division chief in the first quarter 2010. Beginning in 2010, we stopped reporting bonus and rent expense in our network operations cost, reclassifying these corporate-driven expenses to general and administrative. The rent-related expense reclassified for the six months ended June 30, 2010 decreased this line item approximately $1.3 million due to the reclassification compared to the six months ended June 30, 2009.

Sales and marketing

Sales and marketing expenses increased 5.7% to $3.9 million for the six months ended June 30, 2010 from $3.7 million for the six months ended June 30, 2009. This increase was mainly due to higher compensation related expenses of $0.5 million, including increased commissions and related payroll taxes, and increased expenses to improve global routing. The increase was partially offset by the reclassification of certain bonus expenses, which were classified in sales and marketing expenses in the previous periods, to general and administrative expenses. Certain employee expenses, which were also classified in sales and marketing expenses in the previous periods, were recorded in general and administrative expenses to reflect redefinition of responsibilities. The increase was offset by a $0.1 million decrease in expenses due to the first quarter 2010 reclassification of rent-related expenses being reported in general and administrative expenses and software and hardware maintenance being reported in indirect cost of trading and fee revenues.

General and administrative

General and administrative expenses increased 57.0% to $7.9 million for the six months ended June 30, 2010 from $5.0 million for the six months ended June 30, 2009. The compensation related expense increased by $0.7 million. Due to a redefinition of responsibilities, starting in 2010, certain employee expenses, which were classified in sales and marketing expenses in the previous periods, were recorded in general and administrative expenses. Additionally, affecting compensation expense was the reclassification in the first quarter 2010 of company-driven bonus expense to general and administrative. Bad debt expense increased by $0.8 million. Rent and utilities expenses increased by $1.1 million due to a reclassification of rent, which was fully recorded in general and administrative expenses in the six months ended June 30, 2010. Fees for credit underwriting were increased by $0.2 million in the six months ended June 30, 2010. In addition, we recorded $0.6 million for the final costs to relocate our corporate headquarters from New Jersey to Virginia and for expenses associated with the implementation of the 1-for-4 reverse stock split and in legal expenses for a matter in arbitration. These increases were partially offset by a $0.2 million decrease in software and hardware maintenance, which was recorded in indirect cost of trading and fee revenues starting in 2010.

Depreciation and amortization

Depreciation and amortization decreased 6.6% to $3.4 million for the six months ended June 30, 2010 from $3.6 million for the six months ended June 30, 2009. This decrease was primarily attributable to certain assets becoming fully depreciated.

Severance charges

In the six months ended June 30, 2010, we recorded $1.2 million of severance charges primarily related to separation and transition services agreements entered into with our former general counsel and three division chiefs who departed from the Company during the six months ended June 30, 2010.

Interest and other income (expense)

Interest income decreased to $44,000 for the six months ended June 30, 2010 from $87,000 for the six months ended June 30, 2009. This decrease was primarily due to lower average amounts of invested cash, cash equivalents and marketable securities in the six months ended June 30, 2010 compared with the six months ended June 30, 2009, coupled with lower interest rates. Interest expense stayed flat at $0.3 million for the six months ended June 30, 2010. Other income, net, which was $0.1 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively, principally reflected late fees charged to certain Members.

Foreign currency transaction gain (loss)

The foreign currency transaction gain (loss) for the six months ended June 30, 2010 was a $1.3 million loss as compared to a $2.8 million gain for the six months ended June 30, 2009. The foreign currency transaction gain (loss) is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances intended for future settlement, and on receivables and payables denominated in a currency other than a subsidiary’s functional currency. The amount of gain (loss) is related to the relative change in the foreign currency exchange rates. The decrease in the gain is due to the recategorization of an intercompany balance between the United States and United Kingdom operating subsidiaries from a balance intended for future settlement to one that is long-term in nature.

Provision for income taxes

We recorded a provision for income taxes of $0.1 million for the six months ended June 30, 2010 and $0.1 million for the six months ended June 30, 2009. The provision for income taxes in 2010 included an offsetting $0.1 million refund of federal income taxes due to a provision of the Worker, Homeownership and Business Assistance Act of 2009, which enabled us to receive a refund of prior years’ Federal alternative minimum taxes. The offsetting expense in 2010 and the provision for income taxes in 2009 primarily are comprised of the statutory requirements for state taxes.

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of $14.0 million and marketable securities of $7.4 million. We are party to a $25.0 million lending facility with Silicon Valley Bank (“SVB”), under which we can borrow against our accounts receivable and general corporate assets, and a Non-Recourse Receivable Purchase Agreement with SVB not to exceed an aggregate of $10 million. In March 2010, we borrowed an additional $1.3 million under the lending facility, bringing the balance to $4.9 million outstanding. Offsetting this increase, net payment activity of $2.0 million reduced the Non-Recourse Receivable Purchase Agreement balance to $0 at June 30, 2010. During the six months ended June 30, 2010, we invested approximately $2.3 million in capital expenditures related to enhancements to our trading platform and our Carrier Services product, including predominantly software development and some network equipment, which we funded primarily from cash on hand and cash generated through operations. We continue to invest cash prudently in operations by developing efficiencies for further operating expense savings as well as future revenue growth, including but not limited to product development and strategic initiatives.

We expect to meet our cash requirements for the next 12 months through a combination of cash flow from operations, and our currently available cash, cash equivalents and short-term investments. If our cash requirements increase materially from those currently planned, or if we fail to generate sufficient cash flow from our business, we will require additional capital to fund our working capital and capital expenditures. In this case, we intend to draw down on our existing SVB credit facility, of which there is an existing $20.1 million available, and/or seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all. Because our SVB credit facility expires on November 26, 2010, we currently expect to extend the expiration date, if we are able to do so on acceptable terms.

We entered into a Non-Recourse Receivable Purchase Agreement with SVB on November 28, 2005, or the SVB Receivable Agreement, as amended on November 24, 2008, whereby SVB agreed to buy from us, on a revolving basis, all right and title to and interest in the payment of all sums owing or to be owing from certain Members arising out of certain invoices of those Members, not to exceed an aggregate of $10 million in outstanding receivables at any time. We have determined that the SVB Receivable Agreement does not qualify for sale treatment pursuant to authoritative accounting guidance. Specifically, we do not believe the transfer of receivables to SVB meets the first condition for sale treatment, the requirement that the transferred assets are isolated from the transferor. Settlement of the transferred receivables is routinely made by Members making payments on account rather than paying off specific invoices. In addition, since we net the Members’ buying and selling activity, certain invoices are settled via buying a Member’s activity on the Exchange. Remittances received from Members in payment of receivables are commingled with our assets and are not deemed to be put presumptively beyond the reach of the transferor and its creditors. We record the proceeds from the sale of receivables under the SVB Receivable Agreement as a liability until sums received from customers are remitted to SVB. This agreement expires on November 26, 2010, though we currently expect to extend the expiration date, if we are able to do so on acceptable terms.

On November 4, 2008, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time in the open market, or the November 2008 Repurchase Plan. On November 21, 2008, our Board of Directors authorized an amendment to the November 2008 Repurchase

Plan. Under the amendment, stock repurchases will also be made from time to time through privately negotiated transactions in compliance with applicable laws and other legal requirements. The timing and number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. In the six months ended June 30, 2010, we repurchased 2,502 shares of our common stock for $23,000. As of June 30, 2010, since the November 2008 Repurchase Plan’s inception, we have repurchased 419,582 shares of our common stock for approximately $3.2 million.

Purchase Obligations

We have agreements with our equipment vendors and an interconnection provider, which obligate us to purchase certain equipment and services for approximately $1.1 million, $0.2 million, and $0.1 million in the second half of 2010, and the years 2011 and 2012, respectively. We have made purchases from these vendors of approximately $0.2 million in the six months ended June 30, 2010, and expect to fulfill our purchase obligations within the commitment period.

Changes in Cash Flows

The following table sets forth components of our cash flows for the following periods:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities – continuing operations	$2,790	$775
Net cash used in operating activities for discontinued operations	$—	$(373)
Net cash provided by (used in) investing activities – continuing operations	$(3,315)	$1,957
Net cash used in financing activities	$(863)	$(1,210)

Cash Provided by (Used in) Operating Activities — Continuing Operations and Discontinued Operations

Cash provided by operating activities — continuing operations for the six months ended June 30, 2010 was comprised of a net loss of $8.9 million, partially offset by certain adjustments for non-cash charges including depreciation and amortization and deferred financing cost amortization of $3.4 million, stock-based compensation of $0.9 million, a foreign currency transaction loss of $1.3 million and a net change in operating assets and liabilities of $6.1 million. The change in operating assets and liabilities principally reflects a $5.4 million decrease in accounts receivable, a $0.2 million decrease in other current assets, security deposits and other assets, a $0.4 million increase in accounts payable, and a $0.1 million increase in deferred revenue, accrued expenses and other current liabilities.

Cash provided by operating activities — continuing operations for the six months ended June 30, 2009 of $0.8 million was comprised of a net loss of $1.5 million, certain adjustments for non-cash charges including depreciation and amortization of $3.6 million, non-cash compensation of $1.0 million, foreign currency exchange gain of $2.8 million and a net change in operating assets and liabilities of $0.5 million. The net change in operating assets and liabilities was primarily driven by a decline in trading volume on our Exchange. Cash used in operating activities for discontinued operations was $0.4 million for the six months ended June 30, 2009.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities for the six months ended June 30, 2010 was $3.3 million. Total capital expenditures for the six months ended June 30, 2010 were $2.3 million related primarily to the costs of capitalized software and purchases of telecommunications switching equipment, partially offset by the net of total purchases of marketable securities of $4.1 million and total proceeds from sales and maturities of marketable securities of $3.1 million for the six months ended June 30, 2010.

Cash provided by investing activities for the six months ended June 30, 2009 was $2.0 million. Total capital expenditures for the six months ended June 30, 2009 were $1.8 million related primarily to the purchase of capitalized software and telecommunications switching equipment. Total purchases of marketable securities and total proceeds from sales and maturities of marketable securities for the six months ended June 30, 2009 were $3.5 million and $7.3 million, respectively.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities for the six months ended June 30, 2010 was $0.9 million, primarily due to a $2.0 million payment to SVB under the Non-Recourse Receivable Purchase Agreement and $0.1 million utilized for the purchase of our common shares in accordance with the November 2008 Repurchase Plan, partially offset by a $1.3 million increase in debt from SVB.

Cash used in financing activities for the six months ended June 30, 2009 was $1.2 million. It was primarily attributable to the purchase of treasury shares in accordance with the November 2008 Repurchase Plan.

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

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on the Exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on the Exchange. As part of managing the credit risk associated with buyers on the Exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

—	Netting. We net the Members’ buying and selling activity. This enables us to extend credit to Members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for the Members and for us. For the six months ended June 30, 2010, 32% of our trading revenues were offset by selling activity.
—	Credit Risk Assessment and Underwriting. GMAC, SVB, and Euler provided us with credit risk assessment and credit underwriting services. Under the terms of our agreements, GMAC, SVB and Euler assume the credit risk of selected Members so that they may purchase voice calls or capacity on the Exchange. We reached an agreement effective April 1, 2010 with GMAC that terminated the minimum factoring level arrangement. The agreement with Euler expired on May 31, 2010. Effective June 1, 2010, we moved to a new credit insurance policy with a third party underwriter, which provides us customer default and insolvency protection.
—	Self Underwriting. Members can self-finance a credit line with us by prepaying, posting a cash deposit or letter of credit or by placing money in escrow.
—	CreditWatch System. We create and monitor a credit line for each Member on our CreditWatch system. This credit line is the sum of the outside provider credit lines, selling activity, other cash collateral and internal credit. Under our CreditWatch system, we regularly monitor the Member’s net trading balances and send email alerts to any Member who surpasses 50%, 75% and 90% of its available credit limit, and we are able to automatically suspend a Member’s ability to buy if its net balance reaches its total credit line.
—	Frequent Settlement. We have two trading billing periods per month. Payments from buyers are generally due fifteen days after the end of each trading period. This frequent settlement reduces the amount outstanding from buyers. The frequent clearing of trading balances, together with the ability to net buy and sell transactions, allows the Members to trade large dollar volumes while minimizing the outstanding balance that needs to be underwritten by additional sources of credit.

We occasionally issue internal credit lines to the Members based on our review of certain factors including the Member’s financial statements, credit references and payment history with us. These internal credit lines may be in excess of the credit coverage provided by our third party underwriters and may exceed other means of cash collateral. We evaluate the credit risk, on a case-by-case basis, of each Member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. We have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. In the six months ended June 30, 2010, approximately 83% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which our third party underwriters covered 36%. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through the Exchange. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues which could materially affect our results of operations.

On June 23, 2009, we issued a standby letter of credit through SVB with an approximate limit of $0.1 million on behalf of one of the Members to guarantee payment obligations for a certain promotional and interim termination rate agreement. The letter of credit expired on March 31, 2010. No cash collateral was required.

Our agreement to provide credit risk assessment and credit underwriting services with Euler expired on May 31, 2010. Our agreement with GMAC was terminated effective April 1, 2010, which resulted in a reduction to the remaining minimum annual commission. Effective June 1, 2010, we moved to a new credit insurance policy with a third party underwriter, which provides us customer default and insolvency protection. Pursuant to the terms of our agreements with this third party underwriter, we are required to pay minimum annual insurance premiums of $0.3 million. Our agreement with SVB expires on November 26, 2010, and we currently expect to extend the expiration date, if we are able to do so on acceptable terms. The liability recorded under the SVB Receivable Agreement was $0 and $2.0 million at June 30, 2010 and December 31, 2009, respectively.

Summary Disclosure About Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2010 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit facility	$4,900	$4,900	$—	$—	$—
Equipment financing	214	31	183
Operating leases	20,533	1,519	5,927	5,742	7,345
Purchase obligations	1,360	1,060	300	—	—
Total contractual obligations	$27,007	$7,510	$6,410	$5,742	$7,345

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposure

The financial position and results of operations of our United Kingdom subsidiary are measured using British Pounds Sterling (GBP) as the functional currency. The financial position and results of operations of our United Kingdom subsidiary are reported in United States dollars (USD) and included in our consolidated financial statements. Our exposure to foreign currency fluctuation is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. There were no trading revenues denominated in GBP. The foreign currency transaction gain (loss) is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivable and payables denominated in a currency other than a subsidiary’s functional currency. During the three months and six months ended June 30, 2010, the USD strengthened as compared to GBP. Correspondingly, and relative to the degree of change in the USD/GBP exchange rate, the Company’s United Kingdom subsidiary would need to convert more GBP into the same amount of USD at the end of the period than at the beginning of the year to pay-off the intercompany balance, thereby incurring a transaction loss for the period. This gain (loss) was unrealized as no cash was exchanged for actual settlement of the intercompany balances.

Interest Rate Exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are recorded as available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at June 30, 2010. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities, and at June 30, 2010, our portfolio maturity was relatively short in duration. Assuming an average investment level in short-term interest bearing securities of $14.0 million, which is the balance of cash and cash equivalents at June 30, 2010, a one-percentage point decrease in the applicable interest rate would result in a $0.1 million decrease in interest income annually.

Under the terms of our credit agreement with SVB, our borrowings bear interest at the prime rate, subject to a minimum of 4.0%. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10,000 assuming $1.0 million of borrowings. At June 30, 2010, we had $4.9 million of outstanding borrowings under this agreement.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On December 21, 2004, the Company sold 4,233,849 shares of its common stock in connection with the closing of its initial public offering. The Registration Statement on Form S-1 (Reg. No. 333-117278) the Company filed to register its common stock in the offering was declared effective by the Securities and Exchange Commission on December 16, 2004.

After deducting expenses of the offering, the Company received net offering proceeds of approximately $66.6 million. The Company used approximately $15.2 million of its net proceeds to redeem the outstanding shares of its Series B and Series B-1 preferred stock and approximately $10.0 million to repay principal and interest outstanding under its credit facility with SVB. Approximately $40.0 million of the net proceeds of the offering was initially invested in investment-grade marketable securities within the guidelines defined in the Company’s investment policy. As of June 30, 2010, $7.4 million of the net proceeds of the offering remained invested in investment-grade marketable securities. These securities are sold, as needed, to fund capital expenditures and the Company’s recent net losses.

Issuer Purchases of Equity Securities

The following table provides information as of and for the quarter ended June 30, 2010 regarding shares of our common stock that were repurchased (i) under the November 2008 Repurchase Plan and (ii) in connection with tax withholding obligations upon vesting of shares of restricted stock under our 2004 Stock Incentive Plan, as amended, or the 2004 Plan.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(4)	Approximate Cost of Shares Purchased	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans ($)
November 2008 Repurchase Plan(2)
Balance at beginning of period	419,469	$7.64	$3,205,000	$1,795,000
April 1 to April 30, 2010	52	$8.17	0	$1,795,000
May 1 to May 31, 2010	56	$7.68	1,000	$1,794,000
June 1 to June 30, 2010	5	$7.80	0	$1,794,000
Balance at end of period	419,582	$7.64	$3,206,000	$1,794,000
2004 Plan(3)
April 1 to June 30, 2010	207	$8.00	2,000	N/A

(1)	As part of publicly announced plans or programs.
(2)	Announced on November 6, 2008, the November 2008 Repurchase Plan authorized the repurchase of up to $5.0 million of our common stock. Stock repurchases may be made from time to time through the open market and privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The November 2008 Repurchase Plan may be suspended or terminated at any time without prior notice, and has no expiration date.
(3)	Pursuant to the 2004 Plan, we withheld shares of common stock in connection with tax withholding obligations upon vesting of shares of restricted stock. The 2004 Plan was originally filed with the Securities and Exchange Commission on November 29, 2004 and became effective on December 14, 2004. The 2004 Plan was amended on April 15, 2005, February 22, 2006 and October 1, 2006, and expires on December 14, 2014.
(4)	Average price paid per share is calculated based on the actual amount paid, regardless of rounded amounts presented in this table.

Item 5. Other Information.

As previously disclosed on a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2010, the Company effected a 1-for-4 reverse split of its common stock on June 11, 2010. In addition, the Company decreased the number of authorized shares of its common stock from 60,000,000 to 15,000,000 shares.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
3.1*	Amended and Restated Certificate of Incorporation of the Company, as amended.
10.1	Second Amended and Restated Stock Ownership Agreement with Singer Children’s Management Trust, Gary Singer and Karen Singer, dated June 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010).
10.2†	Trade credit insurance policy between the Company and ACE American Insurance Company dated June 17, 2010.
31.1*	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32**	Certifications pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
**	Furnished herewith.
†	To be filed in confidentially redacted form by subsequent amendment to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBINET CORPORATION
Dated: August 11, 2010	/s/ Shawn F. O’Donnell Shawn F. O’Donnell President and Chief Executive Officer (Principal Executive Officer)
Dated: August 11, 2010	/s/ Gary G. Brandt Gary G. Brandt Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)