Form 10-Q/A
period 2010-06-30
ARBINET Corp
filed 2010-10-13
CIK 1136655

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_________ to ________
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

(Check one): Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of the issuer’s class of common stock, as of September 30, 2010:

Class	Number of Shares
Common Stock, par value $0.001 per share	5,507,864

EXPLANATORY NOTE

Arbinet Corporation (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which was originally filed with the Securities and Exchange Commission (the “Commission”) on August 11, 2010 (the “Original Filing”), for the purpose of including the previously omitted Exhibit 10.2 referred to in the Original Filing (the “Exhibit”), for which the Company has requested confidential treatment. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Commission, the Chief Executive Officer and the Chief Financial Officer of the Company have reissued certain of their certifications. Item 6 of Part II is being refiled with this Amendment and reflects the filing of such certifications and the Exhibit.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2010).

10.1
Second Amended and Restated Stock Ownership Agreement with Singer Children’s Management Trust, Gary Singer and Karen Singer, dated June 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010).

10.2*†	Trade credit insurance policy between the Company and ACE American Insurance Company dated June 1, 2010.
31.1*	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32
Certifications pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2010).

*	Filed herewith.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBINET CORPORATION

Dated: October 12, 2010	/s/ Shawn F. O’Donnell
Shawn F. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 12, 2010	/s/ Gary G. Brandt
Gary G. Brandt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Item 6. Exhibits.

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2010).

10.1
Second Amended and Restated Stock Ownership Agreement with Singer Children’s Management Trust, Gary Singer and Karen Singer, dated June 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010).

10.2*†	Trade credit insurance policy between the Company and ACE American Insurance Company dated June 1, 2010.
31.1*	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32
Certifications pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2010).

*	Filed herewith.

†	Confidential treatment has been requested for a portion of this exhibit.