Form 10-Q
period 2010-09-30
ARBINET Corp
filed 2010-11-12
CIK 1136655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

(Check one): Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s class of common stock, as of October 31, 2010:

Class	Number of Shares
Common Stock, par value $0.001 per share	5,507,876

ARBINET CORPORATION

i

ARBINET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$13,240	$15,492
Marketable securities	5,208	6,407
Trade accounts receivable (net of allowances of $2,884 and $3,366)	18,728	24,513
Prepaids and other current assets	1,418	1,284
Total current assets	38,594	47,696
Property and equipment, net	17,360	17,821
Security deposits	1,672	1,676
Intangible assets, net	122	149
Other assets	71	395
Total Assets	$57,819	$67,737
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$15,129	$11,676
Deferred revenue	699	1,434
Accrued expenses and other current liabilities	6,037	6,172
Due to Silicon Valley Bank	—	2,014
Current portion of long-term debt	4,965	3,600
Current liabilities for discontinued operations	100	100
Total current liabilities	26,930	24,996
Deferred rent	2,212	2,343
Long-term debt and other liabilities	198	66
Total Liabilities	29,340	27,405
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, $0.001 par value, 15,000,000 shares authorized, 6,705,935 and 6,637,963 shares issued, respectively	7	7
Additional paid-in capital	177,164	175,926
Treasury stock, 1,198,059 and 1,178,683 shares, respectively	(17,278)	(17,122)
Accumulated other comprehensive income	2,990	2,056
Accumulated deficit	(134,404)	(120,535)
Total Stockholders’ Equity	28,479	40,332
Total Liabilities and Stockholders’ Equity	$57,819	$67,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBINET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Trading revenues	$78,121	$75,862	$230,454	$231,019
Fee revenues	7,035	8,080	23,452	26,001
Total revenues	85,156	83,942	253,906	257,020
Cost of trading revenues	78,250	75,810	230,601	231,170
Indirect cost of trading and fee revenues	3,387	4,355	10,788	13,843
Total cost of trading and fee revenues	81,637	80,165	241,389	245,013
Gross profit	3,519	3,777	12,517	12,007
Other operating expenses:
Sales and marketing	1,514	1,997	5,387	5,659
General and administrative	4,002	2,476	11,908	7,513
Depreciation and amortization	1,643	1,788	5,015	5,400
Severance charges	157	361	1,389	361
Total other operating expenses	7,316	6,622	23,699	18,933
Loss from operations	(3,797)	(2,845)	(11,182)	(6,926)
Interest income	14	20	58	107
Interest expense	(120)	(197)	(465)	(520)
Foreign currency transaction gain (loss)	18	(685)	(1,280)	2,081
Other income (loss), net	(1,070)	66	(938)	237
Loss before income taxes	(4,955)	(3,641)	(13,807)	(5,021)
(Benefit) provision for income taxes	(11)	59	62	197
Net loss	$(4,944)	$(3,700)	$(13,869)	$(5,218)
Basic and diluted net loss per common share	$(0.90)	$(0.68)	$(2.53)	$(0.96)
Weighted average shares used in computing basic and diluted net loss per share	5,490	5,413	5,480	5,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBINET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(13,869)	$(5,218)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities – continuing operations:
Stock-based compensation expense	1,067	1,535
Loss on sale of assets	2	—
Impairment charge	253	—
Depreciation and amortization	5,015	5,400
Unrealized foreign currency transaction (gain) loss	1,280	(2,081)
Deferred financing cost amortization	71	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	5,811	8,116
Other current assets, security deposits and other assets	31	2,271
Accounts payable	3,470	(4,524)
Deferred revenue, accrued expenses and other current liabilities	(2,048)	(1,983)
Deferred rent and other long-term liabilities	(113)	139
Net cash provided by operating activities – continuing operations	970	3,655
Net cash used in operating activities – discontinued operations	—	(373)
Cash flows from investing activities:
Purchases of property and equipment	(3,306)	(2,627)
Purchases of marketable securities	(6,881)	(6,640)
Proceeds from sales and maturities of marketable securities	8,050	8,300
Net cash used in investing activities	(2,137)	(967)
Cash flows from financing activities:
Payments to Silicon Valley Bank, net	(2,014)	—
Borrowing from Silicon Valley Bank credit facility	1,300	595
Payment of capital lease	(49)	—
Issuance of common stock, net of costs	170	24
Purchase of treasury shares	(156)	(1,224)
Net cash used in financing activities	(749)	(605)
Effect of foreign exchange rate changes on cash	(336)	411
Net change in cash and cash equivalents	(2,252)	2,121
Cash and cash equivalents, beginning of period	15,492	16,224
Cash and cash equivalents, end of period	$13,240	$18,345
Supplemental disclosure of cash flow information:
Cash paid for interest	$443	$520
Cash (received) paid for income taxes, net	$(260)	$130
Non-cash investing and financing activities:
Capital lease addition	$235	$—
Property and equipment, accrued in current liabilities	$1,085	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBINET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(4,944)	$(3,700)	$(13,869)	$(5,218)
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(8)	—	(29)	(2)
Foreign currency translation adjustment	216	462	963	(1,340)
Other comprehensive income (loss)	208	462	934	(1,342)
Comprehensive loss	$(4,736)	$(3,238)	$(12,935)	$(6,560)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Arbinet Corporation (“Arbinet” or the “Company”) have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 17, 2010. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all adjustments (consisting of normal, recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market
•	Level 2 — inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability
•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Carrying Value
Cash equivalents(1)	$6,748	—	—	$6,748
Marketable securities(2)	$5,208	—	—	$5,208
SVB credit facility(3)	—	$4,900	—	$4,900

The following table presents assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Carrying Value
Cash equivalents(1)	$5,526	—	—	$5,526
Marketable securities(2)	$6,407	—	—	$6,407
Short-term loans under SVB receivable agreement	—	$2,014	—	$2,014
SVB credit facility(3)	—	$3,600	—	$3,600

(1)	Cash equivalents consist of money market funds and securities with original maturities of less than three months from the date of purchase by the Company.
(2)	Marketable securities primarily consist of commercial paper, corporate bonds, certificates of deposit, and U.S. government securities.
(3)	The Silicon Valley Bank (“SVB”) credit facility bears interest at a floating rate at the prime rate, subject to a minimum of 4.0%.

The fair values of the marketable securities are based upon the market values quoted by the financial institutions as of September 30, 2010 and December 31, 2009, respectively.

The Company’s other financial instruments at September 30, 2010 consist of accounts receivable, accounts payable and debt. For the nine months ended September 30, 2010, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximate fair value, based upon the short-term nature of these accounts. The carrying value of the Company’s loan agreements approximate fair value as each of the loans bears interest at a floating rate.

The Codification permits, but does not require, the Company to measure financial instruments and certain other items at fair value. The Company did not elect to measure any financial instruments at fair value under the provisions of the standard.

Foreign currency transaction gain (loss) — The Company records the impact of foreign currency exchange rate changes on intercompany debt balances intended for future settlement, and on receivables and payables denominated in a currency other than a subsidiary’s functional currency in the statement of operations. The Company records the impact of foreign currency exchange rate changes on intercompany debt balances, which are of a long-term-investment nature (that is, settlement is not planned or anticipated in the foreseeable future), in the same manner as translation adjustments — in other comprehensive loss on the balance sheet. The change in the foreign currency transaction gain (loss) on the statement of operations when comparing the second or third quarters 2010 to prior quarters is due to a second quarter 2010 recategorization of an intercompany balance between the United States and United Kingdom operating subsidiaries from a balance intended for future settlement to one that is of a long-term-investment nature.

Effects of Recently Issued Accounting Pronouncements

In July 2010, the FASB issued new accounting guidance on financing receivables and the allowance for credit losses, which requires more robust and disaggregated disclosures about the credit quality of an entity’s

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

financing receivables and its allowance for credit losses. This new guidance is effective for the first interim or annual reporting periods ending on or after December 15, 2010. While the Company is currently evaluating the effect this new guidance may have on its consolidated financial statements, the Company does not believe that it will have a material effect on the Company’s consolidated results of operations, cash flows or financial position upon adoption.

In May 2009, the FASB issued guidance on the Company’s assessment of subsequent events. The guidance established principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements were issued. The May 2009 guidance required an entity to recognize, in the financial statements, subsequent events that provided additional information regarding conditions that existed at the balance sheet date. In February 2010, the FASB issued new guidance that removed the requirements in the May 2009 guidance to disclose the date through which subsequent events were evaluated. The new guidance was effective upon issuance. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

3. Restructuring and Exit Costs

In August 2007, the Company decommissioned certain fixed assets at 611 West 6th Street in Los Angeles and recognized a charge of $0.3 million representing the present value of the future lease obligations remaining on the West 6th Street site.

In December 2009, the Company exited its former headquarters facility in New Brunswick, New Jersey and moved the office to its existing facility in Herndon, Virginia. Accordingly, the Company recognized a charge of $0.6 million representing the present value of the future lease obligations less estimated recoverable amounts remaining for the site through the lease term ending in April 2013. In July 2010, the Company sublet a portion of the New Jersey facility to a third party, and the estimated recoverable amount was increased by $0.1 million. The lease and sublease terms end in April 2013.

The table below shows the amount of the charges and the cash payments related to the Company’s restructuring liabilities for the nine months ended September 30, 2010 and 2009, respectively (in thousands):

	2010	2009
Future lease obligation at January 1,	$629	$182
Cash payments	(269)	(148)
Severance	—	361
Sublease income	16
Accretion of rent liability	55	—
Adjustment to estimate of recoverable amount	(56)	—
Balance at September 30,	$375	$395

As of September 30, 2010, the current portion of the balance is recorded in accrued expenses and other current liabilities with the remainder in deferred rent.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated based on the weighted average number of outstanding common shares adjusted for the potentially dilutive effects of restricted stock, restricted stock units, stock options and warrants. During a loss period, the effect of the potential exercise of restricted stock, restricted stock units, stock options and warrants are not considered in the diluted income (loss) per share calculation since the effect would be antidilutive. Because the results of operations were a net loss for the three months and nine months ended September 30, 2010 and 2009, respectively, the basic and diluted weighted average common shares outstanding were the same, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding – basic and diluted	5,490,079	5,412,695	5,479,673	5,443,926

Outstanding stock options and stock appreciation rights (SAR) of 513,690 and 916,015 for the nine months ended September 30, 2010 and 2009, respectively, have been excluded from the calculation of diluted income (loss) per common share due to their antidilutive effects. For the nine months ended September 30, 2010 and 2009, 359 warrants have been excluded from the calculation of diluted income (loss) per common share due to their antidilutive effects. Unvested restricted stock and restricted stock units of 45,781 and 63,449 have been excluded from the calculation of diluted income (loss) per common share for the nine months ended September 30, 2010 and 2009, respectively, due to their antidilutive effects.

5. Marketable Securities

The Company’s available-for-sale securities are valued using quoted market prices. All of the Company’s marketable securities at September 30, 2010 have maturities of one year or less. Cash equivalents are those securities that have an original maturity of three months or less from the date of purchase by the Company. Gross realized gains and losses from the sale of securities were not material for the three months ended September 30, 2010 and 2009. As of September 30, 2010 and 2009, the Company’s net unrealized gains in its marketable securities were not material. The following is a summary of the Company’s marketable securities at September 30, 2010 and December 31, 2009 by type (in thousands):

	As of
	September 30, 2010	December 31, 2009
Commercial paper	$2,448	$1,998
U.S. government and federal agency obligations	3,460	2,557
Certificates of deposit	—	1,502
Corporate bonds	—	350
Money market funds	6,048	5,526
	11,956	11,933
Less: amounts classified as cash equivalents	(6,748)	(5,526)
Total marketable securities	$5,208	$6,407

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	September 30, 2010				December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
Patent	$1,100	$378	$722	$—	$1,100	$378	$722	$—
Existing customer relationship	1,392	690	580	122	1,432	703	580	149
Total intangibles	$2,492	$1,068	$1,302	$122	$2,532	$1,081	$1,302	$149

Amortization expense for intangibles totaled approximately $8,000 for the three months ended September 30, 2010 and 2009. Amortization expense for intangibles totaled approximately $22,000 for the nine months ended September 30, 2010 and 2009. The aggregate amortization expense for intangible assets is estimated to be (in thousands):

Year Ending December 31,	Amortization Expense
2010 remainder	$8
2011	31
2012	30
2013	30
2014	23
$122

7. Indebtedness

In November 2008, the Company entered into a Seventh Amendment to an Accounts Receivable Financing Agreement (“Loan Agreement”) with SVB, which further amends the financing arrangement dated February 3, 2003. Under the Loan Agreement, the Company may borrow up to $25.0 million from time to time under a secured revolving facility for a two-year period. Borrowings under the Loan Agreement are on a formula basis, based on eligible accounts receivable. There are no financial covenants under the Loan Agreement. Interest on gross borrowings under the Loan Agreement is based on the bank’s prime rate, subject to a minimum rate of 4.0%. The Loan Agreement is collateralized by substantially all of the Company’s assets. The Loan Agreement has a minimum annual finance charge of $144,000. As of September 30, 2010 and December 31, 2009, $4.9 million and $3.6 million, respectively, were outstanding under the Loan Agreement. The Loan Agreement expires on November 26, 2010.

The Company entered into a Non-Recourse Receivable Purchase Agreement with SVB on November 28, 2005, as amended on November 24, 2008 (“SVB Receivable Agreement”), whereby SVB agreed to buy from the Company, on a revolving basis, all right and title to and interest in the payment of all sums owing or to be owing from certain trading customers and suppliers (“Members”) of the Company’s global electronic market (the “Exchange”) arising out of certain invoices of such Members, not to exceed an aggregate of $10 million in outstanding receivables at any time. The Company has determined that the SVB Receivable Agreement does not qualify for sale treatment pursuant to the authoritative accounting guidance. Specifically, the Company does not believe the transfer of receivables to SVB meets the first condition for sale treatment, the requirement that the transferred assets are isolated from the transferor. Settlement of the transferred receivables is routinely made by Members making payments on account rather than paying off specific invoices. In addition, since the Company nets the Members’ buying and selling activity, certain invoices are settled by buying a Member’s activity on the Exchange. Remittances received from a Member in payment of receivables are commingled with the Company’s assets and are not deemed to be put presumptively beyond the reach of the transferor and its creditors. The Company records the proceeds from the sale of receivables under the SVB Receivable Agreement as a liability until payments received from customers are remitted to

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SVB. The liability recorded under the SVB Receivable Agreement was $0 and $2.0 million at September 30, 2010 and December 31, 2009, respectively.

The Loan Agreement and the SVB Receivable Agreement expire on November 26, 2010, and the Company currently expects to extend the expiration date, if it is able to do so on acceptable terms.

8. Stockholders’ Equity

The table below summarizes issuances of the Company’s shares of common stock during the nine months ended September 30, 2010. Treasury shares, which total 1,198,059 shares at September 30, 2010, are included in these balances. The Company repurchased 2,502 shares in the open market under the Company’s repurchase plan and withheld the equivalent of 16,874 shares of tax withholding due to exercise of options and awards in the nine months ended September 30, 2010.

Shares
Balance as of December 31, 2009	6,637,963
Cancellation of stock and restricted stock	(5,417)
Grants of stock and restricted stock	14,625
Vesting of restricted stock units	30,727
Exercise of options and stock appreciation rights	26,918
Performance share	1,197
Reverse stock split cash-in-lieu and fractional true-up	(78)
Balance as of September 30, 2010	6,705,935

On November 4, 2008, the Board of Directors of the Company authorized the repurchase of up to $5.0 million of the Company’s common stock (the “November 2008 Repurchase Plan”). On November 21, 2008, the Board of Directors of the Company authorized an amendment to the November 2008 Repurchase Plan. Under the amendment, stock repurchases will also be made from time to time through privately negotiated transactions in compliance with applicable laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. For the nine months ended September 30, 2010 and 2009, the Company repurchased 2,502 and 174,683 shares of common stock for $23,000 and $1.2 million, respectively.

Except as specifically amended, the November 2008 Repurchase Plan remains in full force and effect in accordance with its terms, may be suspended or terminated by the Board of Directors at any time without prior notice, and has no expiration date. See Note 13. Subsequent Events.

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

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

No options were granted during the three months ended September 30, 2010. The weighted average fair value at date of grant for options granted during the three months ended September 30, 2009 was $0.91 per option. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average:

For the Three Months Ended September 30, 2009
Expected option lives	3 Years
Risk-free interest rates	3.41%
Expected volatility	57.9%
Dividend yield	0.0%

Total stock-based compensation expense recognized by the Company for the three months and nine months ended September 30, 2010 and 2009 is reflected below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010		2009	2010		2009
Stock-based compensation expense by caption:
Indirect costs of trading and fee revenues	$36		$79	$259		$277
Sales and marketing	20	(1)	116	112	(1)	304
General and administrative	140	(1)	355	696	(1)	954
	$196		$550	$1,067		$1,535

(1)	Due to a redefinition of responsibilities starting from the first quarter 2010, certain employees' expenses, which were in sales and marketing in previous periods, were recorded in general and administrative for 2010.

Most of the Company’s stock options vest ratably during the vesting period. The Company recognizes compensation expense for options using the straight-line basis, reduced by estimated forfeitures. As of September 30, 2010, the Company had 0.3 million unvested stock option awards outstanding of which $1.1 million of compensation expense will be recognized over the weighted average remaining vesting period of 1.2 years.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The Company established a 2004 Stock Incentive Plan, as amended (the “2004 Plan”), which provides stock-based incentive compensation grants to officers, employees, directors, and consultants of the Company. As of September 30, 2010 and December 31, 2009, 0.7 million shares were available for grant under the 2004 Plan. Options granted under the 2004 Plan generally have a four-year vesting period and expire ten years after grant. As of September 30, 2010 and 2009, 359 shares were reserved for issuance under the exercise of warrants to purchase common stock. These warrants are exercisable at $19.96 per share and will expire in 2012. Options outstanding as of September 30, 2010 and December 31, 2009 include option grants under the 2004 Plan as well as the Amended and Restated 1997 Stock Incentive Plan and the First Amended and Restated Non-employee Directors’ and Advisors’ Stock Option Plan.

As of September 30, 2010, there were 0.5 million options outstanding with 8.04 weighted average years remaining on the contractual life, of which 0.2 million shares are exercisable with a weighted average remaining life of 7.08 years. The intrinsic value of the outstanding shares and shares that are exercisable at September 30, 2010 is $0.1 million and $0.1 million, based on the closing stock price of $7.33 on September 30, 2010. The intrinsic value of options exercised during the three months ended September 30, 2010 was approximately $26,000. The number of unvested options expected to vest is 0.2 million, with a weighted average remaining life of 8.85 years, a weighted average exercise price of $9.84, and with an intrinsic value of $23,000.

A summary of the Company’s stock options activity during the three months ended September 30, 2010 and 2009 is as follows:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding – Beginning of quarter	755,656	$17.72	893,365	$20.52
Granted	—	$—	31,250	$9.32
Exercised	(30,367)	$6.72	(680)	$0.60
Forfeitures/Expirations	(211,599)	$26.40	(7,920)	$33.19
Outstanding – End of quarter	513,690	$14.80	916,015	$20.04
Eligible for exercise – End of quarter	231,193	$20.74	438,582	$28.05

Restricted Stock Awards

Restricted stock awards granted under the 2004 Plan generally have a three-year vesting period. Most of the Company’s restricted stock awards are subject to graded vesting in which portions of the restricted stock award vest at different times during the vesting period. The Company recognizes compensation expense for restricted stock awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total unvested restricted stock awards expected to vest was approximately $0.4 million at September 30, 2010 with a remaining weighted average period of approximately 1.21 years over which such expense is expected to be recognized. The fair value of shares that vested during the three months ended September 30, 2010 was approximately $51,000.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s restricted stock activity during the three months ended September 30, 2010 and 2009 is as follows:

	2010		2009
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested – Beginning of quarter	58,502	$10.16	62,489	$17.58
Granted	4,000	$8.04	4,375	$8.92
Vested during period	(6,649)	$7.73	(3,415)	$20.06
Forfeited	(10,072)	$9.11	—	$—
Unvested – End of quarter	45,781	$9.85	63,449	$16.85

Performance Share Awards

The Company provides certain Performance Share Awards (the “Awards”) whereby it grants performance shares to certain executives of the Company. These Awards provide recipients with the opportunity to earn shares of common stock of the Company, the number of which shall be determined pursuant to, and subject to the achievement of, specific corporate operating performance metrics.

In 2008, the Company granted Awards to certain executive officers of the Company. In the first quarter 2009, the Compensation Committee determined that the Company achieved the threshold on one of the 2008 corporate performance metrics, which resulted in the issuance of 3,590 shares of restricted stock under the 2008 Awards. In 2009 and 2010, the Company granted Awards to certain executives of the Company. In the first quarter 2010, the Compensation Committee determined that the Company did not achieve the threshold on any of the three 2009 corporate performance metrics, and therefore, no shares of restricted stock were issued under the 2009 Awards. The determination of whether any of the 2010 Awards will be earned is expected to occur in the first quarter 2011.

In accordance with authoritative accounting guidance, accruals of compensation expense for an award with performance conditions is based on the probable outcome of the performance conditions. During the three months and nine months ended September 30, 2010, the Company recorded compensation expense of $12,000 and $36,000, respectively, relating to the potential performance shares issuable under the 2010 Awards. During the three months and nine months ended September 30, 2009, the Company recorded compensation expense of $8,000 and $24,000, respectively, relating to the potential performance shares issuable under the 2009 Awards. Due to the determination that no restricted stock would be issued under the 2009 Awards, the $30,000 expense related to 2009 Awards recorded in 2009 was reversed in the first quarter 2010.

10. Income Taxes

The Company recorded an income tax provision of $0.1 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively. The income tax provision in 2010 is based upon the impact of state capital and minimum taxes, which was partially offset by a federal benefit related to a portion of a refund of alternative minimum taxes paid in prior years, most of which was recorded in 2009. The income tax provision in 2009 was based upon the Company’s estimated effective annual domestic federal tax rate of approximately 0.2% as well as the impact of state capital and minimum taxes. The difference between the federal statutory tax rate and the estimated effective tax rate in both years is primarily related to the impact of state taxes and foreign losses for which the Company is unable to recognize a tax benefit.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign income tax returns are generally subject to examination for a period of three to nine years after filing of the respective return. In the second quarter 2010, the Company’s income tax examination in the United Kingdom for the years 2004 through 2007 was concluded. The examination resulted in the reduction of certain unrecognized tax benefits related to the Company’s United Kingdom net operating losses for the years under audit. The Company had recorded a full tax valuation allowance on its balance sheet related to these losses, and this item did not have an impact on the statement of operations.

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

NNP Communications, LLC versus Arbinet-thexchange, Inc.

On June 10, 2009, the Company was notified that a demand for arbitration had been filed with the American Arbitration Association against the Company by NNP Communications, LLC (“NNP”), a former Member of the Company’s Exchange, seeking damages in the amount of $9.5 million for alleged claims for breach of contract, unjust enrichment, fraud, tortious interference with contract and unfair competition (the “NNP Arbitration”). NNP alleged that the Exchange was not operated in a neutral manner and that the Company wrongfully competed with its Members. NNP also alleged that the Company wrongfully directed telecommunications traffic meant for NNP to companies owned, directly or indirectly, by Arbinet insiders or companies who pay monies to Arbinet insiders in exchange for telecommunications traffic. The Company filed a response in the NNP Arbitration on July 8, 2009 denying the allegations and asserting a counterclaim for breach of contract and negligent misrepresentation. The Company also filed a demand for arbitration with the American Arbitration Association against an affiliated entity of NNP, Savontel Communications, Inc. (“Savontel”), another former Member of the Exchange, seeking damages in the amount of $0.5 million for breach of contract and recovery of unpaid invoices (the “Savontel Arbitration”). On December 18, 2009, the arbitrator in the Savontel Arbitration entered an interim award granting the full amount of the Company’s claim of $0.5 million plus interest, administrative, and reasonable legal expenses, which became final on February 9, 2010 (the “Savontel Award”). On August 18, 2010, the Company entered into a Settlement Agreement with NNP pursuant to which the parties, without admitting liability, agreed to dismiss the NNP Arbitration and release each other from liability in exchange for the Company’s agreement to pay $0.35 million in cash (the “NNP Settlement Payment”) and extinguish the Savontel Award. On August 18, 2010, the Company also entered into a Settlement Agreement with Savontel pursuant to which the parties, without admitting liability, agreed to dismiss the Savontel Arbitration and release each other from liability in exchange for the NNP Settlement Payment. In September 2010, the Company made the NNP settlement Payment, extinguished the Savontel Award, and recorded the aggregate cost of $0.9 million in other income (loss), net. The NNP Arbitration and the Savontel Arbitration have each been dismissed.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Year Ending December 31,	Operating Leases(1)	Equipment Financing
2010 (as of September 30, 2010)	$760	$—
2011	2,924	83
2012	3,003	83
2013	2,879	44
2014	2,864	—
Thereafter	7,345	—
Total minimum lease payments	19,775	210
Less: amount representing interest	—	(27)
	$19,775	$183

(1)	The operating lease payments include the estimated payments for the New Brunswick, New Jersey office.

Rent expense was $0.6 million for the three months ended September 30, 2010 and 2009, and was $1.8 million and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively. Sub-lease income was $16,000 and $0 for the three months ended September 30, 2010 and 2009, respectively, and was $16,000 and $37,000 for the nine months ended September 30, 2010 and 2009, respectively. Approximately $1.7 million of security deposits as of September 30, 2010 and December 31, 2009, respectively, represent collateral for the landlords under various leases. The Company has $2.4 million and $2.7 million recorded as deferred rent (a portion of which is reported as accrued expenses and other current liabilities) as of September 30, 2010 and December 31, 2009, respectively. These amounts principally represent the difference between straight-line rent expense recorded and the rent payments and lease incentives as of the balance sheet date.

Purchase Obligations

The Company has agreements with a Member and an interconnection provider, which obligate the Company to purchase certain equipment and services for approximately $45,000, $0.8 million, and $0.1 million for the remainder of 2010, and the years 2011 and 2012, respectively. The Company made purchases related to its 2010 commitments of $1.3 million in the nine months ended September 30, 2010.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Related Person Transactions

In February 2010, the Company engaged CSMG, an affiliate of TMNG Global, in which Robert Pons, a member of the Company’s Board of Directors, serves as the senior vice president, to provide the Company with consulting services. In connection with the services, the Company paid CSMG $25,000 during the nine months ended September 30, 2010.

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

13. Subsequent Events

Merger Agreement with Primus

As reported on November 12, 2010 on a Current Report on Form 8-K filed with the SEC, Arbinet reported that on November 10, 2010, Arbinet entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Primus Telecommunications Group, Incorporated (“Primus”) and PTG Investments, Inc., a direct wholly owned subsidiary of Primus (“Merger Sub”), pursuant to which Primus will acquire Arbinet in a stock transaction. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Arbinet with Arbinet continuing as the surviving corporation and a wholly-owned subsidiary of Primus (the “Merger”). The Merger Agreement was unanimously approved by the Board of Directors of Arbinet based upon the recommendation of the Special Committee of the Board of Directors that was established to evaluate Arbinet’s strategic alternatives, and remains subject to the approval of the stockholders of Arbinet.

At the effective time of the Merger, subject to the other provisions of the Merger Agreement, each share of Arbinet common stock (excluding certain shares) shall be converted into the right to receive the number of Primus common stock equal to the exchange ratio. The Merger Agreement provides that the exchange ratio is equal to the quotient of (x) the quotient of (A) $28,000,000 (the “Transaction Amount”), subject to certain potential upward adjustments, divided by (B) the number of shares of Arbinet common stock issued and outstanding immediately prior to the effective time of the Merger plus those shares that may become issuable as Primus common stock at or after the effective time of the Merger pursuant to the provisions of the Merger Agreement that address the treatment of Arbinet equity awards, divided by (y) $9.5464, and rounded to the nearest ten-thousandth. Based upon the capitalization of Arbinet and Primus at the time of signing the Merger Agreement and if the closing of the Merger were to have occurred at the time of signing, the exchange ratio would be expected to result in each share of Arbinet common stock being exchanged for approximately 0.5259 shares of Primus common stock. Equity awards for Arbinet common stock outstanding as of the effective time shall be assumed by Primus and converted into an equity award for Primus common stock, after being adjusted by the exchange ratio. The parties anticipate that the Merger will be treated as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. Based on the companies’ capitalization at the timing of signing the Merger Agreement, Arbinet stockholders would be expected to own approximately 23% of Primus and Primus stockholders would be expected to own approximately 77% of Primus upon the closing of the transaction.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Merger Agreement contains a “go-shop” provision under which Arbinet may solicit alternative proposals from third parties during the 45 calendar days beginning on November 10, 2010 and ending at 11:59 p.m, Eastern time, on December 25, 2010. During the go-shop period, Arbinet and its representatives may initiate, solicit and/or encourage alternative acquisition proposals from third parties, provide non-public information and participate in discussions and negotiate with third parties with respect to alternative acquisition proposals. Upon the expiration of the go-shop period, Arbinet will be prohibited from soliciting alternative acquisition proposals from third parties and/or providing information to or engaging in discussions with third parties regarding alternative acquisition proposals. The no-shop restrictions, however, are subject to customary “fiduciary-out” provisions which allow Arbinet under certain circumstances, prior to the time that Arbinet receives approval of the Merger from its stockholders, to (i) provide information to, and participate in discussions with, third parties with respect to unsolicited alternative acquisition proposals that the Board of Directors of Arbinet has determined would or could reasonably be expected to, if consummated, result in a transaction more favorable to Arbinet’s stockholders, and that not taking such action would be inconsistent with its fiduciary duties and (ii) change the Board of Directors’ recommendation to approve the Merger (an “Arbinet Recommendation Change”) in connection with such acquisition proposal or as a result of an unforeseeable intervening event if not changing its recommendation would be inconsistent with its fiduciary duties.

Consummation of the Merger is subject to customary conditions, including, among others: (i) certain approvals related to the Merger by the holders of a majority of the outstanding shares of Arbinet common stock and Primus common stock, respectively; (ii) the absence of any law, order or injunction prohibiting the consummation of the Merger or the other transactions contemplated by the Merger Agreement; (iii) the receipt of specified Federal Communications Commission regulatory approvals; (iv) the number of appraisal shares for which demands for appraisal have been made and not been withdrawn shall not exceed 10% of the outstanding shares of Arbinet common stock immediately prior to the closing of the Merger, and (v) the absence of any change in the condition (financial or otherwise), operations, business or properties of Arbinet and Arbinet subsidiaries that constitutes or is reasonably likely to constitute an Arbinet material adverse effect. Among other things, it will be considered an Arbinet material adverse effect if the sum of the cash and cash equivalents of Arbinet and Arbinet subsidiaries on a consolidated basis and the marketable securities owned thereby, as of the Determination Date (defined below), less (x) all indebtedness then outstanding and (y) all unpaid transaction costs, fees and expenses and gross tax liabilities attributable to any sale or spin-off of Arbinet’s patents as contemplated by the Merger Agreement, is less than $9,500,000 (provided that such $9,500,000 shall be reduced by the actual transaction costs, fees and expenses and gross tax liabilities attributable to any sale or spin-off of Arbinet’s patents that have been incurred and actually paid, provided in no event shall more than $350,000 be subtracted from such $9,500,000), excluding all costs incurred by Arbinet in connection with the Merger and the transactions contemplated by the Merger Agreement. “Determination Date” means the last business day of the preceding month if the third trading day prior to the closing of the Merger falls between the 1st and the 15th of any calendar month, and as of the 14th day of the calendar month if the third trading day prior to the closing of the Merger falls between the 16th and the last day of the relevant calendar month. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the other party’s representations and warranties (subject to customary qualifications) and the other party’s material compliance with its covenants and agreements contained in the Merger Agreement.

Arbinet and Primus has each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct its businesses in the ordinary course between the execution and delivery of the Merger Agreement and the consummation of the Merger and not to engage in certain kinds of transactions or take certain actions during such period. Notwithstanding the foregoing, the Merger Agreement permits specific actions to be taken between signing of the Merger Agreement and the closing of the Merger.

ARBINET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Merger Agreement also provides that, prior to the consummation of the Merger, Arbinet may either spin-off to its stockholders, or sell to a third party for cash, Arbinet’s patents and any rights arising from such patents, subject to certain conditions. If Arbinet meets the conditions set forth in the Merger Agreement relating to the potential patent sale, Arbinet may elect that the net proceeds from such sale will be distributed to its stockholders prior to the closing of the Merger or added, dollar for dollar, to the Transaction Amount.

The Merger Agreement contains certain termination rights for both Arbinet and Primus. Upon termination of the Merger Agreement in the event of an Arbinet Recommendation Change due to a superior proposal, Arbinet is obligated to pay Primus break-up fees of $1,250,000. In addition, if the Merger Agreement is terminated by either party due to Arbinet’s stockholders’ rejection of the Merger, or by Primus due to Arbinet’s breach, and Arbinet enters into another acquisition agreement within 18 months of such termination, Arbinet is obligated to pay Primus break-up fees of $1,250,000. If the Merger Agreement is terminated due to Arbinet’s stockholders’ rejection of the Merger, or due to Arbinet’s breach, then Arbinet is obligated to reimburse Primus’s expenses up to $750,000, in addition to break-up fees, if applicable. If the Merger Agreement is terminated due to Primus’s breach, then Primus is obligated to reimburse Arbinet’s expenses up to $750,000.

Concurrently with the execution of the Merger Agreement, a significant stockholder of both Arbinet and Primus has entered into a Stockholder Support and Voting Agreement with each of Primus and Arbinet, respectively (the “Voting Agreements”). Pursuant to the Voting Agreement with Primus, the stockholder has agreed, in its capacity as a stockholder of Arbinet, to, among other things, vote its shares of Arbinet common stock in favor of the Merger and the Merger Agreement. Pursuant to the Voting Agreement with Arbinet, the stockholder has agreed, in its capacity as a stockholder of Primus, to, among other things, vote its shares of Primus common stock in favor of the issuance of shares of Primus common stock in the Merger. The shares subject to the Voting Agreement with Arbinet represent an aggregate of approximately 9.6% of Primus common stock outstanding as of November 9, 2010, and the shares subject to the Voting Agreement with Primus represent an aggregate of approximately 23.2% of the Arbinet common stock outstanding as of November 9, 2010.

Termination of November 2008 Repurchase Plan

On November 10, 2010, the Company’s Board of Directors terminated the November 2008 Repurchase Plan and determined that no additional repurchases of the Company’s common stock may be effected under the November 2008 Repurchase Plan as of the termination date.

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

Our second product offering is Carrier Services, which is a wholesale trading product based on the traditional model of buying and selling voice termination with standard carrier contracts, rate lock and multiple routing options. We place our Carrier Services trades on the Exchange. In 2009, we designed, developed and launched Carrier Services through our subsidiary, Arbinet Carrier Services, Inc., or ACS. The combination of operating our Carrier Services business on the Exchange provides a unique opportunity in that we may originate or terminate traffic for un-serviced or underserved markets on the Exchange, thereby creating incremental supply and demand of traffic on the Exchange. Our Carrier Services customers not only benefit from this low cost solution for terminating traffic on a managed platform with access to routes posted from the Exchange’s 1,100 plus Members, but also have the option to place a greater emphasis on quality based routing, rather than simply price based routing. This is a part of our ongoing strategy to broaden product and service offerings, and enhance quality and value for our customers.

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

Costs and Expenses

Our cost of trading revenues consists of the cost of calls and data transmissions that are routed through our EDPs at the price agreed to by the seller of the capacity for Exchange traffic, or between the supplier and us for Carrier Services traffic. For example, in the France to India hypothetical call above, we would record cost of trading revenues equal to $1.10, an amount that we would pay to the seller. For our Carrier Services model, we would expect costs to be less than our revenues on that traffic to earn a margin, which is typically reflected in fee revenues.

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

General and administrative costs consist of salaries, benefits, and related costs of corporate, finance and administrative personnel, facilities costs, insurance, bad debt expense and outside service costs, such as legal and accounting fees.

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

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and often involve difficult, subjective or complex judgments, generally as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates these estimates, including those related to revenue recognition and deferred revenue, stock-based compensation, allowance for doubtful accounts, income taxes, long-lived assets, and goodwill and other intangible assets, on an ongoing basis. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates. There were no material changes during the nine months ended September 30, 2010 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

On June 11, 2010, we effected a 1-for-4 reverse split of our common stock. In addition, we decreased the number of authorized shares of our common stock from 60,000,000 to 15,000,000 shares. All share information related to periods prior to June 11, 2010 in the accompanying financial statements have been restated retroactively to reflect the reverse stock split.

Results of Operations

Comparison of Three Months Ended September 30, 2010 and 2009

Trading revenues and cost of trading revenues

Trading revenues increased 3.0% to $78.1 million for the three months ended September 30, 2010 from $75.9 million for the three months ended September 30, 2009. The increase in trading revenues was due to increased minutes bought and sold on the Exchange.

A total of 3.40 billion minutes were bought and sold on the Exchange for the three months ended September 30, 2010, an increase of 35.7% from the 2.51 billion minutes that were bought and sold on the Exchange for the three months ended September 30, 2009. There were 353.5 million completed calls in the three months ended September 30, 2010, representing a 26.2% increase from the 280.1 million completed calls for the three months ended September 30, 2009. Our concerted effort to increase traffic quality and the average call duration (ACD) of calls on the Exchange began in the third quarter of 2008 and was completed in the fourth quarter 2008. We continue to maintain the monitoring programs developed during that time period. This process contributed to a temporary decline in 2008 and 2009 in the number of minutes bought and sold on the Exchange. We believe that our decision in 2008 to streamline some of our routes has positively influenced our call quality in the short term and will improve overall business results in the long term, as evidenced by the increased number of minutes traded and calls completed in the three months ended September 30, 2010. In addition, ACD of calls on the Exchange increased to 4.8 minutes per call for the three months ended September 30, 2010 from 4.5 minutes per call for the three months ended September 30, 2009.

Our United Kingdom subsidiary accounted for approximately 61% and 28% of total trading revenues for the three months ended September 30, 2010 and 2009, respectively. Our Hong Kong subsidiary accounted for approximately 6% and 2% of total trading revenues for the three months ended September 30, 2010 and 2009, respectively.

As a result of the increase in trading revenues, there was a commensurate increase in the cost of trading revenues by 3.2% to $78.3 million for the three months ended September 30, 2010 from $75.8 million for the three months ended September 30, 2009.

Fee revenues

Fee revenues decreased 12.9% to $7.0 million for the three months ended September 30, 2010 from $8.1 million for the three months ended September 30, 2009. Fee revenues decreased to $0.0021 per minute for the three months ended September 30, 2010 from $0.0032 per minute for the three months ended September 30, 2009. Average fee revenue per minute decreased as a result of changes in the mix of both geographic markets and the trading activity of Members on the Exchange. In addition, we experienced increased carrier services and other Member credits, decreased sales of certain premium service offerings and decreases in usage minimums. We have provided and may continue to provide incentives to improve liquidity and expand options in the Exchange. We believe that these incentives, along with the results of our Carrier Services expansion and Members continuing to achieve higher volume levels, may result in a continued decline in average fee revenue per minute.

Our United Kingdom subsidiary accounted for approximately 38% and 30% of total fee revenues for the three months ended September 30, 2010 and 2009, respectively. Our Hong Kong subsidiary accounted for approximately 4% and 2% of total fee revenues for the three months ended September 30, 2010 and 2009, respectively.

Indirect cost of trading and fee revenues

Indirect cost of trading and fee revenues includes charges for interconnection of our various network components and costs to monitor, operate and maintain our network and supporting systems. Indirect costs of trading and fee revenues decreased 22.2% to $3.4 million for the three months ended September 30, 2010 from $4.4 million for the three months ended September 30, 2009. Compensation related expenses decreased by $0.5 million for the three months ended September 30, 2010 mainly due to headcount reductions. Beginning in 2010, we stopped reporting bonus and rent expense in our network operations cost, reclassifying these corporate-driven expenses to general and administrative. The rent expense reclassified to general and administrative for the three months ended September 30, 2010 decreased this line item approximately $0.5 million due to the reclassification compared with the three months ended September 30, 2009.

Sales and marketing

Sales and marketing expenses decreased 24.1% to $1.5 million for the three months ended September 30, 2010 from $2.0 million for the three months ended September 30, 2009. This decrease was mainly due to lower compensation related expenses of $0.2 million, including decreased payroll and related payroll taxes. Certain employee expenses, which were classified in sales and marketing expenses in the previous periods, were recorded in general and administrative expenses to reflect redefinition of responsibilities.

General and administrative

General and administrative expenses increased 61.6% to $4.0 million for the three months ended September 30, 2010 from $2.5 million for the three months ended September 30, 2009. Compensation related expense increased by $0.3 million. Due to a redefinition of responsibilities, starting in 2010, certain employee expenses for the three months ended September 30, 2010, which were classified in sales and marketing expenses in the previous periods, were recorded in general and administrative expenses. Additionally, affecting compensation expense was the reclassification of $0.1 million of company-driven bonus expense to general and administrative. Bad debt expense increased by a net $0.8 million, related to an increase in reserves for a specific account as well as a net increase in reserves on accounts overdue by more than 60 days, following increased collections efforts on aged balances which resulted in minimal additional collections on the remaining accounts. Rent expenses increased by $0.5 million due to a reclassification of rent from indirect cost of trading and fee revenues, which was fully recorded in general and administrative expenses in the three months ended September 30, 2010. In addition, we recorded $0.4 million for professional fees primarily related to matters in arbitration and associated with strategic alternatives pursued by the Company. These increases were partially offset by a $0.1 million decrease in software and hardware maintenance costs, which were recorded in indirect cost of trading and fee revenues starting in 2010.

Depreciation and amortization

Depreciation and amortization decreased 8.1% to $1.6 million for the three months ended September 30, 2010 from $1.8 million for the three months ended September 30, 2009. This decrease was primarily attributable to certain assets becoming fully depreciated.

Severance charges

In the three months ended September 30, 2010, we recorded $0.2 million of severance charges primarily related to a separation and release agreement entered into with a division chief who departed from the Company in the third quarter 2010.

Interest and other income (expense)

Interest income was $14,000 for the three months ended September 30, 2010 as compared with $20,000 for the three months ended September 30, 2009. Interest expense decreased to $0.1 million for the three months ended September 30, 2010 from $0.2 million for the three months ended September 30, 2009. Other income (loss), net, was a loss of $1.1 million for the three months ended September 30, 2010, primarily due to the $0.9 million settlement of the NNP Arbitration and the Savontel Arbitration and the $0.3 million impairment of a certain investment recorded in other assets. Other income (loss), net, which was income of $0.1 million for the three months ended September 30, 2009, principally reflected late fees charged to certain Members.

Foreign currency transaction gain (loss)

The foreign currency transaction gain (loss) for the three months ended September 30, 2010 was an $18,000 gain as compared with a $0.7 million loss for the three months ended September 30, 2009. The foreign currency transaction gain is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances intended for future settlement, and on receivables and payables denominated in a currency other than a subsidiary’s functional currency. The amount of gain is related to the relative change in the foreign currency exchange rates. The reduction, partially in the second quarter 2010 and substantially in the third quarter 2010, in absolute terms of the gain (loss) is due to the second quarter 2010 recategorization of an intercompany balance between the United States and United Kingdom operating subsidiaries from a balance intended for future settlement to one that is long-term in nature.

(Benefit) provision for income taxes

We recorded a benefit for income taxes of $11,000 for the three months ended September 30, 2010 and a provision for income taxes of $0.1 million for the three months ended September 30, 2009. The (benefit) provision for income taxes in 2010 and 2009 are comprised of the statutory requirements for state taxes.

Comparison of Nine Months Ended September 30, 2010 and 2009

Trading revenues and cost of trading revenues

Trading revenues of $230.5 million for the nine months ended September 30, 2010 were essentially flat compared with $231.0 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, the increase in volume of minutes was fully offset by a lower average trade rate for minutes bought and sold on the Exchange caused by market pressures on pricing and change in mix of traffic to lower priced markets.

A total of 9.50 billion minutes were bought and sold on the Exchange for the nine months ended September 30, 2010, an increase of 22.3% from the 7.77 billion minutes that were bought and sold on the Exchange for the nine months ended September 30, 2009. There were 972.7 million completed calls in the nine months ended September 30, 2010, representing a 13.2% increase from the 859.5 million completed calls for the nine months ended September 30, 2009. Our concerted effort to increase traffic quality and ACD of calls on the Exchange began in the third quarter of 2008 and was completed in the fourth quarter 2008. We continue to maintain the monitoring programs developed during that time period. This process contributed to a temporary decline in 2008 and 2009 in the number of minutes bought and sold on the Exchange. We believe that our decision in 2008 to streamline some of our routes has positively influenced our call quality in the short term and will improve overall business results in the long term, as evidenced by the increased number of minutes traded and calls completed in the nine months ended September 30, 2010. In addition, ACD of calls on the Exchange continued to increase to 4.9 minutes per call for the nine months ended September 30, 2010 from 4.5 minutes per call for the nine months ended September 30, 2009.

Our United Kingdom subsidiary accounted for approximately 55% and 28% of total trading revenues for the nine months ended September 30, 2010 and 2009, respectively. Our Hong Kong subsidiary accounted for approximately 7% and 3% of total trading revenues for the nine months ended September 30, 2010 and 2009, respectively.

Cost of trading revenues of $230.6 million for the nine months ended September 30, 2010 was essentially flat compared with $231.2 million for the nine months ended September 30, 2009.

Fee revenues

Fee revenues decreased 9.8% to $23.5 million for the nine months ended September 30, 2010 from $26.0 million for the nine months ended September 30, 2009. Fee revenues decreased to $0.0025 per minute for the nine months ended September 30, 2010 from $0.0033 per minute for the nine months ended September 30, 2009. Average fee revenue per minute decreased as a result of changes in the mix of both geographic markets and the trading activity of Members on the Exchange. In addition, we experienced increased carrier services and other Member credits, decreased sales of certain premium service offerings and decreases in usage minimums. We have provided and may continue to provide incentives to improve liquidity and expand options in the Exchange. We believe that these incentives, along with the results of our Carrier

Services expansion and Members continuing to achieve higher volume levels, may result in a continued decline in average fee revenue per minute.

Our United Kingdom subsidiary accounted for approximately 33% and 27% of total fee revenues for the nine months ended September 30, 2010 and 2009, respectively. Our Hong Kong subsidiary accounted for approximately 4% and 2% of total fee revenues for the nine months ended September 30, 2010 and 2009, respectively.

Indirect cost of trading and fee revenues

Indirect cost of trading and fee revenues includes charges for interconnection of our various network components and costs to monitor, operate and maintain our network and supporting systems. Indirect costs of trading and fee revenues decreased 22.1% to $10.8 million for the nine months ended September 30, 2010 from $13.8 million for the nine months ended September 30, 2009. Compensation related expenses decreased by $1.5 million for the nine months ended September 30, 2010 mainly due to $0.2 million of bonus expense recorded in 2009 and headcount reductions, including a division chief in the first quarter 2010. Due to a redefinition of responsibilities in first quarter 2010, certain employee expenses of $0.5 million for the nine months ended September 30, 2010, which were classified in indirect cost of trading and fee revenues in the prior year, were recorded in general and administrative expenses or sales and marketing expenses. Beginning in 2010, we stopped reporting bonus and rent expense in our network operations cost, reclassifying these corporate-driven expenses to general and administrative. The rent-related expense reclassified for the nine months ended September 30, 2010 decreased this line item approximately $1.8 million due to the reclassification compared to the nine months ended September 30, 2009.

Sales and marketing

Sales and marketing expenses decreased 4.8% to $5.4 million for the nine months ended September 30, 2010 from $5.7 million for the nine months ended September 30, 2009. Compensation-related expenses increased by $0.2 million for the nine months ended September 30, 2010, mainly due to commissions and related payroll taxes and increased expenses to improve global routing. Due to a redefinition of responsibilities in first quarter 2010, certain employee expenses of $0.3 million for the nine months ended September 30, 2010, which were classified in indirect cost of trading and fee revenues in the previous periods, were recorded in sales and marketing, partially offset by certain employee expenses of $0.1 million for the nine months ended September 30, 2010, which were classified in sales and marketing expenses in the prior year, were recorded in general and administrative expenses. Rent and utilities expenses decreased by $0.1 million due to the first quarter 2010 reclassification of rent-related expenses being reported in general and administrative expenses, as well as software and hardware maintenance costs being reported in indirect cost of trading and fee revenues. Cost-cutting measures resulted in decreases in travel expenses of $0.1 million and in marketing expenses of $0.1 million.

General and administrative

General and administrative expenses increased 58.5% to $11.9 million for the nine months ended September 30, 2010 from $7.5 million for the nine months ended September 30, 2009. The compensation related expenses increased by $1.0 million. Due to a redefinition of responsibilities in first quarter 2010, certain employee expenses of $0.4 million for the nine months ended September 30, 2010, which were classified in indirect cost of trading and fee revenues and sales and marketing expenses in the previous periods, were recorded in general and administrative expenses. Additionally, affecting compensation expense was the reclassification in the first quarter 2010 of company-driven bonus expense to general and administrative. Bad debt expense increased by a net $1.6 million, related to an increase in reserves for a specific account as well as a net increase in reserves on accounts overdue by more than 60 days, following increased collections efforts on aged balances which resulted in minimal additional collections on the remaining accounts. Rent and utilities expenses increased by $1.6 million due to a reclassification of rent, which was fully recorded in general and administrative expenses in the nine months ended September 30, 2010. Fees for credit underwriting were increased by $0.2 million in the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009. In addition, we recorded a cumulative total of $1.0 million in the nine months ended September 30, 2010 for the following: the final costs to relocate our corporate headquarters from New Jersey to Virginia, expenses associated with the implementation of the 1-for-4 reverse stock split, legal expenses for matters in arbitration, and additional professional fees primarily associated with strategic alternatives pursued by the Company. These increases were partially offset by a $0.2 million decrease in professional fees and a $0.3 million decrease in software and hardware maintenance costs, which were recorded in indirect cost of trading and fee revenues starting in 2010.

Depreciation and amortization

Depreciation and amortization decreased 7.1% to $5.0 million for the nine months ended September 30, 2010 from $5.4 million for the nine months ended September 30, 2009. This decrease was primarily attributable to certain assets becoming fully depreciated.

Severance charges

In the nine months ended September 30, 2010, we recorded $1.4 million of severance charges primarily related to separation and transition services agreements entered into with our former general counsel and four division chiefs who departed from the Company during the nine months ended September 30, 2010.

Interest and other income (expense)

Interest income was $0.1 million for the nine months ended September 30, 2010 and 2009. Interest expense stayed flat at $0.5 million for the nine months ended September 30, 2010. Other income (loss), net, which was $0.9 million loss for the nine months ended September 30, 2010 compared to $0.2 million income for the nine months ended September 30, 2009. The 2010 loss was primarily due to the $0.9 million settlement of the NNP Arbitration and the Savontel Arbitration and a $0.3 million impairment of a certain investment.

Foreign currency transaction gain (loss)

The foreign currency transaction gain (loss) for the nine months ended September 30, 2010 was a $1.3 million loss as compared with a $2.1 million gain for the nine months ended September 30, 2009. The foreign currency transaction gain (loss) is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances intended for future settlement, and on receivables and payables denominated in a currency other than a subsidiary’s functional currency. The amount of gain (loss) is related to the relative change in the foreign currency exchange rates. The reduction, partially in the second quarter 2010 and substantially in the third quarter 2010, in absolute terms of the gain (loss) is due to the second quarter 2010 recategorization of an intercompany balance between the United States and United Kingdom operating subsidiaries from a balance intended for future settlement to one that is long-term in nature.

(Benefit) provision for income taxes

We recorded provisions for income taxes of $0.1 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively. The provision for income taxes in 2010 included an offsetting $0.1 million, which was a portion of the refund of federal income taxes, most of which was recorded in 2009, due to a provision of the Worker, Homeownership and Business Assistance Act of 2009, which enabled us to receive a refund of prior years’ Federal alternative minimum taxes. The offsetting expense in 2010 and the provision for income taxes in 2009 primarily are comprised of the statutory requirements for state taxes.

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of $13.2 million and marketable securities of $5.2 million. We are party to a Non-Recourse Receivable Purchase Agreement with Silicon Valley Bank (“SVB”) not to exceed an aggregate of $10 million, and a $25.0 million lending facility with SVB, which is collateralized by our accounts receivable and general corporate assets. The level of borrowing is contingent upon the overall value of the collateral. In March 2010, we borrowed an additional $1.3 million under the lending facility, bringing the balance to $4.9 million outstanding. Offsetting this increase, net payment activity of $2.0 million reduced the Non-Recourse Receivable Purchase Agreement balance to $0 at September 30, 2010. During the nine months ended September 30, 2010, we invested approximately $3.3 million in capital expenditures related to enhancements to our trading platform and our Carrier Services product, including predominantly software development and some network equipment, which we funded primarily from cash on hand and cash generated through operations. We continue to invest cash prudently and evaluate opportunities to invest cash in operations by developing efficiencies for further operating expense savings as well as for future revenue growth, including but not limited to product development and enhancements, acquisitions and strategic alternatives.

We expect to meet our cash requirements for the next 12 months through a combination of cash flow from operations, and our currently available cash, cash equivalents and short-term investments. If our cash requirements increase materially from those currently planned, or if we fail to generate sufficient cash flow from our business, we will require additional capital to fund our working capital and capital expenditures. In this case, we intend to draw down on our existing SVB credit facility, and/or seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining financing on acceptable terms, if at all. Because our SVB credit facility expires on November 26, 2010, we currently expect to extend the expiration date, if we are able to do so on acceptable terms.

We entered into a Non-Recourse Receivable Purchase Agreement with SVB on November 28, 2005, or the SVB Receivable Agreement, as amended on November 24, 2008, whereby SVB agreed to buy from us, on a revolving basis, all right and title to and interest in the payment of all sums owing or to be owing from certain Members arising out of certain invoices of those Members, not to exceed an aggregate of $10 million in outstanding receivables at any time. We have determined that the SVB Receivable Agreement does not qualify for sale treatment pursuant to authoritative accounting guidance. Specifically, we do not believe the transfer of receivables to SVB meets the first condition for sale treatment, the requirement that the transferred assets are isolated from the transferor. Settlement of the transferred receivables is routinely made by Members making payments on account rather than paying off specific invoices. In addition, since we net the Members’ buying and selling activity, certain invoices are settled via buying a Member’s activity on the Exchange. Remittances received from Members in payment of receivables are commingled with our assets and are not deemed to be put presumptively beyond the reach of the transferor and its creditors. We record the proceeds from the sale of receivables under the SVB Receivable Agreement as a liability until sums received from customers are remitted to SVB. This agreement expires on November 26, 2010, though we currently expect to extend the expiration date, if we are able to do so on acceptable terms. The liability recorded under the SVB Receivable Agreement was $0 and $2.0 million at September 30, 2010 and December 31, 2009, respectively.

On November 4, 2008, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock from time to time in the open market, or the November 2008 Repurchase Plan. On November 21, 2008, our Board of Directors authorized an amendment to the November 2008 Repurchase Plan. Under the amendment, stock repurchases will also be made from time to time through privately negotiated transactions in compliance with applicable laws and other legal requirements. The timing and number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. In the nine months ended September 30, 2010, we repurchased 2,502 shares of our common stock for $23,000. As of September 30, 2010, since the November 2008 Repurchase Plan’s inception, we have repurchased 419,582 shares of our common stock for approximately $3.2 million.

Purchase Obligations

We have agreements with a Member and an interconnection provider, which obligate us to purchase certain equipment and services for approximately $45,000, $0.8 million, and $0.1 million for the remainder of 2010, and the years 2011 and 2012, respectively. We have made purchases related to our 2010 commitments of approximately $1.3 million in the nine months ended September 30, 2010, and expect to fulfill our purchase obligations within the commitment period.

Changes in Cash Flows

The following table sets forth components of our cash flows for the following periods:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities – continuing operations	$970	$3,655
Net cash used in operating activities for discontinued operations	$—	$(373)
Net cash used in investing activities – continuing operations	$(2,137)	$(967)
Net cash used in financing activities	$(749)	$(605)

Cash Provided by (Used in) Operating Activities — Continuing Operations and Discontinued Operations

Cash provided by operating activities — continuing operations for the nine months ended September 30, 2010 of $1.0 million was comprised of a net loss of $13.9 million, partially offset by certain adjustments for non-cash charges including depreciation and amortization of $5.0 million, deferred financing cost amortization of $0.1 million, stock-based compensation of $1.1 million, an unrealized foreign currency transaction loss of $1.3 million, an impairment charge of $0.3 million, and a net change in operating assets and liabilities of $7.2 million. The change in operating assets and liabilities principally reflects a $5.8 million decrease in accounts receivable and a $3.5 million increase in accounts payable, partially offset by a $2.0 million decrease in deferred revenue, accrued expenses and other current liabilities and a $0.1 million decrease in deferred rent and other long-term liabilities.

Cash provided by operating activities — continuing operations for the nine months ended September 30, 2009 of $3.7 million was comprised of a net loss of $5.2 million, certain adjustments for non-cash charges including depreciation and amortization of $5.4 million, stock-based compensation of $1.5 million, unrealized foreign currency exchange gain of $2.1 million and a net change in operating assets and liabilities of $4.0 million. The net change in operating assets and liabilities was primarily driven by a decline in trading volume on our Exchange. Cash used in operating activities for discontinued operations was $0.4 million for the nine months ended September 30, 2009.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2010 was $2.1 million. Total capital expenditures for the nine months ended September 30, 2010 were $3.3 million related primarily to the costs of capitalized software and purchases of telecommunications switching equipment, partially offset by the net of total purchases of marketable securities of $6.9 million and total proceeds from sales and maturities of marketable securities of $8.1 million for the nine months ended September 30, 2010.

Cash used in investing activities for the nine months ended September 30, 2009 was $1.0 million related primarily to $2.6 million used for the purchase of capitalized software and telecommunications switching equipment, partially offset by the net of total purchases of marketable securities of $6.6 million and total proceeds from sales and maturities of marketable securities of $8.3 million for the nine months ended September 30, 2009.

Cash Used in Financing Activities

Cash used in financing activities for the nine months ended September 30, 2010 was $0.7 million, primarily due to a $2.0 million payment to SVB under the Non-Recourse Receivable Purchase Agreement and $0.2 million utilized for the purchase of our common shares in accordance with the November 2008 Repurchase Plan, partially offset by a $1.3 million increase in debt from SVB and $0.2 million received from stock option exercises.

Cash used in financing activities for the nine months ended September 30, 2009 was $0.6 million. It was primarily attributable to the purchase of treasury shares in accordance with stock repurchase plans approved by our Board of Directors, partially offset by a $0.6 million increase in debt from SVB.

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

Credit Risk Management

We manage the invoicing, credit risk and settlement of all traffic traded on the Exchange. Since we are obligated to pay the seller regardless of whether we ultimately collect from the buyer, we assume the credit risk associated with all traffic traded on the Exchange. As part of managing the credit risk associated with buyers on the Exchange, we have an integrated credit risk management program under which the following arrangements assist in the mitigation of this credit risk:

—	Netting. We net the Members’ buying and selling activity. This enables us to extend credit to Members up to the amount they have sold in a given period. The netting also reduces the working capital requirements for the Members and for us. For the nine months ended September 30, 2010, 30% of our trading revenues were offset by selling activity.
—	Credit Risk Assessment and Underwriting. Pursuant to the terms of our Non-Recourse Receivable Purchase Agreement with SVB, SVB agreed to buy from us, on a revolving basis, all right and title to and interest in the payment of all sums owing or to be owing from certain Members on the Exchange, not to exceed an aggregate of $10 million in outstanding receivables at any time. Our agreement with SVB expires on November 26, 2010 and we are seeking an extension. In addition, effective June 1, 2010, after terminating our credit risk assessment and credit underwriting services agreements with GMAC and Euler, we moved to a new credit insurance policy with a third party underwriter, which provides us customer default and insolvency protection.
—	Self Underwriting. Members can self-finance a credit line with us by prepaying, posting a cash deposit or letter of credit or by placing money in escrow.
—	CreditWatch System. We create and monitor a credit line for each Member on our CreditWatch system. This credit line is the sum of the outside provider credit lines, selling activity, other cash collateral and internal credit. Under our CreditWatch system, we regularly monitor the Member’s net trading balances and send email alerts to any Member who surpasses 50%, 75% and 90% of its available credit limit, and we are able to automatically suspend a Member’s ability to buy if its net balance reaches its total credit line.
—	Frequent Settlement. We have two trading billing periods per month. Payments from buyers are generally due fifteen days after the end of each trading period. This frequent settlement reduces the amount outstanding from buyers. The frequent clearing of trading balances, together with the ability to net buy and sell transactions, allows the Members to trade large dollar volumes while minimizing the outstanding balance that needs to be underwritten by additional sources of credit.

We occasionally issue internal credit lines to the Members based on our review of certain factors including the Member’s financial statements, credit references and payment history with us. These internal credit lines may be in excess of the credit coverage provided by our third party underwriters and may exceed other means of cash collateral. We evaluate the credit risk, on a case-by-case basis, of each Member who is not covered by our third-party credit arrangements, our netting policy, prepayments or other cash collateral. We have adopted written procedures to determine authority levels for certain of our officers to grant internal credit lines. In the nine months ended September 30, 2010, approximately 84% of our trading revenues were covered by our third party underwriters, netting, prepayments or other cash collateral, of which our third party underwriters covered 39%. However, our credit evaluations cannot fully determine whether buyers can or will pay us for capacity they purchase through the Exchange. In the event that the creditworthiness of our buyers deteriorates, our credit providers and we may elect not to extend credit and consequently we may forego potential revenues which could materially affect our results of operations.

On June 23, 2009, we issued a standby letter of credit through SVB with an approximate limit of $0.1 million on behalf of one of the Members to guarantee payment obligations for a certain promotional and interim termination rate agreement. The letter of credit expired on March 31, 2010. No cash collateral was required.

Our agreement to provide credit risk assessment and credit underwriting services with Euler expired on May 31, 2010. Our agreement with GMAC was terminated effective April 1, 2010, which resulted in a reduction to the remaining minimum annual commission. Effective June 1, 2010, we moved to a new credit insurance policy with a third party underwriter, which provides us customer default and insolvency protection. Pursuant to the terms of our agreements with this third party underwriter, we are required to pay minimum annual insurance premiums of $0.3 million. In addition, our Non-Recourse Receivable Agreement expires on November 26, 2010 and we currently expect to extend the expiration date, if we are able to do so on acceptable terms.

Summary Disclosure About Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2010 (in thousands):

	Payments Due by Period
	Total	2010	2011 – 2013	2014 – 2016	2017 +
Credit facility	$4,900	$4,900	$—	$—	$—
Equipment financing	183	—	183
Operating leases	19,774	760	5,927	5,742	7,345
Purchase obligations	960	45	915	—	—
Total contractual obligations	$25,817	$5,705	$7,025	$5,742	$7,345

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements for a full description of recently issued accounting pronouncements including date of adoption and effects on results of operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding anticipated future revenues, growth, capital expenditures, management’s future expansion plans, expected product and service developments or enhancements, and future operating results. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as: “believes,” “expects,” “intends,” “may,” “will,” “should,” “confident,” “work to,” “seeks,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Various important risks and uncertainties may cause our actual results to differ materially from the results indicated by these forward-looking statements, including, without limitation: our limited cash position, Members (in particular, significant trading Members) not trading on the Exchange or not utilizing our new and additional services; continued volatility in the volume and mix of trading activity; our uncertain and long Member enrollment cycle; failure to manage our credit risk; failure to manage and adequately estimate costs of our Carrier Services business; pricing pressure; investment in our management team and investments in our personnel; disruption or uncertainty resulting from recent changes in senior management; regulatory uncertainty; system failures, human error and security breaches that could cause us to lose Members and expose us to liability; our ability to obtain and enforce patent protection for our methods and technologies; losses in efficiency due to cost cutting and restructuring initiatives; failure to extend the term of our credit facility with SVB; and economic conditions and volatility of financial markets, decreased availability of credit to us or buyers on the Exchange, and the impact they may have on us and the Members. For a further discussion of the risks and uncertainties we face, please refer to Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2009, filed with the SEC on March 17, 2010. We assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, and such statements are current only as of the date they are made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposure

The financial position and results of operations of our United Kingdom subsidiary are measured using British Pounds Sterling (GBP) as the functional currency. The financial position and results of operations of our United Kingdom subsidiary are reported in United States dollars (USD) and included in our consolidated financial statements. Our exposure to foreign currency fluctuation is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which fee revenues are denominated. There were no trading revenues denominated in GBP. The foreign currency transaction gain (loss) is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivable and payables denominated in a currency other than a subsidiary’s functional currency. During the three months ended September 30, 2010, the USD weakened as compared to GBP. Correspondingly, and relative to the degree of change in the USD/GBP exchange rate, the Company’s United Kingdom subsidiary would need to convert less GBP into the same amount of USD at the end of the period than at the beginning of the period to pay-off the intercompany balance, thereby incurring a transaction gain for the period. During the nine months ended September 30, 2010, the USD strengthened as compared to GBP. Correspondingly, and relative to the degree of change in the USD/GBP exchange rate, the Company’s United Kingdom subsidiary would need to convert more GBP into the same amount of USD at the end of the period than at the beginning of the year to pay-off the intercompany balance, thereby incurring a transaction loss for the period. This gain (loss) was unrealized as no cash was exchanged for actual settlement of the intercompany balances.

Interest Rate Exposure

We are exposed to interest rate fluctuations. We invest our cash in short-term interest bearing securities. Although our investments are recorded as available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at September 30, 2010. The fair market value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities, and at September 30, 2010, our portfolio maturity was relatively short in duration. Assuming an average investment level in short-term interest bearing securities of $13.2 million, which is the balance of cash and cash equivalents at September 30, 2010, a one-percentage point decrease in the applicable interest rate would result in a $0.1 million decrease in interest income annually.

Under the terms of our credit agreement with SVB, our borrowings bear interest at the prime rate, subject to a minimum of 4.0%. Therefore, a one-percentage point increase in the prime rate would result in additional annualized interest expense of $10,000 assuming $1.0 million of borrowings. At September 30, 2010, we had $4.9 million of outstanding borrowings under this agreement.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

NNP Communications, LLC versus Arbinet-thexchange, Inc.

On June 10, 2009, the Company was notified that a demand for arbitration had been filed with the American Arbitration Association against the Company by NNP Communications, LLC (“NNP”), a former Member of the Company’s Exchange, seeking damages in the amount of $9.5 million for alleged claims for breach of contract, unjust enrichment, fraud, tortious interference with contract and unfair competition (the “NNP Arbitration”). NNP alleged that the Exchange was not operated in a neutral manner and that the Company wrongfully competed with its Members. NNP also alleged that the Company wrongfully directed telecommunications traffic meant for NNP to companies owned, directly or indirectly, by Arbinet insiders or companies who pay monies to Arbinet insiders in exchange for telecommunications traffic. The Company filed a response in the NNP Arbitration on July 8, 2009, denying the allegations and asserting a counterclaim for breach of contract and negligent misrepresentation. The Company also filed a demand for arbitration with the American Arbitration Association against an affiliated entity of NNP, Savontel Communications, Inc. (“Savontel”), another former Member of the Exchange, seeking damages in the amount of $0.5 million for breach of contract and recovery of unpaid invoices (the “Savontel Arbitration”). On December 18, 2009, the arbitrator in the Savontel Arbitration entered an interim award granting the full amount of the Company’s claim of $0.5 million plus interest, administrative, and reasonable legal expenses, which became final on February 9, 2010 (the “Savontel Award”). On August 18, 2010, the Company entered into a Settlement Agreement with NNP pursuant to which the parties, without admitting liability, agreed to dismiss the NNP Arbitration and release each other from liability in exchange for the Company’s agreement to pay $0.35 million in cash (the “NNP Settlement Payment”) and extinguish the Savontel Award. On August 18, 2010, the Company also entered into a Settlement Agreement with Savontel pursuant to which the parties, without admitting liability, agreed to dismiss the Savontel Arbitration and release each other from liability in exchange for the NNP Settlement Payment. In September 2010, the Company made the NNP Settlement Payment, extinguished the Savontel Award, and recorded the aggregate settlement cost of $0.9 million in other income (loss), net. The NNP Arbitration and the Savontel Arbitration have each been dismissed.

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

After deducting expenses of the offering, the Company received net offering proceeds of approximately $66.6 million. The Company used approximately $15.2 million of its net proceeds to redeem the outstanding shares of its Series B and Series B-1 preferred stock and approximately $10.0 million to repay principal and interest outstanding under its credit facility with SVB. Approximately $40.0 million of the net proceeds of the offering was initially invested in investment-grade marketable securities within the guidelines defined in the Company’s investment policy. As of September 30, 2010, $5.2 million of the net proceeds of the offering remained invested in investment-grade marketable securities. These securities are sold, as needed, to fund capital expenditures and the Company’s recent net losses.

Issuer Purchases of Equity Securities

The following table provides information as of and for the quarter ended September 30, 2010 regarding shares of our common stock that were repurchased (i) under the November 2008 Repurchase Plan and (ii) in connection with tax withholding obligations upon vesting of shares of restricted stock and restricted stock units issued under our 2004 Stock Incentive Plan, as amended, or the 2004 Plan.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(4)	Approximate Cost of Shares Purchased	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans ($)
November 2008 Repurchase Plan(2)
Balance at beginning of period	419,582	$7.64	$3,206,000	$1,794,000
July 1 to September 30, 2010	—	$—	—	$1,794,000
Balance at end of period	419,582	$7.64	$3,206,000	$1,794,000
2004 Plan(3)
July 1 to July 31, 2010	1,288	$8.04	10,000	N/A
August 1 to August 31, 2010	444	$7.87	3,000	N/A
September 1 to September 30, 2010	—	$—	—	N/A
Total	1,732		13,000

(1)	As part of publicly announced plans or programs.
(2)	Announced on November 6, 2008, the November 2008 Repurchase Plan authorized the repurchase of up to $5.0 million of our common stock. Stock repurchases may be made from time to time through the open market and privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. On November 10, 2010, the Company’s Board of Directors terminated the November 2008 Repurchase Plan and determined that no additional repurchases of the Company’s common stock may be effected under the November 2008 Repurchase Plan as of the termination date.
(3)	Pursuant to the 2004 Plan, we withheld shares of common stock in connection with tax withholding obligations upon vesting of shares of restricted stock. The 2004 Plan was originally filed with the Securities and Exchange Commission on November 29, 2004 and became effective on December 14, 2004. The 2004 Plan was amended on April 15, 2005, February 22, 2006 and October 1, 2006, and expires on December 14, 2014.
(4)	Average price paid per share is calculated based on the actual amount paid, regardless of rounded amounts presented in this table.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On November 10, 2010, the Company’s Board of Directors terminated the November 2008 Repurchase Plan and determined that no additional repurchases of the Company’s common stock may be effected under the November 2008 Repurchase Plan as of the termination date.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1	First Amendment, dated as of August 9, 2010, to the Employment Agreement by and between Arbinet Corporation and Gary G. Brandt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2010).
31.1*	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32**	Certifications pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBINET CORPORATION
Dated: November 12, 2010	/s/ Shawn F. O’Donnell Shawn F. O’Donnell President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2010	/s/ Gary G. Brandt Gary G. Brandt Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)